Form 10-Q
period 2006-03-31
GENZYME CORP
filed 2006-05-10
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of Genzyme Stock outstanding as of April 28, 2006: 260,344,287

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. Genzyme Corporation has one outstanding series of common stock, which we refer to as "Genzyme Stock."

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services in various jurisdictions;

  •
  our plans and our anticipated timing for pursuing additional indications and uses for our products and services;

  •
  the timing of, and availability of data from, clinical trials;

  •
  estimates of the potential markets for our products and services;

  •
  the anticipated drivers for future growth of our products, including Renagel, Hectorol, Thymoglobulin and Synvisc;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

  •
  estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services;

  •
  potential use, benefit, and dissemination, as well as timing thereof, of data from the Dialysis Clinical Outcomes Revisited, or DCOR, trial;

  •
  expected continued adoption of Renagel by nephrologists;

  •
  expected future revenues, operations and expenditures;

  •
  projected future earnings and earnings per share;

  •
  our assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  the sufficiency of our cash, short-term investments and cash flows from operations;

  •
  U.S. and foreign income tax audits, including our provision for liabilities and assessment of the impact of settlement of IRS and foreign tax disputes;

  •
  estimates of the cost to complete and estimated commercialization dates for in-process research and development, or IPR&D, programs;

  •
  our assessment of the deductibility of goodwill;

  •
  our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 155 regarding accounting for certain hybrid financial instruments, and FAS 156 regarding accounting for servicing of financial assets;

  •
  sales and marketing plans;

  •
  expected future payments related to our acquisitions, including employee benefits and leased facilities acquired from Bone Care International, Inc., or Bone Care, and the expected timing of these payments;

  •
  the planned refinancing of our revolving credit facility; and

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, Inc., or IMPATH.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products and services and to do so on the anticipated timeframes;

  •
  the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory agencies;

  •
  our ability to satisfy the post-marketing commitments made as a condition of the marketing approvals of Fabrazyme, Aldurazyme and Myozyme;

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

  •
  market acceptance of our products and services including Synvisc, Thymoglobulin, Campath and Clolar in expanded areas of use and new markets;

  •
  our ability to identify new patients for our products and services;

  •
  our ability to increase market penetration both outside and within the United States for our products and services;

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

  •
  our use of cash in business combinations or other strategic initiatives;

  •
  the resolution of litigation related to the consolidation of our tracking stocks;

  •
  the initiation of legal proceedings by or against us;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  our ability to successfully integrate the acquisitions of Bone Care, Equal Diagnostics, Inc., or Equal Diagnostics, ILEX Oncology, Inc., or ILEX Oncology, and IMPATH;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price and any further changes in the accounting rules for the determination of earnings per share;

  •
  the outcome of our IRS and foreign tax audits; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Aldurazyme®, Myozyme®, Renagel®, Thymoglobulin®, Campath®, Clolar®, Synvisc®, Carticel®, Seprafilm®, IMPATH®, MACI®, GlucaMesh®, GlucaTex® and Hectorol® are registered trademarks, and Lymphoglobuline™ and Sepra™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net product sales	$657,335	$563,213
Net service sales	68,822	60,614
Research and development revenue	4,685	6,122

Total revenues	730,842	629,949

Operating costs and expenses:
Cost of products sold	120,512	104,974
Cost of services sold	46,438	41,119
Selling, general and administrative	230,669	181,839
Research and development	152,323	114,745
Amortization of intangibles	52,692	41,186
Purchase of in-process research and development	—	9,500

Total operating costs and expenses	602,634	493,363

Operating income	128,208	136,586

Other income (expenses):
Equity in income (loss) of equity method investments	2,246	(1,718)
Minority interest	2,446	2,194
Gains on investments in equity securities	7,942	141
Other	(139)	(60)
Investment income	10,078	6,618
Interest expense	(4,438)	(3,808)

Total other income	18,135	3,367

Income before income taxes	146,343	139,953
Provision for income taxes	(45,369)	(44,395)

Net income	$100,974	$95,558

Net income per share:
Basic	$0.39	$0.38

Diluted	$0.37	$0.36

Weighted average shares outstanding:
Basic	259,709	250,921

Diluted	276,809	267,893

Comprehensive income, net of tax:
Net income	$100,974	$95,558

Other comprehensive income (loss):
Foreign currency translation adjustments	27,642	(46,653)

Other, net of tax	(58)	193

Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	7,361	(19,359)
Reclassification adjustment for (gains) losses included in net income (loss), net of tax	(3,596)	282

Unrealized gains (losses) on securities, net	3,765	(19,077)

Other comprehensive income (loss)	31,349	(65,537)

Comprehensive income	$132,323	$30,021

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$352,587	$291,960
Short-term investments	227,857	193,946
Accounts receivable, net	629,968	608,326
Inventories	316,427	297,652
Prepaid expenses and other current assets	93,824	100,256
Notes receivable—related parties	—	2,416
Deferred tax assets	172,173	170,443

Total current assets	1,792,836	1,664,999
Property, plant and equipment, net	1,370,274	1,320,813
Long-term investments	620,639	603,196
Notes receivable—related parties	7,218	7,206
Goodwill	1,487,569	1,487,567
Other intangible assets, net	1,558,111	1,590,894
Investments in equity securities	130,317	135,930
Other noncurrent assets	60,962	68,260

Total assets	$7,027,926	$6,878,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,759	$96,835
Accrued expenses	376,857	430,032
Income taxes payable	42,987	2,486
Deferred revenue and other income	17,263	15,018
Current portion of long-term debt and capital lease obligations	6,029	5,652

Total current liabilities	515,895	550,023
Long-term debt and capital lease obligations	124,547	125,652
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	4,707	4,663
Deferred tax liabilities	316,362	335,612
Other noncurrent liabilities	23,906	23,048

Total liabilities	1,675,417	1,728,998

Commitments and contingencies (See Notes 5, 7, 10 and 11)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,601	2,593
Additional paid-in capital	4,758,237	4,687,775
Notes receivable from stockholders	(14,596)	(14,445)
Accumulated earnings	430,430	329,456
Accumulated other comprehensive income	175,837	144,488

Total stockholders' equity	5,352,509	5,149,867

Total liabilities and stockholders' equity	$7,027,926	$6,878,865

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$100,974	$95,558
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	82,391	67,059
Stock-based compensation	32,622	—
Provision for bad debts	1,749	2,047
Purchase of in-process research and development	—	9,500
Minority interest	(2,446)	(2,194)
Equity in (income) loss of equity method investments	(2,246)	1,718
Gain on sale of investments in equity securities	(7,942)	(141)
Deferred income tax benefit	(24,350)	(9,396)
Tax benefit from employee stock compensation	6,996	23,264
Excess tax benefits from stock-based compensation	(2,892)	—
Other	1,548	(347)
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(15,813)	(15,074)
Inventories	(9,035)	33
Prepaid expenses and other current assets	(1,465)	(2,339)
Income taxes payable	41,108	24,726
Accounts payable, accrued expenses and deferred revenue	(67,169)	(39,870)

Cash flows from operating activities	134,030	154,544

Cash Flows from Investing Activities:
Purchases of investments	(286,820)	(269,429)
Sales and maturities of investments	232,145	194,854
Purchases of equity securities	(4,392)	(800)
Proceeds from sales of investments in equity securities	26,356	235
Purchases of property, plant and equipment	(65,309)	(38,896)
Distributions from equity method investees	8,000	—
Purchases of intangible assets	(6,557)	—
Acquisitions, net of acquired cash	—	(10,566)
Acquisition of sales and marketing rights	(12,620)	(123,634)
Other	1,864	297

Cash flows from investing activities	(107,333)	(247,939)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	28,104	85,109
Excess tax benefits from stock-based compensation	2,892	—
Payments of debt and capital lease obligations	(858)	(101,048)
Bank overdraft	(542)	5,977
Minority interest contributions	2,467	1,418
Other	768	1,618

Cash flows from financing activities	32,831	(6,926)

Effect of exchange rate changes on cash	1,099	(9,297)

Increase (decrease) in cash and cash equivalents	60,627	(109,618)
Cash and cash equivalents at beginning of period	291,960	480,198

Cash and cash equivalents at end of period	$352,587	$370,580

The accompanying notes are an integral part of these unaudited, consolidated financial statements

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel and MACI; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes raw materials and in vitro diagnostics products, and provides testing services for the oncology, prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals, including sales of WelChol, and cardiovascular business units under the caption "Other." We report our general and administrative operations and corporate science activities under the caption "Corporate."

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, as well as research and development expenses related to our preclinical development programs, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

2. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations and comprehensive income, balance sheets and statements of cash flows for our operations taken as a whole. We have eliminated all intercompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the

United States. In addition to the revisions to our segment disclosures described above, we have reclassified certain other 2005 data to conform to our 2006 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2005 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Accounting for Stock-Based Compensation

        Prior to January 1, 2006, we elected to:

  •
  account for share-based payment awards under Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosures," which we refer to collectively as APB 25; and

  •
  disclose the pro forma impact of expensing the fair value of our employee and director stock options and purchases made under our employee stock purchase plan, or ESPP, only in the notes to our financial statements.

        Effective January 1, 2006, we adopted the provisions of:

  •
  FAS 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95," which requires us to recognize stock-based compensation expense in our financial statements for all share-based payment awards made to employees and directors based upon the grant date fair value of those awards; and

  •
  the SEC's Staff Accounting Bulletin No., or SAB, 107, "Share-Based Payment," which provides guidance to public companies related to the adoption of FAS 123R.

FAS 123R applies to stock options granted under our employee and director stock option plans and purchases made under our ESPP, and will also apply to any restricted stock or restricted stock units we may grant in the future.

        We adopted FAS 123R using the modified prospective transition method, which requires us to apply the standard to new equity awards and to equity awards modified, repurchased or canceled after January 1, 2006, our adoption date. Additionally, compensation expense for the unvested portion of awards granted prior to our adoption date shall be:

  •
  recognized over the requisite service period, which is generally commensurate with the vesting term; and

  •
  based on the original grant date fair value of those awards, as calculated in our pro forma disclosures, prior to January 1, 2006, under FAS 123, "Accounting for Stock-Based Compensation," as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosures," which we refer to collectively as FAS 123. Changes to the grant date fair value of equity awards granted prior to our adoption date are not permitted under FAS 123R.

The modified prospective transition method does not allow for the restatement of prior periods. Accordingly, our results of operations for the three months ended March 31, 2006 and future periods will not be comparable to our results of operations prior to January 1, 2006 because our historical results prior to that date do not reflect the impact of expensing the fair value of share-based payment awards.

        Prior to January 1, 2006, in the pro forma disclosures regarding stock-based compensation included in the notes to our financial statements, we recognized forfeitures of stock options only as they occurred. Effective January 1, 2006, in accordance with the provisions of FAS 123R, we are now required to estimate an expected forfeiture rate for stock options, which is factored into the determination of our monthly stock-based compensation expense. As a result of the adoption of FAS 123R, we recorded pre-tax stock-based compensation expense totaling $32.6 million, net of estimated forfeitures, in our statement of operations for the three months ended March 31, 2006. Additional information regarding our stock-based compensation is included in Note 3, "Stock-Based Compensation," to our financial statements included in this report.

        In connection with the adoption of FAS 123R, we were also required to change the classification, in our consolidated statements of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

Recent Accounting Pronouncements

        FAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."    In November 2004, the FASB issued FAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges in all circumstances. Our adoption of FAS 151, effective January 1, 2006, did not have a material impact on our financial position or results of operations.

        FAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 applies to all voluntary changes in the accounting for and reporting of changes in accounting principles and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principles be recognized by including in net income (loss), for the period of the change, the cumulative effect of changing to the new accounting principle. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of FAS 154, effective January 1, 2006, did not impact our financial position or results of operations.

        FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSPs also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSPs clarify FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," FAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." We reviewed the guidance provided in FSP Nos. FAS 115-1 and FAS 124-1 and have determined that our current practices are consistent with the guidance included in the FSPs. As a result, our adoption of the FSPs, effective January 1, 2006, did not impact our financial position and results of operations.

        FAS 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140." In February 2006, the FASB issued FAS 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140," which permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. We have not yet determined the effect, if any, the adoption of FAS 155 may have on our financial position and results of operations.

        FAS 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140." In March 2006, the FASB issued FAS 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. We have not yet determined the effect, if any, the adoption of FAS 156 may have on our financial position and results of operations.

3. Stock-Based Compensation

Equity Plans

  Stock Option Plans

        The purpose of our stock option plans is to attract, retain and motivate our key employees, consultants and directors, upon whose judgment, initiative and efforts the financial success and growth of our business largely depends. Options granted under these plans can be either incentive stock options (ISO) or nonstatutory stock options (NSO), as specified in the individual plans. The following table contains information about our stock option plans:

			As of March 31, 2006
Plan Name	Group Eligible	Type of Option Granted	Options Reserved for Issuance	Options Outstanding	Options Available for Grant
2004 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	16,643,159	6,767,183	9,875,976
2001 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	10,708,057	10,589,341	118,716
1997 Equity Incentive Plan(1)	All key employees and consultants, except officers	NSO	13,788,960	13,371,768	417,192
1998 Director Stock Option Plan(2)	Non-employee board members	NSO	686,291	505,297	180,994
Assumed Options(3)			—	511,553	—

			41,826,467	31,745,142	10,592,878

(1)
The exercise price of option grants may not be less than the fair market value at the date of grant. Option grants have a maximum term of ten years. The compensation committee of our board of directors, or its delegates as applicable, determines the terms and conditions of each option grant, including who, among eligible persons, will receive option grants, the form of payment of the exercise price, the number of shares granted, the vesting schedule and the terms of exercise.

(2)
These options are granted on the date of our annual shareholders meeting or at a director's initial appointment to the board, have an exercise price equal to the fair market value of Genzyme Stock on the date of grant, expire ten years after the initial grant date and vest on the date of the next annual shareholders meeting following the date of grant.

(3)
Consists of options we assumed through our acquisitions of Biomatrix, Inc., or Biomatrix, GelTex Pharmaceuticals, Inc., Focal, Inc., Novazyme Pharmaceuticals, Inc. and ILEX Oncology.

        Beginning in 2006, all stock-based awards to non-employees are accounted for at their fair value in accordance with FAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        We account for options granted to our employees and directors under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of Genzyme Stock on the date of grant and generally have a 10-year term and vest in increments, generally over four years from the date of grant, although we may grant options with different vesting terms from time to time. Excluding our directors, when an employee at or over the age of 60 with at least five years of service retires, the employee's options automatically become fully vested and will expire three years after the employee's retirement date or on the original expiration date at the time the options were granted, whichever is earlier. Upon termination of employment, an employee's unexercised options will expire three months after the employee's termination date. We recognize stock-based compensation expense for each grant on a graded-vested basis over the employee's or director's requisite service period, generally the vesting period of the award, which is usually four years. Additionally, stock-based compensation expense related to stock options includes an estimate for pre-vesting forfeitures. Effective January 1, 2006, in connection with our adoption of FAS 123R, we now recognize stock-based compensation expense immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Grants to retirement eligible employees prior to January 1, 2006 are not subject to accelerated vesting and continue to vest over the nominal vesting period. Shares issued as a result of stock option exercises are funded through the issuance of new shares.

ESPP

        Our 1999 ESPP allows employees to purchase our stock at a discount. Under this plan, the purchase price per share of Genzyme Stock is 85% of the lower of the fair market value of Genzyme Stock at the beginning of an enrollment period or on the purchase date. There are 5,829,391 shares of Genzyme Stock authorized for purchase under the plan as of March 31, 2006, of which 1,501,860 remain available. We place limitations on the number of shares of stock that can be purchased under the plan in a given year.

Adoption of FAS 123R

        As a result of adopting FAS 123R, for the three months ended March 31, 2006, we recorded pre-tax stock-based compensation expense, net of estimated forfeitures, totaling $32.6 million, which was allocated based on the functional cost center of each employee granted options or participating in our ESPP plan as follows (amounts in thousands):

Three Months Ended March 31, 2006
Pre-tax stock-based compensation expense, net of estimated forfeitures:
Cost of products and services sold	$2,303
Selling, general and administrative	19,447
Research and development	10,857

Total	32,607
Less: tax benefit of stock options	10,348

Stock-based compensation expense, net of tax	$22,259

The $22.3 million of stock-based compensation expense, net of estimated forfeitures and tax benefits, for the three months ended March 31, 2006 reduced our net income per share by $0.09 per basic share and $0.08 per diluted share. In addition, we capitalized $2.7 million of stock compensation to inventory, all of which is attributable to participating employees that support our manufacturing operations. At March 31, 2006, there was $242.8 million of pre-tax compensation expense, net of estimated forfeitures, related to nonvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.2 years.

Pro Forma Information for the Period Prior to Adoption of FAS 123R

        Prior to the adoption of FAS 123R, we accounted for stock options granted to employees in accordance with APB 25 and provided the disclosures required under FAS 123 only in the notes to our financial statements. As a result, no stock-based compensation expense was reflected in our net income for the three months ended March 31, 2005 related to our ESPP or stock options, since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table sets forth our historical disclosure of our pro forma net income and net income per share data for the three months ended March 31, 2005 as if compensation expense for our stock-based compensation plans was determined in accordance with FAS 123 based on the grant date fair value of the awards (amounts in thousands):

Three Months Ended March 31, 2005
Net income:
As reported	$95,558
Deduct: pro forma employee stock-based compensation expense, net of tax(1)	(19,258)

Pro forma(1)	$76,300

Net income per share:
Basic:
As reported	$0.38

Pro forma(1)	$0.30

Diluted:
As reported	$0.36

Pro forma(1)	$0.29

(1)
Under FAS 123, we did not capitalize any stock-based compensation to inventory.

Valuation Assumptions for Stock Option Plans and ESPP

        The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.7%	4.2%
Dividend yield	0%	0%
Expected option life (in years)	5	5
Volatility-stock options	45%	52%
Volatility-ESPP	27%-28%	52%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life. We used historical data on exercises of our stock options and other factors to estimate the expected option life (in years), or term, of the share-based payments granted. We determined the volatility rate for stock options based on the 5-year volatility of Genzyme Stock. We determine separate volatility rates for each enrollment under our ESPP based on the commencement date of each enrollment. Stock option expense in future periods will be based upon the Black-Scholes values determined at the date of each grant or the date of each purchase under our ESPP.

Stock Option Plan Activity

        The following table contains information regarding stock option plan activity for the three months ended March 31, 2006:

	Shares Under Option	Weighted Average Exercise Price	Number Exercisable
Outstanding at December 31, 2005	32,345,317	$47.71	17,842,706
Granted	236,350	69.66
Exercised	(592,457)	36.47
Forfeited and cancelled	(244,068)	65.26

Outstanding at March 31, 2006	31,745,142	$47.96	17,370,663

        The following table contains information regarding the pre-tax intrinsic value of our stock options, the estimated fair value of shares vested and the weighted average grant date fair value per share of stock options granted under our stock plans during the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Pre-tax intrinsic value of options exercised	$20,645	$66,558
Estimated fair value of shares vested	$16,662	$11,105
Weighted average grant date fair value per share of stock options granted under our stock plans	$31.49	$28.59

        For the three months ended March 31, 2006, we:

  •
  received a total of $28.1 million of cash proceeds and recognized $17.3 million of actual tax benefits from the issuance of stock under our stock option plans and ESPP; and

  •
  classified $2.9 million of excess tax benefits from stock-based compensation as a financing cash inflow in our statement of cash flows.

        The following table contains information regarding the range of stock option prices as of March 31, 2006:

		Weighted Average Remaining Contractual Life		Exercisable
Range Of Exercise Prices	Number Outstanding as of 03/31/06		Weighted Average Exercise Price	Number Exercisable as of 03/31/06	Weighted Average Exercise Price
$1.75 – $26.50	2,972,166	3.16	$20.82	2,928,547	$20.84
26.79 – 43.78	5,347,922	5.39	32.53	4,116,382	32.19
43.80 – 46.24	10,466,240	7.66	45.01	4,525,654	45.26
46.25 – 53.47	4,189,009	5.47	52.26	3,778,509	52.66
53.57 – 70.89	8,104,150	8.95	62.53	1,655,557	61.47
71.07 – 2,356.12	665,655	6.45	134.66	366,014	179.64

$1.75 – $2,356.12	31,745,142	6.87	$47.96	17,370,663	$44.03

        As of March 31, 2006, the aggregate intrinsic value of all outstanding stock options was $657.0 million and the aggregate intrinsic value of the exercisable options was $443.9 million.

ESPP Activity

        The following table shows our ESPP activity for the three months ended March 31, 2006:

Shares Issued	Shares Under ESPP
Available for purchase as of December 31, 2005	1,712,481
Shares purchased by employees	(210,621)

Available for purchase as of March 31, 2006	1,501,860

4. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income—basic(1)	$100,974	$95,558
Effect of dilutive securities:
Interest expense and debt fees, net of tax, related to our 1.25% convertible senior notes	1,874	1,874

Net income—diluted(1)	$102,848	$97,432

Shares used in computing net income per common share—basic	259,709	250,921
Effect of dilutive securities:
Shares issuable for the assumed conversion of our 1.25% convertible senior notes	9,686	9,686
Stock options(1,2)	7,403	7,276
Warrants and stock purchase rights	11	10

Dilutive potential common shares	17,100	16,972

Shares used in computing net income per common share—diluted(1,2)	276,809	267,893

Net income per share(1):
Basic	$0.39	$0.38

Diluted	$0.37	$0.36

(1)
Reflects the adoption of FAS 123R effective January 1, 2006. Basic and diluted net income for the three months ended March 31, 2006 include total stock-based compensation expenses of $22.3 million, net of estimated forfeitures and tax, or $0.09 per basic share and $0.08 per diluted share, for which there were no similar amounts in the same period of 2005.

(2)
We did not include the securities described in the following table in the computation of diluted earnings per share for both periods presented because the effect of these securities would have been anti-dilutive (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Shares of Genzyme Stock issuable upon exercise of outstanding options	7,863	8,325

5. Mergers and Acquisitions

Acquisition of Surgi.B SAS

        In March 2006, we acquired Surgi.B Chirugie et Medicine SAS, or Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an up-front cash payment of $5.5 million. In addition, we are obligated to make certain milestone payments totaling up to approximately $6 million and royalty payments based on future sales of GlucaMesh and GlucaTex.

Acquisition of Gene Therapy Assets from Avigen, Inc.

        In December 2005, we acquired certain gene therapy assets from Avigen, Inc., or Avigen, a publicly-traded, biopharmaceutical company based in Alameda, California with a focus on unique small molecule therapeutics and biologics to treat serious neurological disorders, in exchange for an up-front cash payment of $12.0 million. In addition, we may be obligated to make up to approximately $38 million of potential milestone payments based on the development and approval of, and royalty payments based on the sale of, products developed between now and 2020 that rely on the intellectual property purchased from Avigen.

In-Process Research and Development

        In connection with our acquisition of certain gene therapy assets from Avigen, we acquired IPR&D related to Avigen's Parkinson's disease program.

        As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in December 2005, $7.0 million, representing the portion of the $12.0 million up-front payment to Avigen attributable to the Parkinson's disease program.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

Acquisition of Bone Care

        In July 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of $712.3 million in cash. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

        In October 2004, Bone Care was one of seven companies, all of which market treatments, therapies or diagnostics for kidney patients, which received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Bone Care has cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict when or if any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to this investigation. Any such liabilities that may arise out of this investigation will be recorded in our consolidated financial statements, if they become probable and estimable prior to July 2006, as an increase to both the goodwill resulting from, and the liabilities assumed in connection with, our acquisition of Bone Care.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities, tax restructuring activities and liabilities that may arise from the government's investigation of Bone Care. Pro forma results are not presented for the acquisition of Bone Care because the acquisition did not have a material effect on our results of operations.

In-Process Research and Development

        In connection with our acquisition of Bone Care, we acquired IPR&D related to LR-103, a vitamin D therapeutic candidate that is an active metabolite of Hectorol.

        As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in September 2005, $12.7 million, representing the portion of the purchase price attributable to this program.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $15 million to complete the development of, obtain approval for and commercialize LR-103.

Exit Activities

        In connection with our acquisition of Bone Care, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation and termination of certain Bone Care personnel. These costs have been recognized as liabilities assumed in connection with the acquisition of Bone Care in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to the acquisition of Bone Care (amounts in thousands):

	Employee Related Benefits	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$10,759	$382	$11,141
Revision of estimate	80	—	80
Payments in 2005	(9,099)	—	(9,099)

Balance at December 31, 2005	1,740	382	2,122
Payments in 2006	(828)	—	(828)

Balance at March 31, 2006	$912	$382	$1,294

        We expect to pay employee related benefits to certain former employees of Bone Care through the second half of 2006.

Acquisition of Verigen AG

        In February 2005, we acquired Verigen AG, or Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $11.8 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of approximately $38 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

In-Process Research and Development

        In connection with our acquisition of Verigen, we acquired IPR&D related to MACI, a proprietary approach to cartilage repair. As of the date of our acquisition of Verigen, MACI, which has received marketing approvals in Europe and Australia, had not reached technological feasibility in the United States due to lack of regulatory approval and did not have an alternative use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $33 million to complete the development of, obtain approval for and commercialize MACI in the United States.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid initial payments totaling $121.0 million in cash to Wyeth and $0.3 million of acquisition costs. We have also accrued contingent payments to Wyeth totaling $72.6 million, of which $63.6 million had been paid as of March 31, 2006. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of March 31, 2006 include a total of $193.9 million for the initial and contingent payments (made or accrued) as of that date. We will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

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

Acquisition of ILEX Oncology

In-Process Research and Development

        In connection with our December 2004 acquisition of ILEX Oncology, an oncology drug development company, we acquired IPR&D related to three development projects, Campath (alemtuzumab) for indications other than B-cell chronic lymphocytic leukemia, Clolar and tasidotin hydrochloride. As of the date of our acquisition of ILEX Oncology, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath (alemtuzumab) development projects, $113.4 million is attributable to the Clolar development projects and $44.2 million is related to the tasidotin development projects. In December 2004, after the date of our acquisition of ILEX Oncology, the FDA granted marketing approval for Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia.

        As of March 31, 2006, we estimated that it will take approximately two to five years and an investment of approximately $119 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for non-Hodgkin's lymphoma, multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $66 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately four to six years and an investment of approximately $24 million to complete the development of, obtain approval for and commercialize tasidotin.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and accordingly, included the results of operations related to the acquired business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004.

Pro Forma Financial Summary

        Pro forma results of operations are not presented for the acquisitions completed during the periods shown. We determined that the acquisitions of Bone Care and Verigen in 2005 constitute acquisitions of businesses, however, these acquisitions did not individually or in the aggregate have a material effect on our results of operations.

6. Inventories

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Raw materials	$85,295	$76,466
Work-in-process	89,678	90,629
Finished goods	141,454	130,557

Total	$316,427	$297,652

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories included $20.5 million at March 31, 2006 and $18.8 million at December 31, 2005 of Myozyme inventory, primarily consisting of finished goods, which had not been approved for sale as of those dates. We received marketing authorization for Myozyme in the European Union in March 2006. We will introduce Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme. We expect to launch Myozyme in the United States in May 2006.

7. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the change in our goodwill during the three months ended March 31, 2006 (amounts in thousands):

	As of December 31, 2005	Adjustments	As of March 31, 2006
Renal	$304,492	$—	$304,492
Therapeutics	354,709	—	354,709
Transplant	128,511	—	128,511
Biosurgery	7,585	—	7,585
Diagnostics/Genetics(1)	245,342	2	245,344
Other	446,928	—	446,928

Total	$1,487,567	$2	$1,487,569

(1)
The adjustments to goodwill include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We are required to perform impairment tests related to our goodwill under FAS 142, "Goodwill and Other Intangible Assets," annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the three months ended March 31, 2006.

  Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2006			As of December 31, 2005
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,504,473	$(336,843)	$1,167,630	$1,503,963	$(307,503)	$1,196,460
Patents	183,360	(74,890)	108,470	183,360	(71,393)	111,967
Trademarks	60,227	(27,432)	32,795	60,227	(26,080)	34,147
License fees(1)	51,272	(17,141)	34,131	44,777	(16,206)	28,571
Distribution rights(2)	208,356	(54,670)	153,686	195,299	(43,108)	152,191
Customer lists(3)	90,782	(30,611)	60,171	108,083	(41,861)	66,222
Other	2,076	(848)	1,228	2,078	(742)	1,336

Total	$2,100,546	$(542,435)	$1,558,111	$2,097,787	$(506,893)	$1,590,894

(1)
Includes an additional $6.5 million of intangible assets resulting from our acquisition of all rights to GlucaMesh and GlucaTex products used in the surgical repair of hernias, from Surgi.B in March 2006.

(2)
Includes an additional $13.0 million of intangible assets resulting from additional payments made or accrued in the first quarter of 2006 in connection with the reaquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

(3)
Reflects the write off of $17.3 million of fully amortized customer lists related to our acquisition of SangStat in September 2003, during the first quarter of 2006.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $52.7 million for the three months ended March 31, 2006; and

  •
  $41.2 million for the three months ended March 31, 2005.

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2006, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense(1,2)
2006 (remaining nine months)	$146,688
2007	182,741
2008	184,894
2009	193,768
2010	207,590
Thereafter	869,366

(1)
Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth. These contingent payments will be recorded as intangible assets when the payments are accrued.

(2)
Includes estimated future amortization expense for the license fees paid for GlucaMesh and GlucaTex based on the forecasted future sales of these products and the resulting future contingent payments we will be required to make to the former shareholders of Surgi.B. These contingent payments will be recorded as intangible assets when the payments are accrued.

8. Investments in Equity Securities

        We recorded $7.9 million of gains on investments in equity securities in our consolidated statement of operations for the three months ended March 31, 2006, including:

  •
  a $6.4 million gain recorded in January 2006 in connection with the sale of our entire investment of 2.1 million shares of the common stock of BioMarin Pharmaceutical Inc., or BioMarin; and

  •
  a $1.4 million gain recorded in March 2006 related to a distribution of net cash proceeds we received in connection with our limited partnership interest in ProQuest Investments II, L.P., or ProQuest. In March 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At March 31, 2006, our stockholders' equity includes $41.3 million of unrealized gains and $1.9 million of unrealized losses related to our investments in strategic equity securities, of which $1.6 million of the unrealized losses are related to our investment in the common stock of ViaCell, Inc., or ViaCell. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although the market value of ViaCell's common stock has remained below our cost for the last eight months, because ViaCell has resumed its clinical trial for CB001 and there appears to be no fundamental change in ViaCell's financial or operational conditions, we continue to believe that the decline in market value is considered to be temporary.

9. Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidocis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was $3.4 million for the three months ended March 31, 2006, as compared to $0.2 million for the same period of 2005. During the three months ended March 31, 2006, we received an $8.0 million cash distribution from BioMarin/Genzyme LLC.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue	$21,332	$15,874
Gross margin	14,945	10,391
Operating expenses	(8,370)	(10,196)
Net income	6,733	255

10. Other Commitments and Contingencies

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. In April 2006, we filed with the Massachusetts Supreme Judicial Court (SJC) a petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. We are awaiting the SJC's decision. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We have filed a motion to dismiss the amended complaint and to oppose the class certification, and are awaiting a decision from the Court. Discovery in this case has been put on hold pending resolution of these motions. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. As of December 31, 2005 and March 31, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in 2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited has decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited's former distributor, Healthcare at Home. Genzyme Limited and Healthcare at Home are in negotiations to arrive at a mutually agreed upon settlement of this damage claim. We do not expect that settlement of this damage claim will have a material impact on our financial condition or results of operations.

        We are not able to predict the outcome of the pending legal proceedings listed here, or other legal proceedings, or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have no current accruals for these potential contingencies. We cannot provide you with assurance that the legal proceedings listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

11. Provision for Income Taxes

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Provision for income taxes	$45,369	$44,395
Effective tax rate	31%	32%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three months ended March 31, 2006 was impacted by non-deductible stock option expense.

        Our effective tax rate for the three months ended March 31, 2005 was impacted by non-deductible charges for IPR&D of $9.5 million recorded in connection with our acquisition of Verigen.

        We are currently under IRS audits for tax years 1996 to 1999, 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statue of limitations. The settlement of the 1996 to 1999 IRS audit is expected to result in a net tax benefit of approximately $30 million to $40 million. We do not expect the settlement of certain foreign audits covering 1997 to 2004 to have a material affect on our net tax expense. We believe settlement of both the IRS audit and certain foreign audits will likely occur in 2006. The effects of each audit will be recorded in our financial statements upon settlement.

12. Defined Benefit Pension Plans

        We have defined benefit pension plans for certain employees in countries outside the U.S. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

        The components of net pension expense for the three months ended March 31, 2006 and 2005 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$1,025	$780
Interest cost	799	723
Expected return on plan assets	(971)	(835)
Amortization and deferral of actuarial loss	268	219

Net pension expense	$1,121	$887

        For the three months ended March 31, 2006, we contributed $0.7 million to our pension plan in the United Kingdom. We anticipate making approximately $2 million of additional contributions to this plan in 2006 to satisfy our annual funding obligation.

13. Segment Information

        In accordance with FAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have five reporting segments as described in Note 1., "Description of Business," to our financial statements included in this report.

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, as well as research and development expenses related to our preclinical development programs, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

        We have provided information concerning the operations in these reporting segments in the following table (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Renal(1)	$137,590	$99,403
Therapeutics(1)	345,633	315,053
Transplant	34,266	31,155
Biosurgery(1)	90,536	75,052
Diagnostics/Genetics(1)	86,663	79,373
Other	36,111	29,474
Corporate(1)	43	439

Total	$730,842	$629,949

Income (loss) before income taxes:
Renal(1)	$31,798	$34,102
Therapeutics(1)	230,954	201,828
Transplant	4,434	(3,618)
Biosurgery(1)	4,051	(7,778)
Diagnostics/Genetics(1)	1,106	479
Other(1)	(13,393)	(11,420)
Corporate(1,2,3)	(112,607)	(73,640)

Total	$146,343	$139,953

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition. Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed since January 1, 2005 are:

Acquisition	Date Acquired	Business Segment(s)	IPR&D Charge
Hernia repair assets of Surgi.B	March 30, 2006	Biosurgery	None
Gene therapy assets of Avigen	December 19, 2005	Therapeutics	$7.0 million
Manufacturing operation of Cell Genesys	November 22, 2005	Therapeutics	None
Equal Diagnostics	July 15, 2005	Diagnostics/Genetics	None
Bone Care	July 1, 2005	Renal/Corporate	$12.7 million
Verigen	February 8, 2005	Biosurgery/Corporate	$9.5 million
Synvisc sales and marketing rights from Wyeth	January 6, 2005	Biosurgery	None
(2)
Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, as well as interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

(3)
Effective January 1, 2006, we adopted the provisions of FAS 123R using the modified prospective transition method and, therefore, have not restated our prior period results to reflect the impact of adopting this standard. Accordingly, for the three months ended March 31, 2006, we recorded pre-tax stock-based compensation expense of $32.6 million, net of estimated forfeitures, in our results of operations, all of which is reported under the caption "Corporate."

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2006	December 31, 2005
Segment Assets(1):
Renal	$1,344,003	$1,343,795
Therapeutics	1,001,388	972,504
Transplant	376,855	369,366
Biosurgery	454,251	456,634
Diagnostics/Genetics	471,235	474,751
Other	723,973	728,773
Corporate(2)	2,656,221	2,533,042

Total	$7,027,926	$6,878,865

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

        Segment assets for Corporate consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Cash, cash equivalents, short- and long-term investments	$1,201,083	$1,089,102
Deferred tax assets—current	172,173	170,443
Property, plant & equipment, net	853,518	826,221
Investment in equity securities	130,317	135,930
Other	299,130	311,346

Total	$2,656,221	$2,533,042

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, Carticel and MACI; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes raw materials and in vitro diagnostic products and provides testing services for the oncology, prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals, including sales of WelChol, and cardiovascular business units under the caption "Other." We report our general and administrative operations and corporate science activities under the caption "Corporate."

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, as well as research and development expenses related to our preclinical development programs, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

MERGERS AND ACQUISITIONS

Acquisition of Surgi.B

        In March 2006, we acquired Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an up-front cash payment of $5.5 million. In addition, we are obligated to make certain milestone payments totaling up to approximately $6 million and royalty payments based on future sales of GlucaMesh and GlucaTex.

Acquisition of Gene Therapy Assets from Avigen

        In December 2005, we acquired certain gene therapy assets from Avigen, a publicly-traded, biopharmaceutical company based in Alameda, California with a focus on unique small molecule therapeutics and biologics to treat serious neurological disorders, in exchange for an up-front cash payment of $12.0 million. We allocated the purchase price to the intangible assets acquired based on their estimated fair values as of December 19, 2005, the date of acquisition. We allocated $5.0 million of the up-front cash payment to technology in other intangible assets on our consolidated balance sheet and recorded a charge of $7.0 million to IPR&D. In addition, we may be obligated to make up to approximately $38 million of potential milestone payments based on the development and approval of, and royalty payments based on the sale of, products developed between now and 2020 that rely on the intellectual property purchased from Avigen.

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

Acquisition of Bone Care

        In July 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of $712.3 million in cash. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage chronic kidney disease, or CKD, which we have added to our Renal business. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $11.8 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of approximately $38 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $5.7 million resulting in negative goodwill. Pursuant to FAS 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. If and when contingent payments come due, we will apply the payments against the contingent liability. Contingent payments in excess of $5.7 million, if any, will be recorded as goodwill. As of March 31, 2006, we have paid $0.8 million of contingent payments, and the remaining contingent liability is $4.9 million.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Exhibit 13.1 to our 2005 Form 10-K. Excluding the addition of our policy for accounting for stock-based compensation, there have been no significant changes to our critical accounting policies and significant judgments and estimates since December 31, 2005.

Accounting for Stock-Based Compensation

        We estimate the fair value of each stock option grant using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The key assumptions in the Black-Scholes model are the risk-free interest rate, the dividend yield, the expected option life (in years) and the expected volatility of the price of Genzyme Stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life. We use historical data on exercises of our stock options and other factors to estimate the expected option life (in years) of the share-based payments granted. We estimate the expected volatility of our stock options and each enrollment under our ESPP based on the historical volatility of Genzyme Stock. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all share-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to stock-based compensation expense may be required in future periods.

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Product revenue	$657,335	$563,213	17%
Service revenue	68,822	60,614	14%

Total product and service revenue	726,157	623,827	16%
Research and development revenue	4,685	6,122	(23)%

Total revenues	$730,842	$629,949	16%

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

  •
  Biosurgery products, including orthopaedic products, such as Synvisc, and the Sepra line of products, such as Seprafilm;

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

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$118,655	$99,403	19%
Hectorol	18,904	—	N/A

Total Renal	137,559	99,403	38%

Therapeutics:
Cerezyme	239,009	225,951	6%
Fabrazyme	80,503	70,026	15%
Thyrogen	22,993	17,715	30%
Other Therapeutics	2,128	807	164%

Total Therapeutics	344,633	314,499	10%

Transplant:
Thymoglobulin/Lymphoglobuline	32,860	27,221	21%
Other Transplant	1,406	3,917	(64)%

Total Transplant	34,266	31,138	10%

Biosurgery:
Synvisc	53,263	44,016	21%
Sepra products	19,415	16,652	17%
Other Biosurgery	6,974	6,300	11%

Total Biosurgery	79,652	66,968	19%

Diagnostics/Genetics:
Diagnostics Products	29,211	26,866	9%

Other product revenue	32,014	24,339	32%

Total product revenues	$657,335	$563,213	17%

Renal

        Sales of Renagel, including sales of bulk sevelamer, increased 19% to $118.7 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to a $17.8 million increase in sales, of which $12.7 million is primarily attributable to increased end-user demand in the United States and Europe, and $5.1 million is attributable to a 9.5% price increase for Renagel, which became effective in December 2005. The average exchange rate for the Euro against the U.S. dollar decreased 8% in the three months ended March 31, 2006, as compared to the same period of 2005, negatively impacting Renagel revenue by $3.0 million for the three months ended March 31, 2006. However, an 18% decrease in the average exchange rate for the Brazilian Real against the U.S. dollar for the three months ended March 31, 2006, as compared to the same period in 2005, positively impacted Renagel revenue by $1.6 million. Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for the three months ended March 31, 2006 and 2005.

        Our acquisition of Bone Care on July 1, 2005 expanded our Renal product offerings with the addition of Hectorol, a complimentary product to Renagel used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD. Bone Care's operations are integrated into our Renal business, and our sales representatives have begun selling Hectorol to nephrologists in the United States. Sales of Hectorol were $18.9 million for the three months ended March 31, 2006.

        We conducted a 2,100-patient post-marketing study of Renagel called the DCOR trial, which evaluated the ability of Renagel to improve patient morbidity and mortality and compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We released top-line data from this trial in July 2005 and presented the data at the American Society of Nephrology meeting in November 2005. The study did not meet its primary end point of a statistically significant reduction in mortality from all causes. However, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in mortality from all causes in patients 65 years of age or older and in patients using Renagel for two years or more. We expect to receive morbidity data from the Centers for Medicare and Medical Services, or CMS, in mid 2006 and may present such data later this year.

        We expect sales of Renagel and Hectorol to increase, driven primarily by growing patient access to our products and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of the DCOR trial and the growing acceptance of the National Kidney Foundation's 2003 Kidney Disease Outcome Quality Initiative, or K/DOQI, Guidelines for Bone Metabolism and Disease in CKD. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with dosing of Renagel, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Prescription Drug Improvement and Modernization Act, and the accuracy of our estimates of fluctuations in the payor mix. Also our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 10% to $344.6 million for the three months ended March 31, 2006, as compared to the same period of 2005, due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The 6% growth in sales of Cerezyme to $239.0 million for three months ended March 31, 2006, as compared to the same period of 2005, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The average exchange rate for the Euro against the U.S. dollar decreased 8% during the three months ended March 31, 2006, as compared to the same period of 2005, negatively impacting sales of Cerezyme by $7.0 million.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme are approximately 36% of our total product revenue for the three months ended March 31, 2006, as compared to 40% for the same period of 2005. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report.

        The 15% increase to $80.5 million for the three months ended March 31, 2006 in sales of Fabrazyme, as compared to the same period of 2005, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. The 8% decrease in the average exchange rate for the Euro against the U.S. dollar negatively impacted sales of Fabrazyme by $2.0 million.

        Sales of Thyrogen increased 30% to $23.0 million for the three months ended March 31, 2006, as compared to the same period of 2005, due to worldwide volume growth which impacted sales by $2.4 million and a 10% increase in price, impacting sales by $1.2 million. The decrease in the average exchange rate of the Euro against the U.S. dollar did not have a material impact on the sales of Thyrogen.

        We submitted marketing applications for Myozyme in the European Union in December 2004 and in the United States in July 2005. In December 2005, the European Committee for Human Services unanimously recommended full approval of Myozyme and subsequently, in March 2006, we received marketing authorization for Myozyme in the European Union. We will introduce Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme. We expect to launch Myozyme in the United States in May 2006. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity. We plan to submit a marketing application for Myozyme in Japan later this year.

        We currently manufacture Myozyme in the United States. In the future, we expect to also produce Myozyme at our new protein manufacturing facility in Geel, Belgium, and our new fill/finish facility in Waterford, Ireland, to ensure that we are able to meet the anticipated demand for the product throughout the world.

Transplant

        Transplant's product revenue increased 10% to $34.3 million for the three months ended March 31, 2006 as compared to the same period of 2005. The increase is primarily due to a $6.2 million increase in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures. This increase was partially offset by a $1.8 million decrease in revenue from a license agreement with Proctor & Gamble Pharmaceuticals, Inc., or PGP, a subsidiary of The Proctor and Gamble Company, in the first quarter of 2005, for which there is no comparable amount in the same period of 2006. In December 2005, PGP exercised its option to terminate an agreement under which we had granted PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders.

        We expect sales of Thymoglobulin to increase, driven primarily by our continued entry into new geographical markets, together with an overall growth in solid organ and living donor renal transplants. Thymoglobulin competes with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating

Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report.

Biosurgery

        Biosurgery product revenue increased 19% to $79.7 million for the three months ended March 31, 2006, as compared to the same period of 2005. The increase is partially attributable to the $2.8 million increase in sales of our Sepra products. In particular, sales of Seprafilm increased by $1.9 million, primarily due to an 11% price increase in the three months ended March 31, 2006, as compared to the same period of 2005. This increase is also attributable to greater penetration into the U.S. market. Additionally, there was a $9.2 million increase in sales of Synvisc, primarily due to a full quarter of selling Synvisc direct in the United States as compared to a partial quarter in 2005. We reacquired the Synvisc sales and marketing rights from Wyeth in January 2005 in certain countries. We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. These products could have an adverse effect on future sales of Synvisc. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" included in this report.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased 9% to $29.2 million for the three months ended March 31, 2006, as compared to the same period of 2005. The increase is attributable to a 19%, or $2.9 million, increase in sales of clinical chemistry reagents resulting from our acquisition of Equal Diagnostics in July 2005.

Other Product Revenue

        Other product revenue increased 32% to $32.0 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to a 35% increase, to $22.3 million, in sales of bulk pharmaceuticals, including WelChol. This increase is primarily due to a 93% increase to $8.9 million of bulk sales of and royalties earned on WelChol due to an increased demand from our U.S. marketing partner, Sankyo Pharma, Inc.

Service Revenue

        We derive service revenues primarily from the following principal sources:

  •
  sales of MACI, a proprietary cell therapy product for cartilage repair in Europe and Australia, Carticel for the treatment of cartilage damage, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

  •
  genetic and pathology/oncology testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Renal	$31	$—	N/A
Biosurgery	10,880	7,950	37%
Diagnostics/Genetics	57,452	52,507	9%
Other service revenue	459	157	192%

Total service revenue	$68,822	$60,614	14%

        Service revenue attributable to our Biosurgery segment increased 37% to $10.9 million in the three months ended March 31, 2006 as compared to the same period of 2005. The increase is primarily due to a full quarter of MACI sales during the first quarter of 2006, as compared to a partial quarter of sales during the same period of 2005. We acquired MACI in the Verigen transaction in February 2005.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 9% to $57.5 million in the three months ended March 31, 2006, as compared to the same period of 2005. This increase is primarily attributable to:

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

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
International product and service revenue	$326,680	$290,291	13%
% of total product and service revenue	45%	47%

        The 13% increase to $326.7 million for the three months ended March 31, 2006 in international product and service revenue, as compared to the same period of 2005, is primarily due to a $30.4 million increase in the combined international sales of Renagel, Cerezyme, Fabrazyme, Thyrogen, Synvisc and Campath primarily due to an increase in the number of patients using these products in countries outside of the United States. Additionally, sales from third-party shipments to countries outside the United States increased by $9.8 million primarily due to a $7.9 million increase in sales from third-party shipments of Cerezyme to Argentina and Brazil. The average exchange rate for the Euro against the U.S. dollar decreased 8% during the three months ended March 31, 2006, as compared to the same period of 2005, negatively impacting total product and service revenue by $15.4 million.

        International product and service revenue as a percentage of total product and service revenue decreased 2% during the three months ended March 31, 2006, as compared to the same period of 2005. This was primarily due to the increase in total domestic revenue as a result of our acquisitions of Equal Diagnostics and Bone Care in July 2005, as well as the reacquisition of the sales and marketing rights to Synvisc in the United States in January 2005.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Therapeutics	$1,000	$554	81%
Transplant	—	17	(100)%
Biosurgery	4	134	(97)%
Other	3,638	4,978	(27)%
Corporate	43	439	(90)%

Total research and development revenue	$4,685	$6,122	(23)%

        Total research and development revenue decreased $1.4 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to less research and development work related to Campath performed on behalf of Schering AG, under agreements we assumed in connection with our acquisition of ILEX Oncology in December 2004.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Product margin	$536,823	$458,239	17%
% of total product revenue	82%	81%
Service margin	$22,384	$19,495	15%
% of total service revenue	33%	32%
Total product and service margin	$559,207	$477,734	17%
% of total product and service revenue	77%	77%

Product Margin

        Our overall product margin increased $78.6 million, or 17%, for the three months ended March 31, 2006, as compared to the same period of 2005. This is primarily due to:

  •
  a $9.2 million, or 21%, increase in sales of Synvisc, primarily due to a full quarter of selling Synvisc direct in the United States as compared to a partial quarter in 2005. We reacquired the Synvisc sales and marketing rights from Wyeth in January 2005 in certain countries;

  •
  improved margins for Renagel, Cerezyme, Fabrazyme, Thyrogen and Thymoglobulin due to increased sales and increased utilization of capacity at our global manufacturing facilities; and

  •
  Hectorol's margin contribution in the first quarter of 2006 due to the acquisition of Bone Care in July 2005.

        The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin increased $2.9 million, or 15%, for the three months ended March 31, 2006, as compared to the same period of 2005. This is primarily due to a $2.9 million, or 37%, increase in the sales of Biosurgery services as well as a $4.9 million, or 9%, increase in sales of Diagnostics/Genetics services. Total service margin as a percent of total revenue increased in the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to increased sales of higher margin Biosurgery services such as MACI. Diagnostics/Genetics service margin as a percent of total revenue remained relatively consistent in the three months ended March 31, 2006, as compared to the same period of 2005.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

        The following table provides information regarding the change in selling, general and administrative expenses, or SG&A, during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Selling, general and administrative expenses	$230,669	$181,839	27%

        SG&A increased $48.8 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to:

  •
  $11.0 million for Renal products, primarily due to our acquisition of Bone Care in July 2005;

  •
  $7.0 million for Biosurgery products and services, primarily due to additional expenses related to employees added and an increase in marketing efforts after we reacquired the sales and marketing rights for Synvisc from Wyeth in January 2005; and

  •
  $28.9 million for Corporate SG&A primarily due to $19.4 million of stock-based compensation expenses related to our adoption of FAS 123R and increased spending on legal and information technology. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        SG&A was 32% of total revenue for the three months ended March 31, 2006 and 29% for the same period of 2005. In 2006, we expect SG&A as a percentage of total revenue to be consistent with 2005, primarily due to the launch of Myozyme in Europe and the United States in 2006 and increased marketing support for Synvisc.

Research and Development Expenses

        Effective January 1, 2006, as a result of changes in how we review our business, certain research and development expenses related to our preclinical development portfolios, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

        The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Research and development expenses	$152,323	$114,745	33%

        Research and development expenses increased $37.6 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to:

  •
  a $14.7 million increase in spending on Renal research and development programs primarily due to our acquisition of Bone Care in July 2005 and to a $5.0 million charge recorded in the first quarter of 2006, representing funding paid under our collaboration with RenaMed Biologics, Inc. or RenaMed, for which there was no comparable charge in the first quarter of 2005;

  •
  a $4.9 million increase in spending on certain Therapeutics research and development programs, including:

•
$2.7 million of spending for the Parkinson's disease program which commenced in 2006; and

•
$1.0 million in spending on the next-generation Cerezyme products;

•
a $2.7 million increase in spending on Biosurgery research and development programs primarily on next generation orthopaedics products; and

•
a $17.3 million increase in spending on Corporate research and development programs primarily due to $10.9 million of stock-based compensation expenses recorded in the three months ended March 31, 2006 related to our adoption of FAS 123R. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        These increases were partially offset by decreases of:

  •
  $3.9 million in spending on certain Therapeutics research and development programs including:

•
$1.5 million for our deferitrin (iron chelator) product due to the completion of our phase 1/2 study in 2005;

•
$0.8 million for our Fabrazyme product due to the completion of a dose maintenance study; and

•
$0.5 million related to our strategic partnership with MacroGenics, Inc. for the development of novel therapies for immune-mediated diseases.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Amortization of intangibles	$52,692	$41,186	28%

        Amortization of intangibles expense increased by $11.5 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Bone Care and Equal Diagnostics in July 2005 and Verigen in February 2005, as well as the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

        As discussed in Note 5., "Mergers and Acquisitions," to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth by taking into account forecasted future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth, which will be recorded as intangible assets when the payments are accrued. In addition, we calculate the amortization expense for the license fees paid for GlucaMesh and GlucaTex based on forecasted future sales of these products and the resulting future contingent payments we will be required to make to the former shareholders of Surgi.B, which will be recorded as intangible assets when the payments are accrued. As a result, we expect amortization of intangibles to increase over the next five years based on these future contingent payments.

Purchase of In-Process Research and Development

        In connection with four of our acquisitions since 2004, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from Avigen, Bone Care, Verigen and ILEX Oncology will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

Avigen

        In connection with our acquisition of certain gene therapy assets from Avigen, we acquired IPR&D related to Avigen's Parkinson's disease program.

        As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in March 2006, $7.0 million, representing the portion of the $12.0 million up-front payment to Avigen attributable to the Parkinson's disease program.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

Bone Care

        In connection with our acquisition of Bone Care, we acquired IPR&D related to LR-103, a vitamin D therapeutic candidate that is an active metabolite of Hectorol. In biological models, this product candidate is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to vitamin D hormones. Bone Care conducted early stage research of LR-103 in a variety of indications.

        As of the date this transaction closed, this project had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in September 2005, $12.7 million, representing the portion of the purchase price attributable to this project.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $15 million to complete the development of, obtain approval for and commercialize LR-103.

Verigen

        In connection with our acquisition of Verigen, we acquired IPR&D related to MACI, a proprietary approach to cartilage repair. As of the date of our acquisition of Verigen, MACI, which has received marketing approvals in Europe and Australia, had not reached technological feasibility in the United States due to lack of regulatory approval and did not have an alternative use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

        As of March 31, 2006, we estimated that it will take approximately six years and an investment of approximately $33 million to complete the development of, obtain approval for and commercialize MACI in the United States.

ILEX Oncology

        In connection with our December 2004 acquisition of ILEX Oncology, we have acquired IPR&D related to three development projects, Campath (alemtuzumab) for indications other than B-cell chronic lymphocytic leukemia, Clolar and tasidotin hydrochloride. As of the date of our acquisition of ILEX Oncology, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath (alemtuzumab) development projects, $113.4 million is attributable to the Clolar development projects and $44.2 million is related to the tasidotin development projects. In December 2004, after the date of our acquisition of ILEX Oncology, the FDA granted marketing approval for Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia.

        As of March 31, 2006, we estimated that it will take approximately two to five years and an investment of approximately $117 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for non-Hodgkin's lymphoma, multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $65 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately four to six years and an investment of approximately $24 million to complete the development of, obtain approval for and commercialize tasidotin.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Equity in income (loss) of equity method investments	$2,246	$(1,718)	(231)%
Minority interest	2,446	2,194	11%
Gains on investments in equity securities	7,942	141	5,533%
Other	(139)	(60)	132%
Investment income	10,078	6,618	52%
Interest expense	(4,438)	(3,808)	17%

Total other income	$18,135	$3,367	439%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc., which we refer to as THP.

        Equity in loss of equity method investments decreased $4.0 million, or 231%, due primarily to $3.4 million of income we recorded for the three months ended March 31, 2006, as compared to income of $0.2 million for the comparable period of 2005. The $3.4 million of income represents our portion of the net income of BioMarin/Genzyme LLC as a result of increased sales of Aldurazyme.

Minority Interest

        As a result of our application of FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC and Excigen Inc. Our consolidated balance sheet as of March 31, 2006, includes assets related to Dyax-Genzyme LLC, which are not significant, and substantially all of which are lab equipment net of their associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen are not significant.

Gains on Investments in Equity Securities

        Gains on investments in equity securities for the three months ended March 31, 2006 includes:

  •
  a $6.4 million gain recorded in January 2006 in connection with the sale of our entire investment of 2.1 million shares of the common stock of BioMarin; and

  •
  a $1.4 million gain recorded in March 2006 related to a distribution of net cash proceeds we received in connection with our limited partnership interest in ProQuest. In March 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

        There are no comparable amounts for these gains in the same period of 2005.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At March 31, 2006, our stockholders' equity includes $41.3 million of unrealized gains and $1.9 million of unrealized losses related to our investments in strategic equity securities, of which $1.6 million of the unrealized losses are related to our investment in the common stock of ViaCell. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the

FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although the market value of ViaCell's common stock has remained below our cost for the last eight months, because ViaCell has resumed its clinical trial for CB001 and there appears to be no fundamental change in ViaCell's financial or operational conditions, we continue to believe that the decline in market value is considered to be temporary.

Investment Income

        Our investment income increased 52% to $10.1 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to an increase in the average portfolio yield and higher average cash balances. This increase was offset, in part, by an increase in the realized losses on our U.S. investment portfolio.

Interest Expense

        Our interest expense increased 17% to $4.4 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to a $0.9 million decrease in capitalized interest due to manufacturing plant completions.

Provision for Income Taxes

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2006	2005
	(Amounts in thousands)
Provision for income taxes	$45,369	$44,395	2%
Effective tax rate	31%	32%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three months ended March 31, 2006 was impacted by non-deductible stock option expense.

        Our effective tax rate for the three months ended March 31, 2005 was impacted by non-deductible charges for IPR&D of $9.5 million recorded in connection with our acquisition of Verigen.

        We are currently under IRS audits for tax years 1996 to 1999, 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statue of limitations. The settlement of the 1996 to 1999 IRS audit is expected to result in a net tax benefit of approximately $30 million to $40 million. We do not expect the settlement of certain foreign audits covering 1997 to 2004 to have a material affect on our net tax expense. We believe settlement of both the IRS audit and certain foreign audits will likely occur in 2006. The effects of each audit will be recorded in our financial statements upon settlement.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At March 31, 2006, we had cash, cash equivalents and short- and long-term investments of $1.2 billion, an increase of $0.1 billion from cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2005.

        The following is a summary of our statements of cash flows for the three months ended March 31, 2006 and 2005.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities before stock-based compensation, tax benefit of employee stock compensation, excess tax benefits from stock-based compensation and working capital changes	$149,678	$163,804
Stock-based compensation	32,622	—
Tax benefit of employee stock compensation	6,996	23,264
Excess tax benefits from stock-based compensation	(2,892)	—
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(52,374)	(32,524)

Cash flows from operating activities	$134,030	$154,544

        Cash provided by operating activities decreased $20.5 million for the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to a $19.9 million decrease in cash from working capital changes. Cash flows from operating activities for the three months ended March 31, 2006 includes $32.6 million of stock-based compensation expense, which was recorded in connection with our adoption of FAS 123R and for which there was no similar amount in the same period of 2005. In connection with our adoption of FAS 123R, we were also required to change the classification in our consolidated statements of cash flows of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. For the three months ended March 31, 2006, $2.9 million of excess tax benefits from stock-based compensation were presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows for which there were no similar amounts in the same period of 2005. We adopted FAS 123R using the modified prospective transition method and as a result, we have not restated our results for the three months ended March 31, 2005 to reflect the adoption of this standard.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from investing activities:
Net purchases of investments, including investments in equity securities	$(59,067)	$(75,375)
Proceeds from sales of investments in equity securities	26,356	235
Purchases of property, plant and equipment	(65,309)	(38,896)
Distributions from equity investees	8,000	—
Purchases of intangible assets	(6,557)	—
Acquisitions, net of acquired cash	—	(10,566)
Acquisition of sales and marketing rights	(12,620)	(123,634)
Other investing activities	1,864	297

Cash flows from investing activities	$(107,333)	$(247,939)

        For the three months ended March 31, 2006, capital expenditures, net purchases of investments, including investments in equity securities, and acquisitions accounted for significant cash outlays for investing activities. For the three months ended March 31, 2006, we used:

  •
  $65.3 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom and Belgium, and the construction of a new research and development facility in Framingham, Massachusetts;

  •
  $59.1 million in cash to fund the net purchases of investments, including our investments in equity securities;

  •
  $12.6 million in cash for contingent payments related to our 2005 reacquisition of the Synvisc sales and marketing rights from Wyeth; and

  •
  $6.6 million in cash for purchases of intangible assets.

These decreases in cash were partially offset by $26.4 million of net cash proceeds received from sales of certain of our investments in equity securities, of which $24.4 million is attributable to the sale of our entire investment of 2.1 million shares in the common stock of BioMarin in January 2006, and an $8.0 million cash distribution from our joint venture with BioMarin.

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

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of common stock	$28,104	$85,109
Excess tax benefits from stock-based compensation	2,892	—
Payment of debt and capital lease obligations	(858)	(101,048)
Bank overdraft	(542)	5,977
Minority interest contributions	2,467	1,418
Other financing activities	768	1,618

Cash flows from financing activities	$32,831	$(6,926)

        For the three months ended March 31, 2006, cash flows from financing activities increased $39.8 million, as compared to the same period of 2005, primarily due to a $100.2 million decrease in cash used for the payment of debt and capital lease obligations, which was offset in part by a $57.0 million decrease in cash proceeds from the issuance of common stock. Cash used for the payment of debt and capital lease obligations for the three months ended March 31, 2005 includes the repayment of $100.0 million in principal drawn under our revolving credit facility for which there are no similar repayments in the same period of 2006. As described above, in connection with our adoption of FAS 123R effective January 1, 2006, the $2.9 million of excess tax benefits from stock-based compensation are shown as a cash inflow in cash from financing activities for the three months ended March 31, 2006. Because we adopted FAS 123R using the modified prospective transition method, we have not adjusted the presentation of our statement of cash flows for the three months ended March 31, 2005, to reflect this change.

Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility, maturing in December 2006. As of December 31, 2005 and March 31, 2006, no amounts were outstanding under our revolving credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2006.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2005 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights, and to the former shareholders of Surgi.B related to our acquisition of the rights to GlucaMesh and GlucaTex, as described above, there have been no material changes to our contractual obligations since December 31, 2005.

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

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on certain pending legal proceedings in the notes to our consolidated financial statements.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46 are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income/losses of these entities in the line item "Equity in income (loss) of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        FAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."    In November 2004, the FASB issued FAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage)

should be recognized as current period charges in all circumstances. Our adoption of FAS 151, effective January 1, 2006, did not have a material impact on our financial position or results of operations.

        FAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 applies to all voluntary changes in the accounting for and reporting of changes in accounting principles and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principles be recognized by including in net income (loss), for the period of the change, the cumulative effect of changing to the new accounting principle. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of FAS 154, effective January 1, 2006, did not impact our financial position or results of operations.

        FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSPs also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSPs clarify FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," FAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." We reviewed the guidance provided in FSP Nos. FAS 115-1 and FAS 124-1 and have determined that our current practices are consistent with the guidance included in the FSPs. As a result, our adoption of the FSPs, effective January 1, 2006, did not impact our financial position and results of operations.

        FAS 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140." In February 2006, the FASB issued FAS 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140," which permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. We have not yet determined the effect, if any, the adoption of FAS 155 may have on our financial position and results of operations.

        FAS 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." In March 2006, the FASB issued FAS 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. We have not yet determined the effect, if any, the adoption of FAS 156 may have on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $239.0 million for the quarter ended March 31, 2006, representing approximately 33% of our consolidated total revenue for the quarter. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from many different products and services. The products and services include Cerezyme, Fabrazyme, Aldurazyme, Myozyme, Renagel, Hectorol, Synvisc, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product or service;

  •
  the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

  •
  regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the EMEA and other regulatory authorities;

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products;

  •
  the effectiveness of our sales force;

  •
  the extent of coverage, pricing and level of reimbursement from governmental agencies and third party payors; and

  •
  the size of the patient population for each product or service.

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products and pursuing marketing approval for our products in new jurisdictions. For example, we are seeking marketing approval for the use of Synvisc to treat pain associated with osteoarthritis of the hip in the United States and the shoulder and ankle in the European Union. The success of this component of our growth strategy will depend on the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

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

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and diagnostic testing companies, have developed and are developing products and services to compete with our products, services, and product candidates. If healthcare providers, patients or payors prefer these competitive products or services or these competitive products or services have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products and services.

        UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. In addition, Shire Pharmaceuticals Group plc, or Shire, is conducting a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

        Renagel competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Nabi Biopharmaceuticals markets PhosLo®, a calcium-based phosphate binder, and Shire markets Fosrenol®, a non-calcium based phosphate binder. Nabi Biopharmaceuticals has filed for marketing approval of PhosLo in the European Union. Shire has received marketing approval for Fosrenol in certain European countries and has filed for approval in additional European countries and Canada. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

        Both the oral and the intravenous formulations of Hectorol face competition. Abbott Laboratories markets intravenous Calcijex® and intravenous Zemplar® in the United States and Europe. More recently it has begun marketing an oral formulation of Zemplar in the United States. Hectorol faces competition from several other vitamin D hormone therapies used to treat hyperparathyroidism and hyperproliferative diseases as well.

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

        Current competition for Synvisc includes Supartz, a product manufactured by Seikagaku Kogyo that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., marketed in the United States by Johnson & Johnson and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals and marketed in the United States and Europe; and Durolane®, manufactured and distributed outside the United States by Q-Med AB. Durolane and Euflexxa, the most recently approved products in Europe and the United States, respectively, are produced by bacterial fermentation, as opposed to Synvisc, which is avian-

sourced. In addition, the treatment protocol for Durolane is a single injection, as compared to Synvisc's three injection regimen (although it offers a shorter duration of pain relief). Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

        The examples above are illustrative. Almost all of our products and services face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders (LSDs) that are more effective, convenient or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, we are committed to expanding our oncology portfolio. Many pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

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

  •
  reducing existing reimbursement rates for commercialized products and services;

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

        Attempts by third party payors to reduce costs in any of these ways could decrease demand for our products. In addition, in certain countries, including countries in the European Union and Canada, the coverage of prescription drugs, the pricing, and the level of reimbursement are subject to governmental control. Therefore, we may be unable to negotiate coverage, pricing and/or reimbursement on terms that are favorable to us. Government health administration authorities may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement for such products. Our ability to obtain satisfactory pricing and reimbursement may depend in part on whether our products, the cost of some of which is high in comparison to other therapeutic products, are viewed as cost-effective.

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time also attempt to make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenues by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement do not have an adverse impact on us, we may not always be successful in these efforts. For example, in November 2005, CMS announced it intended to implement a change to the billing code for viscosupplement products that would have provided Medicare reimbursement for Synvisc at a rate that was lower than the price healthcare providers were paying for the product. If the CMS billing code change had been implemented, our Synvisc revenues would have been adversely affected because healthcare providers would have been less willing to use Synvisc. Although CMS decided not to implement this change for 2006, the proposal is under review for 2007. We cannot determine whether there will be similar or different changes to reimbursement codes implemented in the future.

The development of new biotechnology products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

        We have multiple products under development and devote considerable resources to research and development, including clinical trials. For example, we are spending considerable resources attempting to develop new treatments for Gaucher disease.

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

        Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines or recommendations to the health care and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and products of our competitors. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use of our products. In addition, the perception by the investment community or shareholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market price for our common stock. Our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products or successfully introduce new products to the market.

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

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisitions of the Physician Services and Analytical Services business units of IMPATH, ILEX Oncology and Bone Care, there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

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

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies, including a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme, Schering AG with respect to Campath, and Bioenvision with respect to Clolar. The success of this and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with RenaMed in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. As a result, if any of our strategic equity investments decline in value and remain below cost for an extended duration, we may incur financial statement charges related to the decline in value of that investment.

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

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme and Myozyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market.

        We believe some of our products are prescribed by physicians for uses not approved by the FDA or comparable regulatory agencies outside the United States. Although physicians may lawfully prescribe our products for off-label uses, any promotion by us of off-label uses would be unlawful. Some of our practices intended to make physicians aware of off-label uses of our products without engaging in off-label promotion could nonetheless be construed as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur. Regulatory authorities could take enforcement action against us if they believe we are promoting, or have promoted, our products for off-label use.

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

  •
  obtain a license in order to continue manufacturing or marketing the affected products or services; or

  •
  compete in the market with a different product.

        We are also currently involved in litigation matters and investigations that do not involve intellectual property claims and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages. Also, the federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries.

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

        Our international operations accounted for approximately 45% of our consolidated product and service revenues for the three months ended March 31, 2006. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        To the extent valid third party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use, or sell these products and services, and payments under them would reduce our profits from these products and services. We may not be able to obtain these licenses on acceptable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products and services, which would limit our profitability.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

        In the United States and abroad, many of our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada, Mexico, Taiwan and the Middle East without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current United States law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the United States Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower priced medicines.

        The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

Legislative or regulatory changes may adversely impact our business.

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

        As of March 31, 2006, we had $1.2 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

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

        At March 31, 2006, we had $700.0 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in equity prices, interest rates and foreign exchange rates. At March 31, 2006, we held various derivative contracts in the form of foreign exchange forward contracts. The derivatives contain no leverage or option features. We also held a number of other financial instruments, including investments in marketable securities, and have issued various debt securities.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in equity prices of each security held at March 31, 2006 to be $10.5 million, as compared to $11.6 million at December 31, 2005. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have readily determinable market value.

Interest Rate Risk

        We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities. Other exposures to interest rate risk include fixed rate convertible debt and fixed rate debt. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve.

        We used the following assumptions in preparing the sensitivity analysis for our convertible bonds:

  •
  convertible notes that are "in-the-money" at year end are considered equity securities and are excluded;

  •
  convertible notes that are "out-of-the-money" at year end are analyzed by taking into account both fixed income and equity components; and

  •
  notes will mature on the first available date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis point) increase in interest rates to be $4.2 million as of March 31, 2006, as compared to $5.9 million as of December 31, 2005. The decrease is primarily due to decreases in interest rate sensitivity on our fixed income investment portfolio, our $690.0 million in principal of 1.25% convertible notes, and the capital lease for our corporate headquarters in Cambridge, Massachusetts, which has a remaining principal balance of $120.2 million at March 31, 2006.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings.

        As of March 31, 2006, we estimate the potential loss in fair value of our foreign currency contracts that would result from a hypothetical 10% adverse change in exchange rates to be $3.0 million, as compared to $2.9 million as of December 31, 2005.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of March 31, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. In April 2006, we filed with the Massachusetts Supreme Judicial Court (SJC) a petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. We are awaiting the SJC's decision. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We have filed a motion to dismiss the amended complaint and to oppose the class certification, and are awaiting a decision from the Court. Discovery in this case has been put on hold pending resolution of these motions. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. As of December 31, 2005 and March 31, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision.

Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in 2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited has decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited's former distributor, Healthcare at Home. Genzyme Limited and Healthcare at Home are in negotiations to arrive at a mutually agreed upon settlement of this damage claim. We do not expect that settlement of this damage claim will have a material impact on our financial condition or results of operations.

        We are not able to predict the outcome of the pending legal proceedings listed here, or other legal proceedings, or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have no current accruals for these potential contingencies. We cannot provide you with assurance that the legal proceedings listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

        We incorporate by reference our disclosure related to risk factors which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Factors Affecting Future Operating Results" in Part I., Item 2. of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not purchase any shares of our common stock during the first quarter of our 2006 fiscal year.

ITEM 6. EXHIBITS

  (a)
  Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2006
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
DATE: May 10, 2006

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2006

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

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2006 TABLE OF CONTENTS
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
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2006 SIGNATURES
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2006 EXHIBIT INDEX