Form 10-Q
period 2006-06-30
GENZYME CORP
filed 2006-08-04
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

        The number of shares of Genzyme Stock outstanding as of July 31, 2006: 261,375,954

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

  •
  the anticipated drivers for future growth of our products, including Renagel, Myozyme, Hectorol, Thymoglobulin and Synvisc;

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

  •
  our assessment of the deductibility of goodwill for income tax purposes;

  •
  our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48 regarding accounting for uncertainty in income taxes;

  •
  sales and marketing plans;

  •
  expected future payments related to our acquisitions, including milestone and royalty payments to Avigen, Inc., or Avigen, milestone and contingent payments to Verigen AG, or Verigen, and contingent royalty and milestone payments to Surgi.B Chirugie et Medicine SAS, or Surgi.B and

    Wyeth, employee benefits and leased facilities acquired from Bone Care International, Inc., or Bone Care, and the expected timing of these payments; and

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, Inc., or IMPATH.

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

  •
  market acceptance of our products and services in expanded areas of use and new markets;

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

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with licensors, collaborators, distributors and partners;

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

  •
  our ability to successfully integrate the businesses we acquired from Bone Care, Equal Diagnostics, Inc., or Equal Diagnostics, ILEX Oncology, Inc., or ILEX Oncology, and IMPATH and the gene therapy manufacturing facility we acquired from Cell Genesys, Inc., or Cell Genesys;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price and any further changes in the accounting rules for the determination of earnings per share;

  •
  the outcome of our IRS and foreign tax audits; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, or outbreak of diseases such as severe acute respiratory syndrome (SARS) or avian influenza, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Thymoglobulin®, Campath®, Clolar®, Synvisc®, Carticel®, Seprafilm®, IMPATH®, MACI®, GlucaMesh®, GlucaTex®, Epicel® and Hectorol® are registered trademarks, and Lymphoglobuline™ and Sepra™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$718,735	$599,347	$1,376,070	$1,162,560
Net service sales	71,012	64,035	139,834	124,649
Research and development revenue	3,609	4,757	8,294	10,879

Total revenues	793,356	668,139	1,524,198	1,298,088

Operating costs and expenses:
Cost of products sold	133,957	102,328	254,469	207,302
Cost of services sold	51,376	42,922	97,814	84,041
Selling, general and administrative	273,480	196,385	504,149	378,224
Research and development	168,941	121,726	321,264	236,471
Amortization of intangibles	52,883	40,105	105,575	81,291
Purchase of in-process research and development	—	—	—	9,500

Total operating costs and expenses	680,637	503,466	1,283,271	996,829

Operating income	112,719	164,673	240,927	301,259

Other income (expenses):
Equity in income (loss) of equity method investments	3,854	(417)	6,100	(2,135)
Minority interest	2,750	3,357	5,196	5,551
Gains on investments in equity securities, net	66,967	4,817	74,909	4,958
Other	(319)	253	(458)	193
Investment income	12,563	7,544	22,641	14,162
Interest expense	(4,035)	(4,466)	(8,473)	(8,274)

Total other income	81,780	11,088	99,915	14,455

Income before income taxes	194,499	175,761	340,842	315,714
Provision for income taxes	(60,002)	(52,130)	(105,371)	(96,525)

Net income	$134,497	$123,631	$235,471	$219,189

Net income per share:
Basic	$0.52	$0.49	$0.91	$0.87

Diluted	$0.49	$0.46	$0.86	$0.83

Weighted average shares outstanding:
Basic	260,444	253,086	260,076	252,003

Diluted	276,312	270,084	276,560	268,988

Comprehensive income, net of tax:
Net income	$134,497	$123,631	$235,471	$219,189

Other comprehensive income (loss):
Foreign currency translation adjustments	50,091	(52,195)	77,733	(98,848)

Gain on affiliate sale of stock	—	996	—	996

Other, net of tax	(219)	119	(277)	312

Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	28,577	2,944	35,938	(16,415)
Reclassification adjustment for gains included in net income, net of tax	(42,136)	(2,014)	(45,732)	(1,732)

Unrealized gains (losses) on securities, net	(13,559)	930	(9,794)	(18,147)

Other comprehensive income (loss)	36,313	(50,150)	67,662	(115,687)

Comprehensive income	$170,810	$73,481	$303,133	$103,502

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$495,192	$291,960
Short-term investments	168,331	193,946
Accounts receivable, net	678,154	608,326
Inventories	354,331	297,652
Prepaid expenses and other current assets	186,468	100,256
Notes receivable—related parties	—	2,416
Deferred tax assets	173,337	170,443

Total current assets	2,055,813	1,664,999
Property, plant and equipment, net	1,458,222	1,320,813
Long-term investments	694,717	603,196
Notes receivable—related parties	7,174	7,206
Goodwill	1,488,668	1,487,567
Other intangible assets, net	1,540,109	1,590,894
Investments in equity securities	67,615	135,930
Other noncurrent assets	60,553	68,260

Total assets	$7,372,871	$6,878,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,178	$96,835
Accrued expenses	418,683	430,032
Income taxes payable	96,754	2,486
Deferred revenue and other income	17,895	15,018
Current portion of long-term debt and capital lease obligations	6,122	5,652

Total current liabilities	616,632	550,023
Long-term debt and capital lease obligations	123,493	125,652
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	4,739	4,663
Deferred tax liabilities	268,502	335,612
Other noncurrent liabilities	24,857	23,048

Total liabilities	1,728,223	1,728,998

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,608	2,593
Additional paid-in capital	4,879,712	4,687,775
Notes receivable from stockholders	(14,749)	(14,445)
Accumulated earnings	564,927	329,456
Accumulated other comprehensive income	212,150	144,488

Total stockholders' equity	5,644,648	5,149,867

Total liabilities and stockholders' equity	$7,372,871	$6,878,865

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$235,471	$219,189
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	165,356	133,195
Stock-based compensation	115,550	—
Provision for bad debts	3,893	4,449
Purchase of in-process research and development	—	9,500
Equity in (income) loss of equity method investments	(6,100)	2,135
Minority interest	(5,196)	(5,551)
Gains on investments in equity securities, net	(74,909)	(4,958)
Deferred income tax benefit	(65,154)	(21,667)
Tax benefit from employee stock-based compensation	11,432	46,101
Excess tax benefits from stock-based compensation	(4,659)	—
Other	(1,460)	2,193
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(56,826)	(42,491)
Inventories	(29,390)	(8,815)
Prepaid expenses and other current assets	3,218	(7,085)
Income taxes payable	94,287	(28,086)
Accounts payable, accrued expenses and deferred revenue	(25,348)	51,406

Cash flows from operating activities	360,165	349,515

Cash Flows from Investing Activities:
Purchases of investments	(464,132)	(592,098)
Sales and maturities of investments	396,460	573,667
Purchases of equity securities	(5,277)	(5,330)
Proceeds from sales of investments in equity securities	38,558	5,397
Purchases of property, plant and equipment	(156,406)	(80,376)
Distributions from equity method investees	12,000	—
Purchases of intangible assets	(6,876)	—
Acquisitions, net of acquired cash	—	(10,679)
Acquisition of sales and marketing rights	(36,233)	(141,435)
Other	3,132	1,056

Cash flows from investing activities	(218,774)	(249,798)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	57,080	169,520
Excess tax benefits from stock-based compensation	4,659	—
Proceeds from draws on our 2003 revolving credit facility	—	350,000
Payments of debt and capital lease obligations	(1,971)	(101,618)
Bank overdraft	(7,222)	11,785
Minority interest contributions	5,232	7,001
Other	1,503	821

Cash flows from financing activities	59,281	437,509

Effect of exchange rate changes on cash	2,560	755

Increase in cash and cash equivalents	203,232	537,981
Cash and cash equivalents at beginning of period	291,960	480,198

Cash and cash equivalents at end of period	$495,192	$1,018,179

Supplemental disclosure of non-cash transaction: Investments in Equity Securities—Note 8.

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

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Thyrogen;

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

        We report the activities of our oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our general and administrative operations and corporate science activities under the caption "Corporate."

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

  Accounting for Stock-Based Compensation

        Prior to January 1, 2006, we elected to:

  •
  account for share-based payment awards under Accounting Principles Board Opinion No., or APB, 25, "Accounting for Stock Issued to Employees," as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosures," which we refer to collectively as APB 25; and

  •
  disclose the pro forma impact of expensing the fair value of our employee and director stock options and purchases made under our employee stock purchase plan, or ESPP, only in the notes to our financial statements.

        Effective January 1, 2006, we adopted the provisions of:

  •
  FAS 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95," which requires us to recognize stock-based compensation expense in our financial statements for all share-based payment awards made to employees and directors based upon the grant date fair value of those awards; and

  •
  the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment," which provides guidance to public companies related to the adoption of FAS 123R.

        FAS 123R applies to stock options granted under our employee and director stock option plans and purchases made under our ESPP, and would also apply to any restricted stock or restricted stock units we may grant in the future.

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

The modified prospective transition method does not allow for the restatement of prior periods. Accordingly, our results of operations for the three and six months ended June 30, 2006 and future periods will not be comparable to our results of operations prior to January 1, 2006 because our historical results prior to that date do not reflect the impact of expensing the fair value of share-based payment awards.

        Prior to January 1, 2006, in the pro forma disclosures regarding stock-based compensation included in the notes to our financial statements, we recognized forfeitures of stock options only as they occurred. Effective January 1, 2006, in accordance with the provisions of FAS 123R, we are now required to estimate an expected forfeiture rate for stock options, which is factored into the determination of our monthly stock-based compensation expense. As a result of the adoption of FAS 123R, we recorded pre-tax stock-based compensation expense totaling $82.9 million, net of estimated forfeitures, in our statement of operations for the three months ended June 30, 2006 and $115.5 million, net of estimated forfeitures, in our statement of operations for the six months ended June 30, 2006. Additional information regarding our stock-based compensation is included in Note 3, "Stock-Based Compensation," to our financial statements included in this report.

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

Recent Accounting Pronouncement

        FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."    In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.

3. Stock-Based Compensation

Equity Plans

  Stock Option Plans

        The purpose of our stock option plans is to attract, retain and motivate our key employees, consultants and directors. Options granted under these plans can be either incentive stock options (ISO) or nonstatutory stock options (NSO), as specified in the individual plans. Shares issued as a result of stock option exercises are funded through the issuance of new shares as opposed to treasury shares. The following table contains information about our stock option plans:

			As of June 30, 2006
Plan Name	Group Eligible	Type of Option Granted	Options Reserved for Issuance	Options Outstanding	Options Available for Grant
2004 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	23,640,668	13,623,431	10,017,237
2001 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	10,518,903	10,445,958	72,945
1997 Equity Incentive Plan(1)	All key employees and consultants, except officers	NSO	13,491,494	13,148,662	342,832
1998 Director Stock Option Plan(2)	Non-employee board members	NSO	986,291	624,931	361,360
Assumed Options(3)			474,762	474,762	—

			49,112,118	38,317,744	10,794,374

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

(2)
Options are automatically granted on the date of our annual shareholders meeting or at a director's initial appointment to the board, have an exercise price equal to the fair market value of Genzyme Stock on the date of grant, expire ten years after the initial grant date and vest on the date of the next annual shareholders meeting following the date of grant.

(3)
Consists of options we assumed through our acquisitions of Biomatrix, Inc., or Biomatrix, GelTex Pharmaceuticals, Inc., or GelTex, Focal, Inc., Novazyme Pharmaceuticals, Inc. and ILEX Oncology.

        All stock-based awards to non-employees are accounted for at their fair value in accordance with FAS 123R and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        We account for options granted to our employees and directors under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of Genzyme Stock on the date of grant and generally have a 10-year term and vest in increments, generally over four years from the date of grant, although we may grant options with different vesting terms from time to time. Excluding our directors, when an employee at or over the age of 60 with at least five years of service retires, the employee's options automatically become fully vested and will expire three years after the employee's retirement date or on the original expiration date set at the time the options were granted, whichever is earlier. Upon termination of employment, unvested options are cancelled and any unexercised vested options will expire three months after the employee's termination date. We recognize stock-based compensation expense for each grant on a straight-line basis over the employee's or director's requisite service period, generally the vesting period of the award. Additionally, stock-based compensation expense related to stock options includes an estimate for pre-vesting forfeitures. Effective January 1, 2006, in connection with our adoption of FAS 123R, we now recognize stock-based compensation expense immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For stock-based compensation expense recognition purposes only, grants to retirement eligible employees prior to January 1, 2006 are not subject to accelerated vesting and continue to vest over the nominal vesting period.

ESPP

        Our 1999 ESPP allows employees to purchase our stock at a discount. Under this plan, the purchase price per share of Genzyme Stock is 85% of the lower of the fair market value of Genzyme Stock at the beginning of an enrollment period or on the purchase date. Employees working at least 20 hours per week may elect to participate in our ESPP during specified open enrollment periods, which occur twice each year shortly before the start of each new enrollment period. New enrollment periods begin on the first trading day of January and July and each enrollment period lasts two years. Employee contributions for each enrollment period are automatically used to purchase stock on behalf of each participating employee on eight pre-determined purchase dates during the two-year enrollment period, which occur once every three months, in January, April, July and October. We place limitations on the total number of shares of stock that employees can purchase under the plan in a given year. As of June 30, 2006, 5,829,391 shares of Genzyme Stock were authorized for purchase under the plan of which 1,244,764 remain available.

Adoption of FAS 123R

        As a result of adopting FAS 123R, for the three and six months ended June 30, 2006, we recorded pre-tax stock-based compensation expense, net of estimated forfeitures, which were allocated based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pre-tax stock-based compensation expense, net of estimated forfeitures:
Cost of products and services sold	$(4,927)	$(7,230)
Selling, general and administrative	(52,692)	(72,139)
Research and development	(25,269)	(36,126)

Total	(82,888)	(115,495)
Less: tax benefit of stock options	27,577	37,925

Stock-based compensation expense, net of tax	$(55,311)	$(77,570)

Per basic share:	$(0.21)	$(0.30)

Per diluted share:	$(0.20)	$(0.28)

In addition, we capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense capitalized to inventory	$5,533	$8,263

        Total stock-based compensation, including expenses charged to our consolidated statement of operations and amounts capitalized to inventory, increased for the three months ended June 30, 2006, as compared to the three months ended March 31, 2006, primarily due to $50.5 million of charges resulting from our annual stock option grant in May 2006. At June 30, 2006, there was $336.8 million of stock-based compensation expense, net of estimated forfeitures, related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

Pro Forma Information for the Period Prior to Adoption of FAS 123R

        Prior to the adoption of FAS 123R, we accounted for stock options granted to employees in accordance with APB 25 and provided the disclosures required under FAS 123 only in the notes to our financial statements. As a result, no stock-based compensation expense was reflected in our net income for the three and six months ended June 30, 2005 related to our ESPP or stock options, since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table sets forth our historical disclosure of our pro forma net income and net income per share data for the three and six months ended June 30, 2005, as if compensation expense for our stock-based compensation plans was determined in accordance with FAS 123 based on the individual grant date fair value of the awards (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$123,631	$219,189
Deduct: pro forma employee stock-based compensation expense, net of tax(1)	(46,334)	(65,592)

Pro forma(1)	$77,297	$153,597

Net income per share:
Basic:
As reported	$0.49	$0.87

Pro forma(1)	$0.31	$0.61

Diluted:
As reported	$0.46	$0.83

Pro forma(1)	$0.29	$0.59

(1)
Under FAS 123, we did not capitalize any stock-based compensation to inventory.

Valuation Assumptions for Stock Option Plans and ESPP

        The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5%	4%	5%	4%
Dividend yield	0%	0%	0%	0%
Expected option life (in years)	4	5	4	5
Volatility-stock options	44%	49%	44%	50%
Volatility-ESPP	26%	29%	27%	29%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because we do not currently pay dividends and we do not intend to do so during the expected option life. We used historical data on exercises of our stock options and other factors to estimate the expected option life (in years), or term, of the share-based payments granted. We determined the volatility rate for stock options based on the historical 5-year volatility of Genzyme Stock. We determine separate volatility rates for each enrollment under our ESPP based on the period from the commencement date of each enrollment to each applicable purchase date. Stock option expense in future periods will be based upon the Black-Scholes values determined at the date of each grant or the date of each purchase under our ESPP.

Stock Option Plan Activity

        The following table contains information regarding stock option plan activity for the six months ended June 30, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	32,345,317	$47.71
Granted	7,534,635	58.91
Exercised	(1,117,565)	33.74
Forfeited and cancelled	(444,643)	69.02

Outstanding at June 30, 2006	38,317,744	$50.10	7.27	$481.4 million

Exercisable at June 30, 2006	23,376,639	$46.07	6.24	$397.0 million

        The following table contains information regarding the pre-tax intrinsic value of our stock options, the estimated fair value of shares vested and the weighted average grant date fair value per share of stock options granted under our stock plans during the three and six months ended June 30, 2006 and 2005 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pre-tax intrinsic value of options exercised	$15,722	$70,046	$36,367	$136,604
Estimated fair value of shares vested	$408,909	$377,692	$425,571	$388,798
Weighted average grant date fair value per share of stock options granted under our stock plans	$24.91	$29.64	$25.12	$29.60

        For the six months ended June 30, 2006, we:

  •
  received a total of $57.1 million of cash proceeds and recognized $53.7 million of actual tax benefits from the issuance of stock under our stock option plans and ESPP; and

  •
  classified $4.7 million of excess tax benefits from stock-based compensation as a financing cash inflow in our statement of cash flows.

ESPP Activity

        The following table shows our ESPP activity for the six months ended June 30, 2006:

Shares Issued	Shares Under ESPP
Available for purchase as of December 31, 2005	1,712,481
Shares purchased by employees	(467,717)

Available for purchase as of June 30, 2006	1,244,764

4. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income—basic	$134,497	$123,631	$235,471	$219,189
Effect of dilutive securities:
Interest expense and debt fees, net of tax, related to our 1.25% convertible senior notes	1,874	1,874	3,748	3,748

Net income—diluted	$136,371	$125,505	$239,219	$222,937

Shares used in computing net income per common share—basic	260,444	253,086	260,076	252,003

Effect of dilutive securities:
Shares issuable for the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options (1)	6,171	7,301	6,787	7,288
Warrants and stock purchase rights	11	11	11	11

Dilutive potential common shares	15,868	16,998	16,484	16,985

Shares used in computing net income per common share—diluted(1)	276,312	270,084	276,560	268,988

Net income per share:
Basic	$0.52	$0.49	$0.91	$0.87

Diluted	$0.49	$0.46	$0.86	$0.83

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share for all periods presented because the effect of these securities would have been anti-dilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares of Genzyme Stock issuable upon exercise of outstanding options	11,457	4,590	9,660	6,457

5. Mergers and Acquisitions

Acquisition of Surgi.B

        In March 2006, we acquired Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an up-front cash payment of $5.5 million. We allocated the entire purchase price to license fees, a component of other intangible assets on our consolidated balance sheet based on their estimated fair values as of March 30, 2006, the date of acquisition. In addition, we are obligated to make certain contingent milestone payments totaling up to approximately $6 million and contingent royalty payments based on future sales of GlucaMesh and GlucaTex. Currently, GlucaMesh is sold only in France.

Acquisition of Gene Therapy Assets from Avigen

        In connection with our December 2005 acquisition of certain gene therapy assets from Avigen, we acquired IPR&D related to Avigen's Parkinson's disease program. As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in December 2005, $7.0 million, representing the portion of the $12.0 million up-front payment to Avigen we attributed to the Parkinson's disease program.

        As of June 30, 2006, we estimated that it will take approximately ten years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

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

        In October 2004, Bone Care was one of seven companies, all of which market treatments, therapies or diagnostics for kidney patients, which received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Bone Care has cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict when or if any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to this investigation. Any such liabilities that may arise out of this investigation in the future will be recorded as a charge to our consolidated statement of operations in the period in which such liabilities become probable and estimable.

        The allocation of the purchase price was adjusted during the three months ended June 30, 2006 to create a $3.6 million reserve for returns of inventory sold by Bone Care prior to the date of acquisition, and to record adjustments totaling $2.5 million to revise the estimated liabilities related to exit activities and deferred taxes.

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

	Employee Related Benefits	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$10,759	$382	$11,141
Revision of estimate	80	—	80
Payments in 2005	(9,099)	—	(9,099)

Balance at December 31, 2005	1,740	382	2,122
Revision of estimate	(86)	—	(86)
Payments in 2006	(1,271)	—	(1,271)

Balance at June 30, 2006	$383	$382	$765

        We expect to pay employee related benefits to certain former employees of Bone Care through the second half of 2006.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid initial payments totaling $121.0 million in cash to Wyeth and otherwise incurred $0.3 million of acquisition costs. We have also accrued contingent royalty payments to Wyeth totaling $89.0 million, of which $79.4 million had been paid as of June 30, 2006. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2006 include a total of $210.3 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        In April 2006, we entered into an agreement with Wyeth to reacquire the sales and marketing rights to Synvisc in Turkey and made an initial payment of $6.0 million in cash to Wyeth, which is included in distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2006. We will make an additional $1.0 million payment on the earlier of December 31, 2007 or the date the registration required by the Turkish Ministry of Health for the promotion, marketing, distribution and sale of Synvisc in Turkey is transferred from Wyeth to us. In addition, we are obligated to make certain contingent milestone payments to Wyeth totaling up to $1.5 million between now and December 31, 2007, and a series of additional contingent royalty payments to Wyeth, both based on the volume of Synvisc sales in Turkey. These contingent royalty payments could extend out to December 31, 2007, or could total a maximum of $3.0 million, whichever comes first.

        We determined that the contingent royalty and milestone payments to Wyeth represent contingent purchase price. Accordingly, as contingent royalty and milestone payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We calculate amortization expense for these intangible assets based on an economic use model, taking into account our forecasted future sales of Synvisc and the resulting estimated future contingent royalty and milestone payments we will be required to make. We periodically update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent royalty and milestone payments.

        The reacquired Synvisc distribution rights qualify as an asset rather than an acquired business. As a result, we do not provide pro forma results for our reacquisition of the Synvisc distribution rights.

Acquisition of ILEX Oncology

        In connection with our December 2004 acquisition of ILEX Oncology, an oncology drug development company, we acquired IPR&D related to three development projects: Campath (alemtuzumab) for indications other than B-cell chronic lymphocytic leukemia, Clolar and tasidotin hydrochloride. As of the date of our acquisition of ILEX Oncology, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath (alemtuzumab) development projects, $113.4 million is attributable to the Clolar development projects and $44.2 million is related to the tasidotin development projects. In December 2004, after the date of our acquisition of ILEX Oncology, the FDA granted marketing approval for Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia.

        As of June 30, 2006, we estimated that it will take approximately three to five years and an investment of approximately $114 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $65 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately five to eight years and an investment of approximately $46 million to complete the development of, obtain approval for and commercialize tasidotin.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and accordingly, included the results of operations related to the acquired business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004. We are pursing resolution of a dispute with IMPATH related to the amount of the purchase price adjustment permitted under the asset purchase agreement. Each side contends that it is entitled to a purchase price adjustment in its favor based on calculations of the working capital of the acquired business units as of the closing date. In July 2006, we agreed with IMPATH to appoint an independent, third-party to act as arbitrator for the dispute.

6. Inventories

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Raw materials	$97,154	$76,466
Work-in-process	106,054	90,629
Finished goods	151,123	130,557

Total	$354,331	$297,652

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at December 31, 2005, included $18.8 million of Myozyme inventory, primarily consisting of finished goods, which had not been approved for sale as of that date. We received marketing authorization for Myozyme in the European Union in March 2006. We will introduce Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme and we subsequently launched Myozyme in the United States in May 2006.

7. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the change in our goodwill during the six months ended June 30, 2006 (amounts in thousands):

	As of December 31, 2005	Adjustments	As of June 30, 2006
Renal(1)	$304,492	$1,098	$305,590
Therapeutics	354,709	—	354,709
Transplant	128,511	—	128,511
Biosurgery	7,585	—	7,585
Diagnostics/Genetics(2)	245,342	3	245,345
Other	446,928	—	446,928

Total	$1,487,567	$1,101	$1,488,668

(1)
The adjustment to goodwill includes a correction to the purchase accounting for the acquisition of Bone Care. We recorded $1.1 million of adjustments to the Bone Care goodwill in the six months ended June 30, 2006, primarily due to the creation of a $3.6 million reserve for returns of inventory sold by Bone Care prior to the date of acquisition, offset by $2.5 million of revisions to the estimates of liabilities related to exit activities and deferred taxes.

(2)
The adjustments to goodwill include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We are required to perform impairment tests related to our goodwill under FAS 142, "Goodwill and Other Intangible Assets," annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the six months ended June 30, 2006.

  Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,505,091	$(365,786)	$1,139,305	$1,503,963	$(307,503)	$1,196,460
Patents(1)	194,560	(78,388)	116,172	183,360	(71,393)	111,967
Trademarks	60,227	(28,767)	31,460	60,227	(26,080)	34,147
License fees(2)	51,662	(18,424)	33,238	44,777	(16,206)	28,571
Distribution rights(3)	230,690	(66,001)	164,689	195,299	(43,108)	152,191
Customer lists(4)	90,783	(36,661)	54,122	108,083	(41,861)	66,222
Other	2,079	(956)	1,123	2,078	(742)	1,336

Total	$2,135,092	$(594,983)	$1,540,109	$2,097,787	$(506,893)	$1,590,894

(1)
Includes an additional $11.2 million of intangible assets resulting from obtaining an exclusive license to a Hectorol related patent from Wisconsin Alumni Research Foundation in June 2006, which provides us with effective control of the patent.

(2)
Includes an additional $6.5 million of intangible assets resulting from our acquisition of all of the rights to GlucaMesh and GlucaTex products used in the surgical repair of hernias, from Surgi.B in March 2006.

(3)
Includes an additional $29.4 million of intangible assets resulting from additional payments made or accrued in the first and second quarters of 2006 in connection with the reaquisition of the Synvisc sales and marketing rights from Wyeth in January 2005 and $6.0 million of intangible assets resulting from the subsequent reacquisition of the sales and marketing rights to Synvisc in Turkey from Wyeth in April 2006.

(4)
Reflects the write off of $17.3 million of fully amortized customer lists related to our acquisition of SangStat in September 2003, during the first quarter of 2006.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $52.9 million for the three months ended June 30, 2006;

  •
  $40.1 million for the three months ended June 30, 2005;

  •
  $105.6 million for the six months ended June 30, 2006; and

  •
  $81.3 million for the six months ended June 30, 2005.

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2006, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense(1,2)
2006 (remaining six months)	$107,329
2007	201,650
2008	203,726
2009	211,292
2010	221,976
Thereafter	804,405

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

8. Investments in Equity Securities

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, in the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross gains on investments:
Cambridge Antibody Technology Group plc (CAT)	$69,359	$—	$69,359	$—
ProQuest Investments II, L.P. (ProQuest)	35	151	1,404	151
BioMarin Pharmaceutical Inc. (BioMarin)	—	—	6,417	—
Theravance, Inc. (Theravance)	—	4,510	—	4,510
Other	466	156	622	297

Total	69,860	4,817	77,802	4,958
Less: charges for impairment of investments	(2,893)	—	(2,893)	—

Gains on investments in equity securities, net	$66,967	$4,817	$74,909	$4,958

Gross Gains on Investments

        In May 2006, we recorded a $7.0 million gain on the sale of a portion of our investment in CAT. In June 2006, in connection with the acquisition of CAT by AstraZeneca plc, or AstraZeneca, we recorded a $62.4 million gain on the tender of our remaining investment in CAT, which became unconditional on June 21, 2006. The $99.0 million of cash proceeds due from the tender of our remaining investment in CAT are included in prepaid expenses and other current assets in our consolidated balance sheet as of June 30, 2006 because the cash proceeds were not received until July 2006.

        In March 2006, we recorded a $1.4 million gain and in June 2006 we recorded an insignificant gain related to distributions of net cash proceeds we received in connection with our limited partnership interest in ProQuest. In March and June 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

        In January 2006, we recorded a $6.4 million gain in connection with the sale of our entire investment of 2.1 million shares of the common stock of BioMarin.

        In April 2005, we sold our entire investment in the common stock of Theravance for $4.5 million in cash. Our investment in Theravance had a zero cost basis and, as a result, we recorded a gain of $4.5 million in April 2005 related to this sale.

Charges for Impairment of Investments

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        In June 2006, we recorded a $2.2 million impairment charge in connection with our investment in ViaCell, Inc., or ViaCell, and a $0.7 million impairment charge in connection with our investment in Cortical Pty, Ltd., or Cortical, because we considered the decline in value of these investments to be other than temporary. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although clinical testing has resumed, the market value of ViaCell's common stock has continued to remain below our cost and has been below our cost for the last 11 months. Given the significance and duration of the decline in market value of our investments in ViaCell and Cortical, as of June 30, 2006, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

Unrealized Gains

        At June 30, 2006, our stockholders' equity includes $20.0 million of unrealized gains related to our investments in strategic equity securities.

9. Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidocis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was:

  •
  $4.6 million for the three months ended June 30, 2006, as compared to $1.5 million for the same period of 2005; and

  •
  $8.0 million for the six months ended June 30, 2006, as compared to $1.7 million for the same period of 2005.

During the six months ended June 30, 2006, we received $12.0 million of cash distributions from BioMarin/Genzyme LLC.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$23,530	$19,205	$44,862	$35,079
Gross margin	17,846	12,980	32,791	23,371
Operating expenses	(8,729)	(10,002)	(17,099)	(20,198)
Net income	9,261	3,049	15,994	3,304

10. Revolving Credit Facility

        In December 2003, we entered into a three-year $350.0 million revolving credit facility with Bank of America, N.A., successor-by-merger to Fleet National Bank, as administrative agent and a syndicate of lenders, maturing in December 2006, which we refer to as our 2003 revolving credit facility. As of December 31, 2005 and June 30, 2006, no amounts were outstanding under this facility. The terms of this credit facility included various covenants, including financial covenants that required us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. As of June 30, 2006, we were in compliance with these covenants.

        On July 14, 2006, we terminated our 2003 revolving credit facility and replaced it with a new five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The proceeds of loans under our 2006 revolving credit facility can be used to finance working capital needs and general corporate purposes. Our 2006 revolving credit facility may be increased at any time from time to time by up to an additional $350.0 million in the aggregate, as long as no default or event of default has occurred or is continuing and certain other customary conditions are satisfied. Borrowings under our 2006 revolving credit facility will bear interest as follows:

  •
  revolving loans denominated in U.S. dollars or a foreign currency (other than Euros) bear interest at a variable rate equal to LIBOR for loans in U.S. dollars and a comparable index rate for foreign currency loans, plus an applicable margin;

  •
  revolving loans denominated in Euros bear interest at a variable rate equal to EURIBOR plus an applicable margin;

  •
  at our option, revolving loans denominated in U.S. dollars and all U.S. dollar swingline loans (which grant us access to up to $20.0 million of our 2006 revolving credit facility in order to cover possible working capital shortfalls) bear interest at the greater of the Prime Rate and the Federal Funds Effective Rate plus one half of one percent; and

  •
  multicurrency swingline loans bear interest at a rate equal to the average rate at which overnight deposits in the currency in which such swingline loan is denominated, and approximately equal in principal amount to such swingline loan, are obtainable by the swingline lender for such swingline loan in the interbank market plus an applicable margin.

The applicable margins for LIBOR and multicurrency revolving loans range from 0.180% to 0.675% per annum, and for multicurrency swingline loans from 0.430% to 0.925% per annum, in each case determined by our credit ratings. In addition, we are required to pay a facility fee of between 7 to 20 basis points based on the aggregate commitments under our 2006 revolving credit facility, and in certain circumstances a utilization fee of 10 basis points.

        The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. We currently are in compliance with these covenants.

11. Other Commitments and Contingencies

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim, and we anticipate a hearing before the SJC by the end of 2006. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We have filed a motion to dismiss the amended complaint and to oppose the class certification, and are awaiting a decision from the Court. Discovery in this case has been put on hold pending resolution of these motions. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. As of December 31, 2005 and June 30, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in 2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited has decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited's former distributor, Healthcare at Home. Genzyme Limited and Healthcare at Home are in negotiations to arrive at a mutually agreed upon settlement of this damage claim. We do not expect that settlement of this damage claim will have a material impact on our financial condition or results of operations.

        We are not able to predict the outcome of the pending legal proceedings listed here, or other legal proceedings, or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, including the Healthcare at Home matter, we have no current accruals for these potential contingencies. We cannot provide you with assurance that the legal proceedings listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

12. Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Provision for income taxes	$60,002	$52,130	$105,371	$96,525
Effective tax rate	31%	30%	31%	31%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three and six months ended June 30, 2006, was impacted by non-deductible stock option expense.

        Our effective tax rate for the three and six months ended June 30, 2005, was impacted by non-deductible charges for IPR&D of $9.5 million recorded in connection with our acquisition of Verigen.

        We are currently under IRS audits for tax years 1996 to 1999, 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations. The settlement of the 1996 to 1999 IRS audit is expected to result in a net tax benefit of approximately $30 million to $40 million. We do not expect the settlement of certain foreign audits covering 1997 to 2004 to have a material affect on our net tax expense. We believe settlement of both the IRS audit for 1996 to 1999 and certain foreign audits will likely occur in 2006. The effects of each audit will be recorded in our financial statements upon settlement.

13. Defined Benefit Pension Plans

        We have defined benefit pension plans for certain employees in countries outside the U.S. These plans are funded in accordance with the requirements of the appropriate regulatory bodies governing each plan.

        The components of net pension expense for the three and six months ended June 30, 2006 and 2005 are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,083	$745	$2,108	$1,525
Interest cost	844	689	1,643	1,412
Expected return on plan assets	(1,027)	(797)	(1,998)	(1,632)
Amortization and deferral of actuarial loss	284	209	552	428

Net pension expense	$1,184	$846	$2,305	$1,733

        For the six months ended June 30, 2006, we contributed $1.5 million to our pension plan in the United Kingdom. We anticipate making approximately $1.6 million of additional contributions to this plan in 2006 to satisfy our annual funding obligation.

14. Segment Information

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

        We have provided information concerning the operations in these reporting segments in the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Renal(1)	$148,980	$100,847	$286,570	$200,250
Therapeutics(1)	373,362	332,592	718,995	647,645
Transplant	41,212	35,041	75,478	66,196
Biosurgery(1)	102,401	92,281	192,937	167,333
Diagnostics/Genetics(1)	87,340	76,517	174,003	155,890
Other(1)	40,010	30,319	76,121	59,793
Corporate(1)	51	542	94	981

Total	$793,356	$668,139	$1,524,198	$1,298,088

Income (loss) before income taxes:
Renal(1)	$42,273	$33,150	$74,071	$67,252
Therapeutics(1)	251,032	209,667	481,987	411,495
Transplant	5,917	(1,044)	10,351	(4,662)
Biosurgery(1)	13,198	17,275	17,248	9,497
Diagnostics/Genetics(1)	(748)	(100)	358	379
Other(1)	(15,163)	(13,253)	(28,556)	(24,673)
Corporate(1,2,3)	(102,010)	(69,934)	(214,617)	(143,574)

Total	$194,499	$175,761	$340,842	$315,714

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition. Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed since January 1, 2005 are:

Acquisition	Date(s) Acquired	Business Segment(s)	IPR&D Charge
Hernia repair assets of Surgi.B	March 30, 2006	Biosurgery	None
Gene therapy assets of Avigen	December 19, 2005	Therapeutics	$7.0 million
Manufacturing operation of Cell Genesys	November 22, 2005	Therapeutics	None
Equal Diagnostics	July 15, 2005	Diagnostics/Genetics	None
Bone Care	July 1, 2005	Renal/Corporate	$12.7 million
Verigen	February 8, 2005	Biosurgery/Corporate	$9.5 million
Synvisc sales and marketing rights from Wyeth	January 6, 2005/April 25, 2006	Biosurgery	None
(2)
Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, as well as gains on investments in equity securities, net, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

(3)
Effective January 1, 2006, we adopted the provisions of FAS 123R using the modified prospective transition method and, therefore, have not restated our prior period results to reflect the impact of adopting this standard. Accordingly, for the three months ended June 30, 2006, we recorded pre-tax stock-based compensation expense of $82.9 million, net of estimated forfeitures, and for the six months ended June 30, 2006, we recorded pre-tax stock-based compensation expense of $115.5 million, net of estimated forfeitures, in our results of operations, all of which is reported under the caption "Corporate."

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2006	December 31, 2005
Segment Assets(1):
Renal	$1,367,048	$1,344,117
Therapeutics	1,016,249	972,504
Transplant	379,598	369,366
Biosurgery	471,971	456,634
Diagnostics/Genetics	469,152	474,751
Other	732,837	728,773
Corporate(2)	2,936,016	2,532,720

Total	$7,372,871	$6,878,865

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short-and long-term investments, deferred tax assets, net property, plant and equipment and investments in equity securities.

        Segment assets for Corporate consist of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
Cash, cash equivalents, short- and long-term investments	$1,358,240	$1,089,102
Deferred tax assets—current	173,337	170,443
Property, plant & equipment, net	942,503	826,221
Investment in equity securities	67,615	135,930
Other(1)	394,321	311,024

Total	$2,936,016	$2,532,720

(1)
As of June 30, 2006, includes net proceeds receivable of $99.0 million related to the liquidation of our remaining investment in the common stock of CAT in June 2006. The cash proceeds were received in July 2006.

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

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Thyrogen;

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address the pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives substantially all of its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

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

        We report the activities of our oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our general and administrative operations and corporate science activities under the caption "Corporate."

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

MERGERS AND ACQUISITIONS

Acquisition of Surgi.B

        In March 2006, we acquired Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an up-front cash payment of $5.5 million. We allocated the entire purchase price to license fees, a component of other intangible assets on our consolidated balance sheet, based on their estimated fair values as of March 30, 2006, the date of acquisition. In addition, we are obligated to make certain contingent milestone payments totaling up to approximately $6 million and contingent royalty payments based on future sales of GlucaMesh and GlucaTex. Currently, GlucaMesh is sold only in France.

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

Acquisition of Manufacturing Operation from Cell Genesys

        In November 2005, we acquired the San Diego, California manufacturing operation of Cell Genesys, a company focused on the development and commercialization of novel biological therapies for patients with cancer, for $3.2 million in cash which was allocated to property and equipment on our consolidated balance sheet. We included the acquired manufacturing operations in our consolidated statements of operations as of November 22, 2005, the date of acquisition.

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

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $5.7 million resulting in negative goodwill. Pursuant to FAS 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. As contingent payments come due, we will apply the payments against the contingent liability. Contingent payments in excess of $5.7 million, if any, will be recorded as goodwill. As of June 30, 2006, we have paid $1.0 million of contingent payments, and the remaining contingent liability is $4.7 million.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid initial payments totaling $121.0 million in cash to Wyeth and otherwise incurred $0.3 million of acquisition costs. We have also accrued contingent royalty payments to Wyeth totaling $89.0 million, of which $79.4 million had been paid as of June 30, 2006. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2006 include a total of $210.3 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        In April 2006, we entered into an agreement with Wyeth to reacquire the sales and marketing rights to Synvisc in Turkey and made an initial payment of $6.0 million in cash to Wyeth, which is included in distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2006. We will make an additional $1.0 million payment on the earlier of December 31, 2007 or the date the registration required by the Turkish Ministry of Health for the promotion, marketing, distribution and sale of Synvisc in Turkey is transferred from Wyeth to us. In addition, we are obligated to make certain contingent milestone payments to Wyeth totaling up to $1.5 million between now and December 31, 2007, and a series of additional contingent royalty payments to Wyeth, both based on the volume of Synvisc sales in Turkey. These contingent royalty payments could extend out to December 31, 2007, or could total a maximum of $3.0 million, whichever comes first.

        We determined that the contingent royalty and milestone payments to Wyeth represent contingent purchase price. Accordingly, as contingent royalty and milestone payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We calculate amortization expense for these intangible assets based on an economic use model, taking into account our forecasted future sales of Synvisc and the resulting estimated future contingent royalty and milestone payments we will be required to make. We periodically update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent royalty and milestone payments.

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

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended- June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Product revenue	$718,735	$599,347	20%	$1,376,070	$1,162,560	18%
Service revenue	71,012	64,035	11%	139,834	124,649	12%

Total product and service revenue	789,747	663,382	19%	1,515,904	1,287,209	18%
Research and development revenue	3,609	4,757	(24)%	8,294	10,879	(24)%

Total revenues	$793,356	$668,139	19%	$1,524,198	$1,298,088	17%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis, bulk sevelamer and Hectorol for the treatment of secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD;

  •
  Therapeutics products, including Cerezyme for the treatment of Gaucher disease, Fabrazyme for the treatment of Fabry disease, Myozyme for the treatment of Pompe disease and Thyrogen, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

  •
  Transplant products for the treatment of immune-mediated diseases, primarily Thymoglobulin and Lymphoglobuline, each of which induce immunosuppression of certain types of immune cells responsible for acute organ rejection in transplant patients;

  •
  Biosurgery products, including orthopaedic products, such as Synvisc, and the Sepra line of products, such as Seprafilm;

  •
  Diagnostic products, including infectious disease and cholesterol testing products; and

  •
  Other products, including:

  •
  oncology products, including Campath for the treatment of B-cell chronic lymphocytic leukemia in patients who have been treated with alkylating agents and who have failed fludarabine therapy, and Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia; and

  •
  bulk pharmaceuticals, including WelChol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$126,599	$100,847	26%	$245,254	$200,250	22%
Hectorol	22,412	—	N/A	41,316	—	N/A

Total Renal	149,011	100,847	48%	286,570	200,250	43%

Therapeutics:
Cerezyme	253,989	235,953	8%	492,998	461,904	7%
Fabrazyme	89,041	74,424	20%	169,544	144,450	17%
Thyrogen	23,723	20,699	15%	46,716	38,414	22%
Other Therapeutics	6,609	1,281	416%	8,737	2,088	318%

Total Therapeutics	373,362	332,357	12%	717,995	646,856	11%

Transplant:
Thymoglobulin/Lymphoglobuline	39,812	33,576	19%	72,672	60,797	20%
Other Transplant	1,400	1,465	(4)%	2,806	5,382	(48)%

Total Transplant	41,212	35,041	18%	75,478	66,179	14%

Biosurgery:
Synvisc	63,590	58,778	8%	116,853	102,794	14%
Sepra products	21,961	17,099	28%	41,376	33,751	23%
Other Biosurgery	7,236	6,913	5%	14,210	13,213	8%

Total Biosurgery	92,787	82,790	12%	172,439	149,758	15%

Diagnostics/Genetics:
Diagnostic Products	26,299	22,121	19%	55,510	48,987	13%

Other product revenue	36,064	26,191	38%	68,078	50,530	35%

Total product revenues	$718,735	$599,347	20%	$1,376,070	$1,162,560	18%

Renal

        Sales of Renagel, including sales of bulk sevelamer, increased 26% to $126.6 million for the three months ended June 30, 2006, as compared to the same period of 2005, primarily due to a $23.4 million increase in sales related to increased customer volume, of which $18.2 million is primarily attributable to increased end-user demand in the United States and Europe, and $5.2 million is attributable to a 9.5% price increase for Renagel, which became effective in December 2005. The Euro remained relatively stable against the U.S. dollar for the three months ended June 30, 2006, as compared to the same period of 2005, therefore having no significant impact on Renagel revenue. However, a 12% increase in the U.S. dollar against the Brazilian Real in the three months ended June 30, 2006, as compared to the same period in 2005, positively impacted Renagel revenue by $0.9 million. Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for the three months ended June 30, 2006, compared to 17% of our total product revenue for the same period of 2005.

        Sales of Renagel, including sales of bulk sevelamer, increased 22% to $245.3 million for the six months ended June 30, 2006, as compared to the same period of 2005, primarily due to a $42.0 million increase in the six month period in net sales related to increased customer volume, of which $31.7 million is primarily attributable to increased end-user demand in the United States and Europe, and $10.3 million is attributable to a 9.5% price increase for Renagel, which became effective in December 2005. The Euro decreased 4% against the U.S. dollar in the six months ended June 30, 2006, as compared to the same period of 2005, negatively impacting Renagel revenue by $3.0 million for the six months ended June 30, 2006, as compared to the same period of 2005. However, a 15% increase in the U.S. dollar against the Brazilian Real for the six months ended June 30, 2006, as compared to the same period of 2005, positively impacted Renagel revenue by $2.4 million. Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for the six months ended June 30, 2006, compared to 17% of our total product revenue for the same period of 2005.

        Our acquisition of Bone Care on July 1, 2005 expanded our Renal product offerings with the addition of Hectorol, a complimentary product to Renagel used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD. Bone Care's operations are integrated into our Renal business, and our sales representatives have begun selling Hectorol to nephrologists in the United States. Sales of Hectorol were $22.4 million for the three months ended June 30, 2006 and $41.3 million for the six months ended June 30, 2006.

        We conducted a 2,100-patient post-marketing study of Renagel called the DCOR trial, which evaluated the ability of Renagel to improve patient morbidity and mortality and compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We released top-line data from this trial in July 2005 and presented the data at the American Society of Nephrology meeting in November 2005. The study did not meet its primary end point of a statistically significant reduction in mortality from all causes. However, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in mortality from all causes in patients 65 years of age or older and in patients using Renagel for two years or more. We expect to receive morbidity data from the Centers for Medicare and Medical Services, or CMS, in the second half of 2006 and may present such data later this year.

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

Therapeutics

        Therapeutics product revenue increased 12% to $373.4 million for the three months ended and 11% to $718.0 million for the six months ended June 30, 2006, as compared to the same periods of

2005, due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen and the launch of Myozyme in the European Union and United States in the second quarter of 2006.

        The 8% growth in sales of Cerezyme to $254.0 million for the three months ended and 7% growth in sales to $493.0 million for the six months ended June 30, 2006, as compared to the same periods of 2005, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The Euro remained relatively stable against the U.S. dollar during the three months ended June 30, 2006 but decreased 4% against the U.S. dollar for the six months ended June 30, 2006, as compared to the same periods of 2005. Therefore, Cerezyme revenue was not significantly impacted for the three month period and was negatively impacted by $7.1 million for the six month period.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 35% of our total product revenue for the three months ended June 30, 2006, as compared to 39% for the same period of 2005, and 36% of our total product revenue for the six months ended June 30, 2006, as compared to 40% for the same period of 2005. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have developed or have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report.

        The 20% increase to $89.0 million for the three months ended and the 17% increase to $169.6 million for the six months ended June 30, 2006 in sales of Fabrazyme, as compared to the same periods of 2005, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. The Euro remained relatively stable against the U.S. dollar during the three months ended June 30, 2006 but decreased 4% against the U.S. dollar for the six months ended June 30, 2006, as compared to the same periods of 2005. Therefore, Fabrazyme revenue was not significantly impacted for the three month period and was negatively impacted by $2.0 million for the six month period.

        Sales of Thyrogen increased 15% to $23.7 million for the three months ended and 22% to $46.7 million for the six months ended June 30, 2006, as compared to the same periods of 2005, due to worldwide volume growth which impacted sales by $2.6 million in the three month period and $7.6 million in the six month period. Additionally, a 10% increase in price impacted sales by $1.2 million in the three months ended and $2.4 million in the six months ended June 30, 2006, as compared to the same periods of 2005. The Euro remained relatively stable against the U.S. dollar during the three months ended June 30, 2006 but decreased 4% against the U.S. dollar for the six months ended June 30, 2006, as compared to the same periods of 2005. The decrease in the Euro against the U.S. dollar did not have a material impact on the sales of Thyrogen for the six months ended June 30, 2006.

        Other Therapeutics product revenue includes sales of Myozyme, which were $6.5 million for the three months ended and $8.5 million for the six months ended June 30, 2006. Pre-approval sales of Myozyme for compassionate use were not significant in the three and six months ended June 30, 2006. We submitted marketing applications for Myozyme for the treatment of Pompe disease in the European Union in December 2004 and in the United States in July 2005. In December 2005, the European Committee for Human Services unanimously recommended full approval of Myozyme and subsequently, in March 2006, we received marketing authorization for Myozyme in the European Union. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme. We launched Myozyme in the United States in May 2006. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity. Myozyme sales are expected to continue to increase as patients transition from clinical trials or expanded access programs and as new patients are identified. Marketing applications for Myozyme have been submitted in Japan and Canada and we expect to file for approval in several additional countries later this year.

        We currently manufacture Myozyme in the United States. In the future, we expect to also produce Myozyme at our new protein manufacturing facility in Geel, Belgium, and our new fill/finish facility in Waterford, Ireland, to help ensure that we are able to meet the anticipated demand for the product throughout the world.

Transplant

        Transplant product revenue increased 18% to $41.2 million for the three months ended and 14% to $75.5 million for the six months ended June 30, 2006, as compared to the same periods of 2005. The increases are primarily due to a $6.5 million increase for the three month period and a $12.8 million increase for the six month period in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures. These increases were partially offset by a decrease in revenue for the three and six months ended June 30, 2006 from a license agreement with Proctor & Gamble Pharmaceuticals, Inc., or PGP, a subsidiary of The Proctor and Gamble Company. In November 2005, PGP exercised its option to terminate an agreement under which we had granted PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders.

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

Biosurgery

        Biosurgery product revenue increased 12% to $92.8 million for the three months ended and increased 15% to $172.4 million for the six months ended June 30, 2006, as compared to the same periods of 2005. The increases were partially attributable to a $4.8 million increase for the three month period and a $14.1 million increase for the six month period, in sales of Synvisc, primarily due to an expanded sales and marketing investment. We reacquired the Synvisc sales and marketing rights in certain countries from Wyeth in January 2005. Additionally, there was a $4.9 million increase for the three month period and a $7.6 increase for the six month period, in sales of our Sepra products. In particular, sales of Seprafilm increased by $4.0 million for the three month period and $5.9 million for the six month period, primarily due to an 11% price increase in the United States in the first quarter, as compared to the same period of 2005. The increased sales of our Sepra products is also attributable to greater penetration into the U.S. market.

        We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. These products could have an adverse effect on future sales of Synvisc. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" included in this report. In addition, a substantial portion of our revenue on sales of Synvisc comes from third party payors, including government health administration authorities and private health insurers who may not continue to provide adequate health insurance coverage or reimbursement for Synvisc. We discuss these risks under the heading "Factors Affecting Future Operating Results—If we fail to obtain adequate levels of reimbursement for products from third party payors, the commercial potential of our products will be significantly limited" included in this report.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased 19% to $26.3 million for the three months ended and increased 13% to $55.5 million for the six months ended June 30, 2006, as compared to the same periods of 2005. The increases are attributable to a 28%, or $3.6 million, increase in sales for the three month period, and a 23%, or $6.5 million, increase in sales for the six month period, of clinical chemistry reagents resulting from our acquisition of Equal Diagnostics in July 2005.

Other Product Revenue

        Other product revenue increased 38% to $36.1 million for the three months ended and 35% to $68.1 million for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to a 31%, or $5.9 million, increase for the three month period and a 33%, or $11.8 million, increase for the six month period, in sales of bulk pharmaceuticals, including WelChol. These increases are primarily due to a 50%, or $3.9 million, increase for the three month period and a 66%, or $8.2 million, increase for the six month period, of bulk sales of and royalties earned on WelChol due to an increased demand from our U.S. marketing partner, Sankyo Pharma, Inc. In addition, sales of Campath increased 55%, or $2.4 million, for the three month period and increased 41%, or $3.6 million, for the six month period due to an increase in worldwide demand for the product.

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

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Renal	$(31)	$—	N/A	$—	$—	N/A
Biosurgery	9,613	9,482	1%	20,493	17,432	18%
Diagnostics/Genetics	61,041	54,396	12%	118,493	106,903	11%
Other and Corporate	389	157	148%	848	314	170%

Total service revenue	$71,012	$64,035	11%	$139,834	$124,649	12%

        Service revenue attributable to our Biosurgery segment increased 1% to $9.6 million for the three months ended and 18% to $20.5 million for the six months ended June 30, 2006, as compared to the same periods of 2005. The increase for the six month period is primarily due to a full six months of MACI sales during 2006. We acquired MACI in the Verigen transaction in February 2005.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 12% to $61.0 million in the three months ended and increased 11% to $118.5 million in the six months ended June 30, 2006, as compared to the same periods of 2005. These increases were primarily attributable to:

  •
  continued growth in the prenatal screening and diagnosis market;

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market; and

  •
  an increase in volume for the reproductive product line, most notably in molecular testing.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
International product and service revenue	$355,615	$303,519	17%	$682,295	$593,811	15%
% of total product and service revenue	45%	46%		45%	46%

        The 17% increase to $355.6 million for the three months ended and the 15% increase to $682.3 million for the six months ended June 30, 2006 in international product and service revenue, as compared to the same periods of 2005, is primarily due to a $46.3 million increase for the three month period and a $79.9 million increase for the six month period, in the combined international sales of Renagel, Cerezyme, Fabrazyme, Thyrogen, Myozyme, Thymoglobulin and Synvisc, primarily due to an increase in the number of patients using these products in countries outside of the United States.

        The Euro remained relatively stable against the U.S. dollar during the three months ended June 30, 2006 but decreased 4% against the U.S. dollar for the six months ended June 30, 2006, as compared to the same periods of 2005. Therefore, total product and service revenue was not significantly impacted for the three month period and was negatively impacted by $15.4 million for the six month period.

        International product and service revenue as a percentage of total product and service revenue decreased 1% during the three and six months ended June 30, 2006, as compared to the same periods of 2005. This was primarily due to the increase in total domestic revenue as a result of our acquisitions of Equal Diagnostics and Bone Care in July 2005.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Therapeutics	$—	$235	(100)%	$1,000	$789	27%
Transplant	—	—	N/A	—	17	(100)%
Biosurgery	1	9	(89)%	5	143	(97)%
Other	3,558	3,971	(10)%	7,196	8,949	(20)%
Corporate	50	542	(91)%	93	981	(91)%

Total research and development revenue	$3,609	$4,757	(24)%	$8,294	$10,879	(24)%

        Total research and development revenue decreased $1.1 million for the three months ended and $2.6 million for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to less revenue recognized from our collaboration with Kirin Brewery Company Ltd., or Kirin. Revenue from these projects is directly related to spending on the projects. Research and development spending related to the Kirin projects decreased in both the three and six months ended June 30, 2006, as compared to the same periods of 2005.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Product margin	$584,778	$497,019	18%	$1,121,601	$955,258	17%
% of total product revenue	81%	83%		82%	82%
Service margin	$19,636	$21,113	(7)%	$42,020	$40,608	3%
% of total service revenue	28%	33%		30%	33%
Total product and service margin	$604,414	$518,132	17%	$1,163,621	$995,866	17%
% of total product and service revenue	77%	78%		77%	77%

Product Margin

        Our overall product margin increased $87.8 million, or 18%, for the three months ended and $166.3 million, or 17%, for the six months ended June 30, 2006, as compared to the same periods of 2005. This is primarily due to:

  •
  a $4.8 million increase for the three month period and a $14.1 million increase for the six month period, in sales of Synvisc, primarily due to an expanded sales and marketing investment. We reacquired Synvisc sales and marketing rights in certain countries from Wyeth in January 2005;

  •
  improved margins for Renagel due to increased sales and increased utilization of capacity at our global manufacturing facilities;

  •
  an increase in product margin for Cerezyme, Fabrazyme, Thyrogen and Thymoglobulin due to increased sales and improved unit costs; and

  •
  Hectorol's margin contribution in the three and six months ended June 30, 2006, due to the acquisition of Bone Care in July 2005.

These increases in product margin were partially offset by stock-based compensation expenses associated with our adoption of FAS 123R of $1.2 million for the three months ended and $1.9 million for the six months ended June 30, 2006, for which there were no comparable amounts in 2005.

        Total product margin as a percentage of product revenue declined slightly in the three months ended June 30, 2006, as compared to the same period of 2005, due to a shift in product mix. Total product margin as a percentage of product revenue for the six months ended June 30, 2006 was consistent with the same period of 2005.

        The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin decreased $1.5 million, or 7%, for the three months ended June 30, 2006. This is primarily due to $3.7 million of stock compensation expense associated with the adoption of FAS 123R recognized in the three month period of 2006 for which there was no comparable amount in the same period of 2005. Partially offsetting this decrease was an increase in the Diagnostics/Genetics service margin, primarily due to a 12% increase to $61.0 million in service revenue attributable to our Diagnostics/Genetics reporting segment in the three months ended June 30, 2006, as compared to the same period of 2005.

        Our overall service margin increased $1.4 million, or 3%, for the six months ended June 30, 2006, as compared to the same periods of 2005. This is primarily due to an 11% increase to $118.5 million, in service revenue associated with our Diagnostics/Genetics reporting segment. This increase was partially offset by additional costs of $5.3 million related to the adoption of FAS 123R in 2006 for which there was no comparable amount in 2005.

        Total service margin as a percent of total revenue decreased in the three and six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to the additional costs related to the adoption of FAS 123R in 2006. This is partially offset by increased sales of higher margin Biosurgery services, such as MACI. Diagnostics/Genetics service margin as a percent of total revenue remained relatively consistent in the three and six months ended June 30, 2006, as compared to the same periods of 2005.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

        The following table provides information regarding the change in selling, general and administrative expenses, or SG&A, during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Selling, general and administrative expenses	$273,480	$196,385	39%	$504,149	$378,224	33%

        SG&A increased $77.1 million for the three months ended and increased $125.9 million for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to spending of:

  •
  $11.3 million for the three month period and $22.3 million for the six month period for Renal products, primarily due to our acquisition of Bone Care in July 2005 and continued support of international business operations growth;

  •
  $4.4 million for the three month period and $11.5 million for the six month period for Biosurgery products and services, primarily due to additional expenses related to an increased number of employees and an increase in marketing efforts; and

  •
  $55.8 million for the three month period and $84.9 million for the six month period for Corporate SG&A primarily due to $52.7 million for the three months ended and $72.1 million for the six months ended June 30, 2006 of stock-based compensation expenses related to our adoption of FAS 123R and increased spending on legal expenses and information technology. Stock-based compensation expenses increased significantly in the three months ended June 30, 2006, as compared to the three months ended March 31, 2006, primarily due to non-recurring charges related to stock options granted to retirement eligible employees and the value of 20% of the annual stock option grant in May 2006 that vested upon award. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        SG&A was 34% of total revenue for the three months ended June 30, 2006 and 29% for the same period of 2005. SG&A was 33% of total revenue for the six months ended June 30, 2006 and 29% for the same period of 2005. The increase in SG&A as a percentage of total revenue in both the three and six months ended June 30, 2006 is primarily due to the additional stock-based compensation expenses recorded in the second quarter of 2006 related to our annual stock option grant.

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

        The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Research and development expenses	$168,941	$121,726	39%	$321,264	$236,471	36%

        Research and development expenses increased $47.2 million for the three months ended and $84.8 million for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to:

  •
  an $11.2 million increase for the three month period and a $25.9 million increase for the six month period in spending on Renal research and development programs, primarily due to our acquisition of Bone Care in July 2005 and to a $3.8 million charge recorded in the three month period and a $8.9 million charge recorded in the six month period, representing funding paid under our collaboration with RenaMed Biologics, Inc. or RenaMed in 2006, for which there were no comparable charges in 2005;

  •
  a $5.2 million increase for the three month period and a $8.7 million increase for the six month period in spending on certain Therapeutics research and development programs, including $2.9 million for the three month period and $5.6 million for the six month period of spending for the Parkinson's disease program which commenced in 2006;

  •
  a $4.3 million increase for the three month period and a $7.0 million increase for the six month period in spending on Biosurgery research and development programs, primarily on next generation orthopaedics products; and

  •
  a $29.1 million increase for the three month period and a $46.3 million increase for the six month period in spending on Corporate research and development programs primarily due to $25.3 million of stock-based compensation expenses recorded in the three months ended June 30, 2006 and $36.1 million recorded in the six months ended June 30, 2006, related to our adoption of FAS 123R. Stock-based compensation expenses increased significantly in the three months ended June 30, 2006, as compared to the three months ended March 31, 2006, primarily due to non-recurring charges related to stock options granted to retirement eligible employees and the value of 20% of the annual stock option grant in May 2006 that vested upon award. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        These increases were partially offset by decreases of:

  •
  $8.4 million in spending for the three month period and $10.9 million in spending for the six month period on certain Therapeutics research and development programs, including:

  •
  $2.2 million for the three month period and $2.1 million for the six month period for our Cerezyme program, as patients completed clinical studies during the second quarter of 2006, resulting in a decrease in spending on follow-up monitoring;

  •
  $2.0 million for the three month period and $3.6 million for the six month period for our deferitrin (iron chelator) product due to the completion of our phase 1/2 study in 2005; and

  •
  $1.4 million for the three month period and $1.2 million for the six month period from the consolidation of Dyax-Genzyme LLC, our joint venture with Dyax Corporation, or Dyax, for the development of DX-88 for the treatment of hereditary angioedema. Spending decreased for DX-88 in both periods due to the completion of clinical trials.

        Research and development expenses were 21% of total revenue for the three and six months ended June 30, 2006 and 18% of total revenue for the three and six months ended June 30, 2005. We are conducting more late-stage trials now than at any point in our history and therefore, our research and development expenses are expected to increase as a percentage of revenue. New products and new product indications are expected to expand and further diversify our portfolio and contribute to our long-term growth.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Amortization of intangibles	$52,883	$40,105	32%	$105,575	$81,291	30%

        Amortization of intangibles expense increased by $12.8 million for the three months and $24.3 million for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Surgi.B in March 2006, Bone Care and Equal Diagnostics in July 2005 and Verigen in February 2005, as well as the reacquisition of Synvisc sales and marketing rights in certain countries from Wyeth in January 2005.

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

Avigen

        In connection with our December 2005 acquisition of certain gene therapy assets from Avigen, we acquired IPR&D related to Avigen's Parkinson's disease program. As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in March 2006, $7.0 million, representing the portion of the $12.0 million up-front payment to Avigen we attributed to the Parkinson's disease program.

        As of June 30, 2006, we estimated that it will take approximately ten years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

Bone Care

        In connection with our July 2005 acquisition of Bone Care, we acquired IPR&D related to LR-103, a vitamin D therapeutic candidate that is an active metabolite of Hectorol. In biological models, this product candidate is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to vitamin D hormones. Bone Care conducted early stage research of LR-103 in a variety of indications. As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in September 2005, $12.7 million, representing the portion of the purchase price attributable to this program.

        As of June 30, 2006, we estimated that it will take approximately six years and an investment of approximately $15 million to complete the development of, obtain approval for and commercialize LR-103.

Verigen

        In connection with our February 2005 acquisition of Verigen, we acquired IPR&D related to MACI, a proprietary approach to cartilage repair. As of the date of our acquisition of Verigen, MACI, which has received marketing approvals in Europe and Australia, had not reached technological feasibility in the United States due to lack of regulatory approval and did not have an alternative use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

        As of June 30, 2006, we estimated that it will take approximately six years and an investment of approximately $33 million to complete the development of, obtain approval for and commercialize MACI in the United States.

ILEX Oncology

        In connection with our December 2004 acquisition of ILEX Oncology, an oncology drug development company, we acquired IPR&D related to three development projects: Campath (alemtuzumab) for indications other than B-cell chronic lymphocytic leukemia, Clolar and tasidotin hydrochloride. As of the date of our acquisition of ILEX Oncology, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath (alemtuzumab) development projects, $113.4 million is attributable to the Clolar development projects and $44.2 million is related to the tasidotin development projects. In December 2004, after the date of our acquisition of ILEX Oncology, the FDA granted marketing approval for Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia.

        As of June 30, 2006, we estimated that it will take approximately three to five years and an investment of approximately $114 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $65 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately five to eight years and an investment of approximately $46 million to complete the development of, obtain approval for and commercialize tasidotin.

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Equity in income (loss) of equity method investments	$3,854	$(417)	(1,024)%	$6,100	$(2,135)	(386)%
Minority interest	2,750	3,357	(18)%	5,196	5,551	(6)%
Gains on investments in equity securities, net	66,967	4,817	1,290%	74,909	4,958	1,411%
Other	(319)	253	(226)%	(458)	193	(337)%
Investment income	12,563	7,544	67%	22,641	14,162	60%
Interest expense	(4,035)	(4,466)	(10)%	(8,473)	(8,274)	2%

Total other income	$81,780	$11,088	638%	$99,915	$14,455	591%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc., which we refer to as THP.

        Equity in income (loss) of equity method investments decreased $4.3 million, or 1,024%, due primarily to $4.6 million of income we recorded for the three months ended June 30, 2006, as compared to income of $1.5 million for the comparable period of 2005. Equity in income (loss) of equity method investments decreased $8.2 million, or 386%, due primarily to $8.0 million of income we recorded for the six months ended June 30, 2006, as compared to income of $1.7 million for the comparable period of 2005. The $4.6 million of income for the three month period and $8.0 million of income for the six month period represents our portion of the net income of BioMarin/Genzyme LLC as a result of increased sales of Aldurazyme.

Minority Interest

        As a result of our application of FIN 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC and Excigen Inc. Our consolidated balance sheet as of June 30, 2006, includes assets related to Dyax-Genzyme LLC, which are not significant, and substantially all of which are lab equipment net of their associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen were not significant.

Gains on Investments in Equity Securities, net

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, in the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross gains on investments:
CAT	$69,359	$—	$69,359	$—
ProQuest	35	151	1,404	151
BioMarin	—	—	6,417	—
Theravance	—	4,510	—	4,510
Other	466	156	622	297

Total	69,860	4,817	77,802	4,958
Less: charges for impairment of investments	(2,893)	—	(2,893)	—

Gain on investments in equity securities, net	$66,967	$4,817	$74,909	$4,958

Gross Gains on Investments

        In May 2006, we recorded a $7.0 million gain on the sale of a portion of our investment in CAT. In June 2006, in connection with the acquisition of CAT by AstraZeneca, we recorded a $62.4 million gain on the tender of our remaining investment in CAT, which became unconditional on June 21, 2006. The $99.0 million of cash proceeds due from the tender of our remaining investment in CAT are included in prepaid expenses and other current assets in our consolidated balance sheet as of June 30, 2006 because the cash proceeds were not received until July 2006.

        In March 2006, we recorded a $1.4 million gain and in June 2006 we recorded an insignificant gain related to distributions of net cash proceeds we received in connection with our limited partnership interest in ProQuest. In March and June 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

        In January 2006, we recorded a $6.4 million gain in connection with the sale of our entire investment of 2.1 million shares of the common stock of BioMarin.

        In April 2005, we sold our entire investment in the common stock of Theravance for $4.5 million in cash. Our investment in Theravance had a zero cost basis and, as a result, we recorded a gain of $4.5 million in April 2005 related to this sale.

Charges for Impairment of Investments

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        In June 2006, we recorded a $2.2 million impairment charge in connection with our investment in ViaCell and a $0.7 million impairment charge in connection with our investment in Cortical because we considered the decline in value of these investments to be other than temporary. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although clinical testing has resumed, the market of ViaCell's common stock has continued to remain below our cost and has been below our cost for the last 11 months. Given the significance and duration of the decline in market value of our investments in ViaCell and Cortical, as of June 30, 2006, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

Unrealized Gains

        At June 30, 2006, our stockholders' equity includes $20.0 million of unrealized gains related to our investments in strategic equity securities.

Investment Income

        Our investment income increased 67% to $12.6 million for the three months ended June 30, 2006, as compared to the same period of 2005, primarily due to an increase in the average portfolio yield and higher average cash balances. Our investment income increased 60% to $22.6 million for the six months ended June 30, 2006, as compared to the same period of 2005, primarily due to an increase in the average portfolio yield and higher average cash balances.

Interest Expense

        Our interest expense decreased 10% to $4.0 million for the three months ended June 30, 2006, as compared to the same period of 2005, primarily due to the paydown of our GelTex capital lease in October 2005. Our interest expense increased 2% to $8.5 million for the six months ended June 30, 2006, as compared to the same period of 2005, primarily due to a $1.2 million decrease in capitalized interest due to manufacturing plant completions, partially offset by a $0.8 million decrease due to the paydown of our GelTex capital lease.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Provision for income taxes	$60,002	$52,130	15%	$105,371	$96,525	9%
Effective tax rate	31%	30%		31%	31%

        Our effective tax rate for all periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three and six months ended June 30, 2006 was impacted by non-deductible stock option expense.

        Our effective tax rate for the three and six months ended June 30, 2005 was impacted by non-deductible charges for IPR&D of $9.5 million recorded in connection with our acquisition of Verigen.

        We are currently under IRS audits for tax years 1996 to 1999, 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations. The settlement of the 1996 to 1999 IRS audit is expected to result in a net tax benefit of approximately $30 million to $40 million. We do not expect the settlement of certain foreign audits covering 1997 to 2004 to have a material affect on our net tax expense. We believe settlement of both the IRS for 1996 to 1999 audit and certain foreign audits will likely occur in 2006. The effects of each audit will be recorded in our financial statements upon settlement.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At June 30, 2006, we had cash, cash equivalents and short- and long-term investments of $1.4 billion, an increase of $0.3 billion from cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2005.

        The following is a summary of our statements of cash flows for the six months ended June 30, 2006 and 2005.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities before stock-based compensation, tax benefit of employee stock compensation, excess tax benefits from stock-based compensation and working capital changes	$251,901	$338,485
Stock-based compensation	115,550	—
Tax benefit of employee stock-based compensation	11,432	46,101
Excess tax benefits from stock-based compensation	(4,659)	—
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(14,059)	(35,071)

Cash flows from operating activities	$360,165	$349,515

        Cash provided by operating activities increased $10.7 million for the six months ended June 30, 2006, as compared to the same period of 2005, primarily due to $21.0 million decrease in working capital changes. In connection with our adoption of FAS 123R, we were required to change the classification in our consolidated statements of cash flows of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. For the six months ended June 30, 2006, $4.7 million of excess tax benefits from stock-based compensation were presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows for which there were no similar amounts in the same period of 2005. We adopted FAS 123R using the modified prospective transition method and as a result, we have not restated our results for the six months ended June 30, 2005 to reflect the adoption of this standard.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2006	2005
Cash flows from investing activities:
Net purchases of investments, including investments in equity securities	$(34,391)	$(18,364)
Purchases of property, plant and equipment	(156,406)	(80,376)
Distributions from equity method investees	12,000	—
Purchases of intangible assets	(6,876)	—
Acquisitions, net of acquired cash	—	(10,679)
Acquisition of sales and marketing rights	(36,233)	(141,435)
Other investing activities	3,132	1,056

Cash flows from investing activities	$(218,774)	$(249,798)

        For the six months ended June 30, 2006, capital expenditures, net purchases of investments, including investments in equity securities, and acquisitions accounted for significant cash outlays for investing activities. For the six months ended June 30, 2006, we used:

  •
  $156.4 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom and Belgium, and the construction of a new research and development facility in Framingham, Massachusetts;

  •
  $34.4 million in net cash to fund the net purchases of investments, including our investments in equity securities. Net purchases include net cash proceeds received from sales of certain of our investments in equity securities, of which $24.4 million is attributable to the sale of our entire investment of 2.1 million shares in the common stock of BioMarin in January 2006 and $11.4 million is attributable to the sale of a portion of our investment in the common stock of CAT in May 2006;

  •
  $30.2 million in cash for contingent payments related to our 2005 reacquisition of the Synvisc sales and marketing rights in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic and $6.0 million in cash for the reacquisition of the Synvisc sales and marketing rights from Wyeth in Turkey in April 2006; and

  •
  $6.9 million in cash for purchases of intangible assets.

These decreases in cash were partially offset by $12.0 million of cash distributions from our joint venture with BioMarin.

For the six months ended June 30, 2005, we used:

  •
  $141.4 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth and $10.7 million in cash for our acquisition of Verigen, net of acquired cash;

  •
  $80.4 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and the United States; and

  •
  $18.4 million in cash to fund the purchase of investments, including investments in equity securities.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of common stock	$57,080	$169,520
Excess tax benefits from stock-based compensation	4,659	—
Proceeds from draws on our 2003 revolving credit facility	—	350,000
Payments of debt and capital lease obligations	(1,971)	(101,618)
Bank overdraft	(7,222)	11,785
Minority interest contributions	5,232	7,001
Other financing activities	1,503	821

Cash flows from financing activities	$59,281	$437,509

        For the six months ended June 30, 2006, cash flows from financing activities decreased $378.2 million, as compared to the same period of 2005, primarily due to a $112.4 million decrease in cash proceeds from the issuance of common stock and $350.0 million of cash proceeds drawn under our 2003 revolving credit facility in the six months ended June 30, 2005 for which there were no similar amounts in the same period of 2006. These decreases were offset, in part, by a $99.6 million decrease in cash used for the payment of debt and capital lease obligations. Cash used for the payment of debt and capital lease obligations for the six months ended June 30, 2005 includes the repayment of $100.0 million in principal drawn under our 2003 revolving credit facility for which there are no similar repayments in the same period of 2006. As described above, in connection with our adoption of FAS 123R effective January 1, 2006, the $4.7 million of excess tax benefits from stock-based compensation are shown as a cash inflow in cash from financing activities for the six months ended June 30, 2006. Because we adopted FAS 123R using the modified prospective transition method, we have not adjusted the presentation of our statement of cash flows for the six months ended June 30, 2005, to reflect this change.

        For the six months ended June 30, 2005, financing activities generated $539.1 million of cash, primarily due to $350.0 million of proceeds drawn under our 2003 revolving credit facility and $169.5 million of proceeds from the issuance of common stock under our stock plans. This was offset by $101.6 million in cash utilized to repay debt and capital lease obligations.

Revolving Credit Facility

        In December 2003, we entered into a three-year $350.0 million revolving credit facility with Bank of America, N.A., successor-by-merger to Fleet National Bank, as administrative agent and a syndicate of lenders, maturing in December 2006. As of December 31, 2005 and June 30, 2006, no amounts were outstanding under this facility, which we refer to as our 2003 revolving credit facility. The terms of this credit facility included various covenants, including financial covenants that required us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. As of June 30, 2006, we were in compliance with these covenants.

        On July 14, 2006, we terminated our 2003 revolving credit facility and replaced it with a new five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The proceeds of loans under our 2006 revolving credit facility can be used to finance working capital needs and general corporate purposes. Our 2006 revolving credit facility may be increased at any time from time to time by up to an additional $350.0 million in the aggregate, as long as no default or event of default has occurred or is continuing and certain other customary conditions are satisfied. Borrowings under our 2006 revolving credit facility will bear interest as follows:

  •
  revolving loans denominated in U.S. dollars or a foreign currency (other than Euros) bear interest at a variable rate equal to LIBOR for loans in U.S. dollars and a comparable index rate for foreign currency loans, plus an applicable margin;

  •
  revolving loans denominated in Euros bear interest at a variable rate equal to EURIBOR plus an applicable margin;

  •
  at our option, revolving loans denominated in U.S. dollars and all U.S. dollar swingline loans (which grant us access to up to $20.0 million of our 2006 revolving credit facility in order to cover possible working capital shortfalls) bear interest at the greater of the Prime Rate and the Federal Funds Effective Rate plus one half of one percent; and

  •
  multicurrency swingline loans bear interest at a rate equal to the average rate at which overnight deposits in the currency in which such swingline loan is denominated, and approximately equal in principal amount to such swingline loan, are obtainable by the swingline lender for such swingline loan in the interbank market plus an applicable margin.

The applicable margins for LIBOR and multicurrency revolving loans range from 0.180% to 0.675% per annum, and for multicurrency swingline loans from 0.430% to 0.925% per annum, in each case determined by our credit ratings. In addition, we are required to pay a facility fee of between 7 to 20 basis points based on the aggregate commitments under our 2006 revolving credit facility, and in certain circumstances a utilization fee of 10 basis points.

        The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. We currently are in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2005 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights, and to the former shareholders of Surgi.B related to our acquisition of the rights to GlucaMesh and GlucaTex, and the refinancing of our $350.0 million revolving credit facility, as described above, there have been no material changes to our contractual obligations since December 31, 2005.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings under our 2006 revolving credit facility for:

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

Recent Accounting Pronouncement

        FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below and other factors that we do not currently consider significant or of which we are not aware.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $493.0 million for the six months ended June 30, 2006, representing approximately 32% of our consolidated total revenue for the first six months of 2006. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

  •
  regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medical Products, or EMEA, and other regulatory authorities;

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products;

  •
  the effectiveness of our sales force;

  •
  the extent of coverage, pricing and level of reimbursement from governmental agencies and third party payors; and

  •
  the size of the patient population for each product or service and our ability to identify new patients.

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

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time also attempt to make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenues by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement do not have an adverse impact on us, we may not always be successful in these efforts. For example, in November 2005, CMS announced it intended to implement a change to the billing code for viscosupplement products that would have provided Medicare reimbursement for Synvisc at a rate that was lower than the price healthcare providers were paying for the product. If the CMS billing code change had been implemented, our Synvisc revenues would have been adversely affected because healthcare providers would have been less willing to use Synvisc. Although CMS decided not to implement this change for 2006, a new proposal to alter the billing code for viscosupplement products is under review for 2007. We cannot determine whether there will be similar or different changes to reimbursement codes implemented in the future.

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

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisitions of the Physician Services and Analytical Services business units of IMPATH, Inc., ILEX Oncology, Inc. and Bone Care International, Inc., there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. Any third party we use to manufacture, fill/finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be readily available on a timely basis. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products.

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill/finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill/finish, packaging and distribution operations to third-party contractors. The manufacture of products, fill/finish, packaging and distribution of our products requires successful coordination among these third-party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at a third-party contractor or any other problems with the operations of these third-party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies, including a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme, Schering AG with respect to Campath, and Bioenvision Inc. with respect to Clolar. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

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

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable regulatory agencies in foreign jurisdictions must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials. Similar problems could delay or prevent us from obtaining approvals. Furthermore, regulatory authorities, including the FDA, may not agree with our interpretations of our clinical trial data, which could delay, limit or prevent regulatory approvals.

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

        Our international operations accounted for approximately 45% of our consolidated product and service revenues for the six months ended June 30, 2006. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  fluctuations in currency exchange rates;

  •
  the imposition of governmental controls;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

  •
  import and export license requirements;

  •
  political instability;

  •
  terrorist activities, armed conflict, or outbreak of diseases such as severe acute respiratory syndrome (SARS) or avian influenza;

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

        As of June 30, 2006, we had $1.4 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

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

        At June 30, 2006, we had $700.1 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in equity prices, interest rates and foreign exchange rates. At June 30, 2006, we held various derivative contracts in the form of foreign exchange forward contracts. The derivatives contain no leverage or option features. We also held a number of other financial instruments, including investments in marketable securities, and have issued various debt securities.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in equity prices of each security held at June 30, 2006 to be $4.3 million, as compared to $11.6 million at December 31, 2005. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have readily determinable market value.

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

        We used the following assumptions in preparing the sensitivity analysis for our convertible notes:

  •
  convertible notes that are "in-the-money" at year end are considered equity securities and are excluded;

  •
  convertible notes that are "out-of-the-money" at year end are analyzed by taking into account both fixed income and equity components; and

  •
  notes will mature on the first available date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis point) increase in interest rates to be $3.6 million as of June 30, 2006, as compared to $5.9 million as of December 31, 2005. The decrease is primarily due to decreases in interest rate sensitivity on our fixed income investment portfolio, our $690.0 million in principal of 1.25% convertible notes, and the capital lease for our corporate headquarters in Cambridge, Massachusetts, which has a remaining principal balance of $119.1 million at June 30, 2006.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings.

        As of June 30, 2006, we estimate the potential loss in fair value of our foreign currency contracts that would result from a hypothetical 10% adverse change in exchange rates to be $9.5 million, as compared to $2.9 million as of December 31, 2005.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The SJC has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim, and we anticipate a hearing before the SJC by the end of 2006. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We have filed a motion to dismiss the amended complaint and to oppose the class certification, and are awaiting a decision from the Court. Discovery in this case has been put on hold pending resolution of these motions. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. As of December 31, 2005 and June 30, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision.

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

        We are not able to predict the outcome of the pending legal proceedings listed here, or other legal proceedings, or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, including the Healthcare at Home matter, we have no current accruals for these potential contigencies. We cannot provide you with assurance that the legal proceedings listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not purchase any shares of our common stock during the second quarter of our 2006 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on May 25, 2006. The following represents the results of the voting on proposals submitted to the shareholders for a vote at the annual meeting. Adoption of the proposals set forth below, except for the election of directors and amendment of our charter, required the affirmative vote of the majority of the shares of Genzyme Stock properly cast at the meeting. Each director was elected by a plurality of the votes properly cast at the meeting. Adoption of the charter amendment required the affirmative vote of the majority of all shares of Genzyme Stock outstanding and entitled to vote. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.

  a.
  Proposal to elect three directors for a term of office expiring in 2009:

	Number of Votes
Nominee
	For	Withheld
Henri A. Termeer	218,332,891	7,131,971
	Number of Votes
Nominee
	For	Withheld
Victor J. Dzau, M.D	201,793,079	23,671,783
	Number of Votes
Nominee
	For	Withheld
Senator Connie Mack III	221,282,272	4,182,590

    Each nominee received a plurality of the votes cast, and therefore has been duly elected as a director of Genzyme. The terms of office for Douglas A. Berthiaume, Henry E. Blair, Gail Koziara Boudreaux, Robert J. Carpenter, Charles L. Cooney and Richard F. Syron as directors of Genzyme continued after the annual meeting.

  b.
  Proposal to amend our 2004 Equity Incentive Plan to provide for the grant of restricted stock and restricted stock units and to increase the number of shares of common stock covered by the plan by 7,000,000 shares.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
163,052,568	38,175,655	1,410,734	22,825,844

    The proposal received a majority of the votes cast, and was adopted.*

  c.
  Proposal to amend our 1998 Director Stock Option Plan to increase the number of shares of common stock covered by the plan by 300,000 shares.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
144,728,244	56,496,836	1,413,924	22,825,855

    The proposal received a majority of the votes cast, and was adopted.*

  d.
  Proposal to amend and restate our Restated Articles of Organization to declassify our board so that, beginning in 2007, all directors are elected for one-year terms.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
222,985,672	1,203,495	1,275,680	—

    The proposal received the affirmative vote of the majority of shares outstanding, and therefore has passed.

  e.
  Proposal to ratify the audit committee's selection of PricewaterhouseCoopers, LLP as independent auditors for 2006.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
218,459,819	5,719,359	1,285,678	—

    The proposal received a majority of the votes cast, and was adopted.*

  f.
  Shareholder sponsored proposal that executive severance arrangements be approved by shareholders.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
116,552,688	84,603,422	1,481,939	22,826,810

    The proposal received a majority of the votes cast.*

*
For this purpose, abstentions and broker non-votes are not counted.

ITEM 6. EXHIBITS

  (a)
  Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2006

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
DATE: August 4, 2006

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Organization of Genzyme, as amended. Filed herewith.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed July 1, 2004.
10.1	2004 Equity Incentive Plan, as amended. Filed herewith.
10.2	1998 Director Stock Option, as amended. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 8-K of Genzyme Corporation were filed under Commission File No. 0-14680.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2006 TABLE OF CONTENTS
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
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2006 SIGNATURES
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2006 EXHIBIT INDEX