Form 10-Q
period 2006-09-30
GENZYME CORP
filed 2006-11-03
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

        The number of shares of Genzyme Stock outstanding as of October 31, 2006: 262,855,622

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

  •
  the anticipated drivers for future growth of our products, including Renagel, Myozyme, Hectorol and Thymoglobulin;

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

  •
  our assessment of the outcome, timetables and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

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

  •
  our assessment of the impact of recent accounting pronouncements, including:

  •
  Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 158, regarding accounting for pension and other postretirement plans;

  •
  FAS 157, regarding fair value measurements;

  •
  Securities and Exchange Commission, commonly referred to as the SEC, Staff Accounting Bulletin No., or SAB, 108, regarding consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements; and

    •
    FASB Interpretation No., or FIN, 48 regarding accounting for uncertainty in income taxes;

  •
  sales and marketing plans;

  •
  our planned acquisition of AnorMED Inc., or AnorMED, and the expected timing and payments related to the acquisition;

  •
  expected future payments related to our acquisitions, including milestone and royalty payments to Avigen, Inc., or Avigen, Wyeth and the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B, milestone and contingent payments to Verigen AG, or Verigen, contingent payments to Equal Diagnostics, Inc., or Equal Diagnostics, and employee benefits and leased facilities acquired from Bone Care International, Inc., or Bone Care, and the expected timing of these payments;

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, Inc., or IMPATH; and

  •
  our efforts to reverse the coding decision by the Centers for Medicare and Medicaid Services, or CMS, relating to Synvisc and the future impact of CMS's decision if not reversed.

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

  •
  the availability of reimbursement for our products and services from third party payors, the extent of such coverage and the accuracy of our estimates of the payor mix for our products;

  •
  how Synvisc's customers and competitors react to the decision by CMS, if not reversed;

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

  •
  our ability to successfully integrate the business we acquired from Bone Care;

  •
  our ability to complete the planned acquisition of AnorMED on the anticipated terms and timeline, including receipt of sufficient shares in the tender offer and receipt of clearance from the United States Federal Trade Commission, commonly referred to as the FTC, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

  •
  our ability to successfully integrate the business we will acquire from AnorMED if the acquisition is completed;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price and any further changes in the accounting rules for the calculation of earnings per share;

  •
  the estimates and input variables used in accounting for stock options and the related stock-based compensation expense;

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

NOTE REGARDING INCORPORATION BY REFERENCE

        The SEC allows us to disclose important information to you by referring you to other documents we have filed with them. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

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

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$734,231	$633,605	$2,110,301	$1,796,165
Net service sales	71,153	69,845	210,987	194,494
Research and development revenue	3,190	4,613	11,484	15,492

Total revenues	808,574	708,063	2,332,772	2,006,151

Operating costs and expenses:
Cost of products sold	134,140	110,353	388,609	317,655
Cost of services sold	50,536	42,355	148,350	126,396
Selling, general and administrative	239,700	202,002	743,849	580,226
Research and development	162,293	128,000	483,557	364,471
Amortization of intangibles	50,542	50,847	156,117	132,138
Purchase of in-process research and development	—	12,700	—	22,200
Charge for impaired goodwill	219,245	—	219,245	—

Total operating costs and expenses	856,456	546,257	2,139,727	1,543,086

Operating income (loss)	(47,882)	161,806	193,045	463,065

Other income (expenses):
Equity in income (loss) of equity method investments	4,530	940	10,630	(1,195)
Minority interest	2,545	3,670	7,741	9,221
Gains on investments in equity securities, net	128	214	75,037	5,172
Other	(873)	(1,021)	(1,331)	(828)
Investment income	16,760	8,073	39,401	22,235
Interest expense	(3,772)	(6,749)	(12,245)	(15,023)

Total other income (expenses)	19,318	5,127	119,233	19,582

Income (loss) before income taxes	(28,564)	166,933	312,278	482,647
(Provision for) benefit from income taxes	44,530	(51,279)	(60,841)	(147,804)

Net income	$15,966	$115,654	$251,437	$334,843

Net income per share:
Basic	$0.06	$0.45	$0.96	$1.32

Diluted	$0.06	$0.43	$0.93	$1.26

Weighted average shares outstanding:
Basic	261,541	256,490	260,565	253,499

Diluted	278,271	274,492	277,130	270,823

Comprehensive income, net of tax:
Net income	$15,966	$115,654	$251,437	$334,843

Other comprehensive income (loss):
Foreign currency translation adjustments	7,914	(7,792)	85,647	(106,640)

Gain on affiliate sale of stock, net of tax	—	—	—	996

Other, net of tax	(129)	119	(406)	431

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	7,066	3,236	43,004	(13,179)
Reclassification adjustment for (gains) losses included in net income, net of tax	242	281	(45,490)	(1,451)

Unrealized gains (losses) on securities, net of tax	7,308	3,517	(2,486)	(14,630)

Other comprehensive income (loss)	15,093	(4,156)	82,755	(119,843)

Comprehensive income	$31,059	$111,498	$334,192	$215,000

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$762,887	$291,960
Short-term investments	187,291	193,946
Accounts receivable, net	696,488	608,326
Inventories	355,457	297,652
Prepaid expenses and other current assets	94,274	100,256
Notes receivable—related party	—	2,416
Deferred tax assets	173,016	170,443

Total current assets	2,269,413	1,664,999
Property, plant and equipment, net	1,513,632	1,320,813
Long-term investments	725,421	603,196
Notes receivable—related party	7,349	7,206
Goodwill, net	1,269,705	1,487,567
Other intangible assets, net	1,503,948	1,590,894
Investments in equity securities	71,121	135,930
Other noncurrent assets	64,449	68,260

Total assets	$7,425,038	$6,878,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,410	$96,835
Accrued expenses	432,535	430,032
Income taxes payable	15,856	2,486
Deferred revenue and other income	12,858	15,018
Current portion of long-term debt and capital lease obligations	7,432	5,652

Total current liabilities	552,091	550,023
Long-term debt and capital lease obligations	121,029	125,652
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	4,774	4,663
Deferred tax liabilities	245,558	335,612
Other noncurrent liabilities	26,753	23,048

Total liabilities	1,640,205	1,728,998

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,621	2,593
Additional paid-in capital	4,988,979	4,687,775
Notes receivable from shareholders	(14,903)	(14,445)
Accumulated earnings	580,893	329,456
Accumulated other comprehensive income	227,243	144,488

Total stockholders' equity	5,784,833	5,149,867

Total liabilities and stockholders' equity	$7,425,038	$6,878,865

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$251,437	$334,843
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	246,651	212,676
Stock-based compensation	160,219	—
Provision for bad debts	6,329	7,133
Purchase of in-process research and development	—	22,200
Charge for impaired goodwill	219,245	—
Equity in (income) loss of equity method investments	(10,630)	1,195
Minority interest	(7,741)	(9,221)
Gains on investments in equity securities, net	(75,037)	(5,172)
Deferred income tax benefit	(92,815)	(37,244)
Tax benefit from employee stock-based compensation	20,751	76,180
Excess tax benefits from stock-based compensation	(8,979)	—
Other	(2,511)	4,365
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(77,211)	(78,557)
Inventories	(29,092)	(23,936)
Prepaid expenses and other current assets	(1,519)	(3,874)
Income taxes payable	13,545	38,366
Accounts payable, accrued expenses and deferred revenue	4,290	20,256

Cash flows from operating activities	616,932	559,210

Cash Flows from Investing Activities:
Purchases of investments	(750,855)	(781,512)
Sales and maturities of investments	643,594	821,606
Purchases of equity securities	(6,115)	(6,771)
Proceeds from sales of investments in equity securities	137,806	6,091
Purchases of property, plant and equipment	(236,917)	(131,940)
Distributions from equity method investments	12,000	1,500
Purchases of other intangible assets	(18,209)	—
Acquisitions, net of acquired cash	—	(687,875)
Acquisition of sales and marketing rights	(49,584)	(151,161)
Other	4,662	2,630

Cash flows from investing activities	(263,618)	(927,432)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	112,012	296,210
Excess tax benefits from stock-based compensation	8,979	—
Proceeds from draws on our 2003 revolving credit facility	—	350,000
Payments of debt and capital lease obligations	(3,155)	(452,722)
Bank overdraft	(16,285)	12,689
Minority interest contributions	8,265	9,154
Other	2,610	584

Cash flows from financing activities	112,426	215,915

Effect of exchange rate changes on cash	5,187	(1,965)

Increase (decrease) in cash and cash equivalents	470,927	(154,272)
Cash and cash equivalents at beginning of period	291,960	480,198

Cash and cash equivalents at end of period	$762,887	$325,926

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

        Effective January 1, 2006, we adopted the provisions of:

  •
  FAS 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95," which requires us to recognize stock-based compensation expense in our financial statements for all share-based payment awards made to employees and directors based upon the grant date fair value of those awards; and

  •
  SAB 107, "Share-Based Payment," which provides guidance to public companies related to the adoption of FAS 123R.

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

The modified prospective transition method does not allow for the restatement of prior periods. Accordingly, our results of operations for the three and nine months ended September 30, 2006 and future periods will not be comparable to our results of operations prior to January 1, 2006 because our historical results prior to that date do not reflect the impact of expensing the fair value of share-based payment awards.

        Prior to January 1, 2006, in the pro forma disclosures regarding stock-based compensation included in the notes to our financial statements, we recognized forfeitures of stock options only as they occurred. Effective January 1, 2006, in accordance with the provisions of FAS 123R, we are now required to estimate an expected forfeiture rate for stock options, which is factored into the determination of our monthly stock-based compensation expense. As a result of the adoption of FAS 123R, we recorded pre-tax stock-based compensation expense totaling $44.6 million, net of estimated forfeitures, in our consolidated statements of operations for the three months ended September 30, 2006, and $160.1 million, net of estimated forfeitures, in our consolidated statements of operations for the nine months ended September 30, 2006. Additional information regarding our stock-based compensation is included in Note 3, "Stock-Based Compensation," to our consolidated financial statements included in this report.

        In connection with the adoption of FAS 123R, we were also required to change the classification, in our consolidated statements of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statements of cash flows for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

        FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R.)"    In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." FAS 158 requires us to recognize the overfunded or underfunded status of any pension or other postretirement plans we may have as a net asset or a net liability on our statement of financial position and to recognize changes in that funded status in the year in which the changes occur as an adjustment to other comprehensive income in stockholders' equity. Currently, we have defined benefit pension plans for certain of our foreign subsidiaries but do not have any defined benefit postretirement plans for our U.S. business. Under FAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized for our foreign defined benefit pension plans under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, FAS 158 requires that the measurement date, which is the date at which the benefit obligation and plan assets are measured, be as of our fiscal year end, which is December 31. FAS 158 is effective for our current fiscal year ending December 31, 2006, except for the measurement date provisions, which are effective for us for our fiscal year ending December 31, 2008. Accordingly, we will initially recognize the funded status of our foreign defined benefit pension plans and provide the required disclosures as of December 31, 2006. We are currently evaluating the impact the adoption of FAS 158 will have on our financial position and results of operations. However, had we adopted FAS 158 as of December 31, 2005, we estimate that the after-tax impact would not have been significant. The actual effects of adopting FAS 158 will depend on the funded status of our plans at December 31, 2006, which will depend on several factors, including returns on plan assets in 2006 and discount and exchange rates as of December 31, 2006.

        FAS 157, "Fair Value Measurements."    In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. FAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

        SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."    In September 2006, the SEC staff issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," to address the diversity in practice regarding the quantification of financial statement misstatements under the two methods most commonly used by preparers and auditors—the income statement, or "roll-over," approach, and the balance sheet, or "iron curtain," approach. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement approach which focuses on new misstatements added in the current year, or the balance sheet approach which focuses on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. The SEC staff believes that reliance on only one of these methods, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial statement users. As a result, SAB 108 now requires that companies utilize a dual approach to assessing the quantitative effects of financial misstatements, which includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for our current fiscal year ending December, 31, 2006. Although restatement of prior years' financial statements is permitted, it is not required if we properly applied our previous approach (income statement or balance sheet) and considered all relevant qualitative factors in our assessment of previous errors. In lieu of the restatement, we will be permitted to report the cumulative effect of adopting SAB 108 as an adjustment to the opening balance of assets and liabilities, with an offsetting adjustment to the opening balance of retained earnings as of January 1, 2006, the year of adoption. In addition, we will be required to disclose the nature and amount of each individual error being corrected in the cumulative effect adjustment, when and how each error being corrected arose, and the fact that the errors had previously been considered immaterial. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

        FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."    In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of January 1, 2007. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.

3. Stock-Based Compensation

Equity Plans

        The purpose of our equity plans is to attract, retain and motivate our key employees, consultants and directors. Options granted under these plans can be either incentive stock options (ISO) or nonstatutory stock options (NSO), as specified in the individual plans. Shares issued as a result of stock option exercises are funded through the issuance of new shares as opposed to treasury shares. The following table contains information about our equity plans:

			As of September 30, 2006
Plan Name	Group Eligible	Type of Option Granted	Options Reserved for Issuance	Options Outstanding	Options Available for Grant
2004 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	23,495,759	13,454,844	10,040,915
2001 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	10,377,379	10,263,172	114,207
1997 Equity Incentive Plan(1)	All key employees and consultants, except officers	NSO	12,762,344	12,363,569	398,775
1998 Director Stock Option Plan(2)	Non-employee board members	NSO	970,291	608,931	361,360
Assumed Options(3)			424,794	424,794	—

			48,030,567	37,115,310	10,915,257

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

(3)
Consists of options we assumed through our acquisitions of Biomatrix, Inc., or Biomatrix, GelTex Pharmaceuticals, Inc., or GelTex, Focal, Inc., Novazyme Pharmaceuticals, Inc. and ILEX Oncology, Inc., or ILEX Oncology.

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

Excluding our directors who are not employees, when an employee at or over the age of 60 with at least five years of service retires, the employees' options automatically become fully vested and will expire three years after the employee's retirement date or on the original expiration date set at the time the options were granted, whichever is earlier. Upon termination of employment, unvested options are cancelled and any unexercised vested options will expire three months after the employee's termination date. We recognize stock-based compensation expense for each grant on a straight-line basis over the employee's or director's requisite service period, generally the vesting period of the award. Additionally, stock-based compensation expense related to stock options includes an estimate for pre-vesting forfeitures. Effective January 1, 2006, in connection with our adoption of FAS 123R, we now recognize stock-based compensation expense immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For stock-based compensation expense recognition purposes only, grants to retirement eligible employees prior to January 1, 2006 are not subject to accelerated vesting and continue to vest over the nominal vesting period.

ESPP

        Our 1999 ESPP allows employees to purchase our stock at a discount. Under this plan, the purchase price per share of Genzyme Stock is 85% of the lower of the fair market value of Genzyme Stock at the beginning of an enrollment period or on the purchase date. Employees working at least 20 hours per week may elect to participate in our ESPP during specified open enrollment periods, which occur twice each year shortly before the start of each new enrollment period. New enrollment periods begin on the first trading day of January and July and each enrollment period lasts two years. Employee contributions for each enrollment period are automatically used to purchase stock on behalf of each participating employee on eight pre-determined purchase dates during the two-year enrollment period, which occur once every three months, in January, April, July and October. We place limitations on the total number of shares of stock that employees can purchase under the plan in a given year. As of September 30, 2006, 5,829,391 shares of Genzyme Stock were authorized for purchase under the plan, of which 1,019,221 remain available.

Adoption of FAS 123R

        As a result of adopting FAS 123R, for the three months ended September 30, 2006, we recorded pre-tax stock-based compensation expense, net of estimated forfeitures, which were allocated based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Pre-tax stock-based compensation expense, net of estimated forfeitures (1):
Cost of products and services sold (2)	$(5,663)	$(12,893)
Selling, general and administrative	(24,421)	(96,560)
Research and development	(14,556)	(50,682)

Total	(44,640)	(160,135)
Less: tax benefit of stock options	14,312	52,237

Stock-based compensation expense, net of tax	$(30,328)	$(107,898)

Per basic share:	$(0.12)	$(0.41)

Per diluted share:	$(0.11)	$(0.39)

(1)
In addition, we capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense capitalized to inventory	$3,377	$11,640

(2)
We amortize stock-based compensation expense capitalized to inventory based on inventory turns. For the three and nine months ended September 30, 2006, pre-tax stock-based compensation expense, net of estimated forfeitures, charged to cost of products and services sold includes the amortization of $2.7 million of pre-tax stock-based compensation expense previously capitalized to inventory in the first quarter of 2006.

        At September 30, 2006, there was $303.5 million of pre-tax compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.6 years.

Pro Forma Information for the Period Prior to Adoption of FAS 123R

        Prior to the adoption of FAS 123R, we accounted for stock options granted to employees in accordance with APB 25 and provided the disclosures required under FAS 123 only in the notes to our financial statements. As a result, no stock-based compensation expense was reflected in our net income for the three and nine months ended September 30, 2005 related to our ESPP or stock options, since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table sets forth our historical disclosure of our pro forma net income and net income per share data for the three and nine months ended September 30, 2005, as if compensation expense for our stock-based compensation plans was determined in accordance with FAS 123 based on the individual grant date fair value of the awards (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$115,654	$334,843
Add: employee stock-based compensation included in as reported, net of tax	28	28
Deduct: pro forma employee stock-based compensation expense, net of tax(1)	(23,704)	(89,296)

Pro forma(1)	$91,978	$245,575

Net income per share:
Basic:
As reported	$0.45	$1.32

Pro forma(1)	$0.36	$0.97

Diluted:
As reported	$0.43	$1.26

Pro forma(1)	$0.34	$0.93

(1)
Under FAS 123, we did not capitalize any stock-based compensation to inventory.

Valuation Assumptions for Stock Option Plans and ESPP

        The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5%	4%	5%	4%
Dividend yield	0%	0%	0%	0%
Expected option life (in years)	4	5	4	5
Volatility-stock options	35%	48%	42%	50%
Volatility-ESPP	27%	27%	27%	28%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life. We used historical data on exercises of our stock options and other factors to estimate the expected option life (in years), or term, of the share-based payments granted. We determined the volatility rate for our stock options based on the expected term of the equity award granted. We determine separate volatility rates for each enrollment under our ESPP based on the period from the commencement date of each enrollment to each applicable purchase date. Stock option expense in future periods will be based upon the Black-Scholes values determined at the date of each grant or the date of each purchase under our ESPP.

Stock Option Plan Activity

        The following table contains information regarding stock option plan activity for the nine months ended September 30, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	32,345,317	$47.71
Granted	7,704,536	59.07
Exercised	(2,199,079)	38.32
Forfeited and cancelled	(735,464)	63.24

Outstanding at September 30, 2006	37,115,310	$50.32	7.05	$678.5 million

Exercisable at September 30, 2006	22,460,499	$46.22	6.00	$515.8 million

        The following table contains information regarding the pre-tax intrinsic value of our stock options, the estimated fair value of shares vested and the weighted average grant date fair value per share of stock options granted under our stock option plans during the three and nine months ended September 30, 2006 and 2005 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pre-tax intrinsic value of options exercised	$26,108	$93,561	$62,474	$230,165
Estimated fair value of shares vested	$45,751	$41,526	$471,322	$430,324
Weighted average grant date fair value per share of stock options granted under our stock option plans	$23.09	$32.53	$25.07	$29.67

        For the nine months ended September 30, 2006, we:

  •
  received a total of $112.0 million of cash proceeds and recognized $20.8 million of actual tax benefits from the issuance of stock under our stock option plans and ESPP; and

  •
  classified $9.0 million of excess tax benefits from stock-based compensation as a financing cash inflow in our statement of cash flows.

ESPP Activity

        The following table shows our ESPP activity for the nine months ended September 30, 2006:

Shares Issued	Shares Under ESPP
Available for purchase as of December 31, 2005	1,712,481
Shares purchased by employees	(693,260)

Available for purchase as of September 30, 2006	1,019,221

4. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income—basic	$15,966	$115,654	$251,437	$334,843
Effect of dilutive securities:
Interest expense and debt fees, net of tax, related to our 1.25% convertible senior notes	1,874	1,874	5,622	5,622

Net income—diluted	$17,840	$117,528	$257,059	$340,465

Shares used in computing net income per common share—basic	261,541	256,490	260,565	253,499

Effect of dilutive securities:
Shares issuable for the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options(1)	7,033	8,304	6,868	7,627
Warrants and stock purchase rights	11	12	11	11

Dilutive potential common shares	16,730	18,002	16,565	17,324

Shares used in computing net income per common share—diluted(1)	278,271	274,492	277,130	270,823

Net income per share:
Basic	$0.06	$0.45	$0.96	$1.32

Diluted	$0.06	$0.43	$0.93	$1.26

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share for all periods presented because the effect of these securities would have been anti-dilutive (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares of Genzyme Stock issuable upon exercise of outstanding options	14,278	8,396	11,199	7,104

5. Mergers and Acquisitions

Pending Acquisition of AnorMED

        On October 17, 2006, we entered into a support agreement with AnorMED, a chemistry-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the areas of hematology, oncology and HIV. Under the support agreement, AnorMED agreed, among other things, to recommend that its shareholders accept our cash tender offer to acquire all of the outstanding shares of AnorMED for $13.50 per share, or an aggregate purchase price of approximately $580 million. The closing of our tender offer is subject to the applicable waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The waiting period is expected to expire at 11:59 p.m. New York, New York, time on November 6, 2006, but could be extended if we receive a request from the FTC for additional information. If the waiting period expires as scheduled, our tender offer will expire at 8:00 a.m. Vancouver, British Columbia time on November 7, 2006.

Acquisition of Surgi.B

        In March 2006, through a series of transactions we acquired Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an aggregate up-front cash payment of $5.5 million. We allocated the entire purchase price to license fees, a component of other intangible assets on our consolidated balance sheet, based on their estimated fair values as of March 30, 2006, the date of acquisition. In addition, we are obligated to make certain contingent milestone payments totaling up to approximately $6 million and contingent royalty payments based on future sales of GlucaMesh and GlucaTex. Currently, GlucaMesh is sold only in France.

Acquisition of Gene Therapy Assets from Avigen

        In connection with our December 2005 acquisition of certain gene therapy assets from Avigen, we acquired IPR&D related to Avigen's Parkinson's disease program. As of the date this transaction closed, this program had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in December 2005, $7.0 million, representing the portion of the $12.0 million up-front payment to Avigen we attributed to the Parkinson's disease program. In addition, we may be obligated to make up to approximately $38 million of milestone payments based on the development and approval of, and royalty payments based on the sale of, products developed between now and 2020 that rely on the intellectual property we purchased from Avigen.

        As of September 30, 2006, we estimated that it will take approximately ten years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

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

        The allocation of the purchase price was corrected in June 2006 to create a $3.6 million reserve for returns of inventory sold by Bone Care prior to the date of acquisition, and to record adjustments totaling $2.5 million to revise the estimated liabilities related to exit activities and deferred taxes.

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

	Employee Related Benefits	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$10,759	$382	$11,141
Revision of estimate	80	—	80
Payments in 2005	(9,099)	—	(9,099)

Balance at December 31, 2005	1,740	382	2,122
Revision of estimate	(72)	(382)	(454)
Payments in 2006	(1,627)	—	(1,627)

Balance at September 30, 2006	$41	$—	$41

        We expect to pay employee related benefits to certain former employees of Bone Care through the end of 2006.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid initial payments totaling $121.0 million in cash to Wyeth and otherwise incurred $0.3 million of acquisition costs. We have also accrued contingent royalty payments to Wyeth totaling $103.5 million, of which

$94.5 million had been paid as of September 30, 2006. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2006 include a total of $224.8 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        In April 2006, we entered into an agreement with Wyeth to reacquire the sales and marketing rights to Synvisc in Turkey and made an initial payment of $6.0 million in cash to Wyeth, which is included in distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2006. We will make an additional $1.0 million payment on the earlier of December 31, 2007 or the date the registration required by the Turkish Ministry of Health for the promotion, marketing, distribution and sale of Synvisc in Turkey is transferred from Wyeth to us. In addition, we are obligated to make certain contingent milestone payments to Wyeth totaling up to $1.5 million between now and December 31, 2007, and a series of additional contingent royalty payments to Wyeth, both based on the volume of Synvisc sales in Turkey. These contingent royalty payments could extend out to December 31, 2007, or could total a maximum of $3.0 million, whichever comes first.

        We determined that the contingent royalty and milestone payments to Wyeth represent contingent purchase price. Accordingly, as contingent royalty and milestone payments are accrued in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We calculate amortization expense for these intangible assets based on an economic use model, taking into account our forecasted future sales of Synvisc and the resulting estimated future contingent royalty and milestone payments we will be required to make to Wyeth. We periodically update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent royalty and milestone payments.

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

        As of September 30, 2006, we estimated that it will take approximately three to five years and an investment of approximately $109 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $60 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and pediatric acute leukemia indications. We estimated that it will take approximately five to eight years and an investment of approximately $46 million to complete the development of, obtain approval for and commercialize tasidotin.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and accordingly, included the results of operations related to the acquired business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004. We are pursuing resolution of a dispute with IMPATH related to the amount of the purchase price adjustment permitted under the asset purchase agreement. Each side contends that it is entitled to a purchase price adjustment in its favor based on calculations of the working capital of the acquired business units as of the closing date. In July 2006, we agreed with IMPATH to appoint an independent third party to act as arbitrator for the dispute. Arbitration proceedings are currently ongoing.

6. Inventories

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Raw materials	$94,867	$76,466
Work-in-process	104,937	90,629
Finished goods	155,653	130,557

Total	$355,457	$297,652

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at September 30, 2006 do not include any inventory for products that have not yet been approved for sale.

7. Goodwill and Other Intangible Assets

Goodwill

        The following table contains the change in our goodwill during the nine months ended September 30, 2006 (amounts in thousands):

	As of December 31, 2005	Adjustments	Impairment	As of September 30, 2006
Renal(1)	$304,492	$1,097	$—	$305,589
Therapeutics	354,709	—	—	354,709
Transplant	128,511	—	—	128,511
Biosurgery	7,585	—	—	7,585
Diagnostics/Genetics(2,3)	245,342	286	(219,245)	26,383
Other	446,928	—	—	446,928

Total	$1,487,567	$1,383	$(219,245)	$1,269,705

(1)
The adjustments to goodwill for Renal include a correction to the purchase accounting for the acquisition of Bone Care. We recorded $1.1 million of adjustments to the Bone Care goodwill in June 2006, primarily due to the creation of a $3.6 million reserve for returns of inventory sold by Bone Care prior to the date of acquisition, offset by $2.5 million of revisions to the estimates of liabilities related to exit activities and deferred taxes.

(2)
The adjustments to goodwill primarily include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

(3)
Impairment for Diagnostics/Genetics represents the write off of the goodwill assigned to our Genetics reporting unit in accordance with FAS 142, "Goodwill and Other Intangible Assets."

        We are required to perform impairment tests related to our goodwill under FAS 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We completed the required annual impairment tests for our $1.5 billion of net goodwill in the third quarter of 2006 and determined that the $219.2 million of goodwill assigned to our Genetics reporting unit was potentially impaired. Such goodwill was derived as a result of our acquisitions of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in April 2004, Genetrix, Inc. in February 1996 and the minority share of IG Laboratories, Inc. in October 1995.

        We determined the fair value of the net assets of our Genetics reporting unit by discounting, to present value, its estimated future cash flows. Due to the reduction of reimbursement rates for certain test offerings and increased infrastructure costs, the discounted future cash flows of our Genetics reporting unit were negatively impacted causing the fair value of its net assets of our Genetics reporting unit to be lower than the carrying value. As a result, in accordance with the requirements of FAS 142, the goodwill assigned to our Genetics reporting unit was fully impaired and we recorded a pre-tax impairment charge of $219.2 million and $69.8 million of related tax benefits in September 2006. No additional impairment charges were required for the remaining $1.3 billion of goodwill related to our other reporting units.

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,505,140	$(395,335)	$1,109,805	$1,503,963	$(307,503)	$1,196,460
Patents(1)	194,560	(82,726)	111,834	183,360	(71,393)	111,967
Trademarks	60,227	(30,103)	30,124	60,227	(26,080)	34,147
License fees(2)	51,750	(19,709)	32,041	44,777	(16,206)	28,571
Distribution rights(3)	245,251	(74,197)	171,054	195,299	(43,108)	152,191
Customer lists(4)	90,782	(42,710)	48,072	108,083	(41,861)	66,222
Other	2,080	(1,062)	1,018	2,078	(742)	1,336

Total	$2,149,790	$(645,842)	$1,503,948	$2,097,787	$(506,893)	$1,590,894

(1)
Includes an additional $11.2 million of intangible assets resulting from obtaining an exclusive license to a Hectorol-related patent from Wisconsin Alumni Research Foundation in June 2006, which provides us with effective control of the patent.

(2)
Includes an additional $6.5 million of intangible assets resulting from our acquisition of all of the rights to GlucaMesh and GlucaTex products used in the surgical repair of hernias from the former shareholders of Surgi.B in March 2006.

(3)
Includes an additional $43.9 million of intangible assets resulting from additional payments made or accrued in the first nine months of 2006 in connection with the reacquisition of the Synvisc sales and marketing rights in certain countries from Wyeth in January 2005 and $6.0 million of intangible assets resulting from the subsequent reacquisition of the sales and marketing rights to Synvisc in Turkey from Wyeth in April 2006.

(4)
Reflects the write off of $17.3 million of fully amortized customer lists related to our acquisition of SangStat in September 2003, during the first quarter of 2006.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $50.5 million for the three months ended September 30, 2006;

  •
  $50.8 million for the three months ended September 30, 2005;

  •
  $156.1 million for the nine months ended September 30, 2006; and

  •
  $132.1 million for the nine months ended September 30, 2005.

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2006, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense(1,2)
2006 (remaining three months)	$51,877
2007	202,402
2008	203,973
2009	214,634
2010	225,452
Thereafter	800,908

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

8. Investments in Equity Securities

        We recorded the following gains on investments in equity securities, net of charges for impaired investments, during the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross gains on investments:
Cambridge Antibody Technology Group plc (CAT)	$—	$—	$69,359	$—
ProQuest Investments II, L.P. (ProQuest)	—	—	1,404	151
BioMarin Pharmaceutical Inc. (BioMarin)	—	—	6,417	—
Theravance, Inc. (Theravance)	—	—	—	4,510
Other	128	214	750	511

Total	128	214	77,930	5,172
Less: charges for impaired investments	—	—	(2,893)	—

Gains on investments in equity securities, net	$128	$214	$75,037	$5,172

Gross Gains on Investments

        In May 2006, we recorded a $7.0 million gain on the sale of a portion of our investment in CAT. In June 2006, in connection with the acquisition of CAT by AstraZeneca plc, or AstraZeneca, we recorded a $62.4 million gain on the tender of our remaining investment in CAT, which became unconditional on June 21, 2006.

        In March 2006, we recorded a $1.4 million gain related to distributions of net cash proceeds we received in connection with our limited partnership interest in ProQuest. In March and June 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

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

Charges for Impaired Investments

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        In June 2006, we recorded a $2.2 million impairment charge in connection with our investment in ViaCell, Inc., or ViaCell, and a $0.7 million impairment charge in connection with our investment in Cortical Pty, Ltd., or Cortical, because we considered the decline in value of these investments to be other than temporary. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although clinical testing has resumed, the market value of ViaCell's common stock has continued to remain below our cost and had been below our cost for the eleven months prior to June 30, 2006. Given the significance and duration of the decline in market value of our investments in ViaCell and Cortical, as of June 30, 2006, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

Unrealized Gains (Losses)

        At September 30, 2006, our stockholders' equity includes $23.0 million of unrealized gains and $0.2 million of unrealized losses related to our strategic investments in equity securities.

9. Agreements with and Note Receivable from Dyax Corporation

  Agreements with Dyax Corporation

        Under the terms of our existing collaboration agreement with Dyax Corporation, or Dyax, for DX-88, expenses incurred by Dyax under its agreement with Avecia Limited, or Avecia, for the manufacture and validation of DX-88 active pharmaceutical ingredient, or DX-88 API, would have been treated as program costs of Dyax-Genzyme LLC, our joint venture with Dyax for the development of DX-88 for hereditary angioedema, and shared equally by us and Dyax. In the third quarter of 2006, we entered into an agreement with Dyax and Dyax-Genzyme LLC under which we agreed that Dyax will assume full responsibility for the first $14.5 million of manufacturing costs incurred under its agreement with Avecia and own the resulting DX-88 API. Costs incurred thereafter under that agreement will be considered program costs of Dyax-Genzyme LLC and will be shared equally by us and Dyax. Dyax-Genzyme LLC will be required to purchase DX-88 API from Dyax following receipt of marketing approval for DX-88 in the United States or the European Union at Dyax's cost plus an applicable margin.

  Note Receivable from Dyax

        In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and replace the original collateral on the note with a letter of credit from a major bank for $7.0 million plus 90 days of interest at the Prime Rate plus 2%. As of September 30, 2006, $7.3 million of principal and accrued interest receivable remains due to us from Dyax under this note, which we have recorded as a note receivable-related party in our consolidated balance sheet as of that date.

10. Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was:

  •
  $5.0 million for the three months ended September 30, 2006, as compared to $2.5 million for the same period of 2005; and

  •
  $13.0 million for the nine months ended September 30, 2006, as compared to $4.2 million for the same period of 2005.

During the nine months ended September 30, 2006, we received $12.0 million of cash distributions from BioMarin/Genzyme LLC.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$25,029	$20,122	$69,891	$55,201
Gross margin	$18,883	$13,794	$51,674	$37,165
Operating expenses	$(9,110)	$(8,912)	$(26,209)	$(29,110)
Net income	$9,959	$4,966	$25,953	$8,270

11. Revolving Credit Facility

        In December 2003, we entered into a three-year $350.0 million revolving credit facility with Bank of America, N.A., successor-by-merger to Fleet National Bank, as administrative agent and a syndicate of lenders, maturing in December 2006, which we refer to as our 2003 revolving credit facility. On July 14, 2006, we terminated our 2003 revolving credit facility and replaced it with a new five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The proceeds of loans under our 2006 revolving credit facility can be used to finance working capital needs and for general corporate purposes. Our 2006 revolving credit facility may be increased at any time by up to an additional $350.0 million in the aggregate, as long as no default or event of default has occurred or is continuing and certain other customary conditions are satisfied. Borrowings under our 2006 revolving credit facility will bear interest as follows:

  •
  revolving loans denominated in U.S. dollars or a foreign currency (other than Euros) bear interest at a variable rate equal to LIBOR for loans in U.S. dollars and a comparable index rate for foreign currency loans, plus an applicable margin;

  •
  revolving loans denominated in Euros bear interest at a variable rate equal to the EURIBOR Rate plus an applicable margin;

  •
  at our option, U.S. dollar swingline loans (demand loans requiring only one day of advance notice, which grant us access to up to $20.0 million of our 2006 revolving credit facility in order to cover possible working capital shortfalls) bear interest at the greater of the Prime Rate and the Federal Funds Effective Rate plus one half of one percent; and

  •
  multicurrency swingline loans bear interest at a rate equal to the average rate at which overnight deposits in the currency in which such swingline loan is denominated, and approximately equal in principal amount to such swingline loan, are obtainable by the swingline lender for such swingline loan in the interbank market plus an applicable margin.

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

        The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2006 we were in compliance with these covenants.

        As of September 30, 2006, no amounts were outstanding under our 2006 revolving credit facility.

12. Other Commitments and Contingencies

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. Briefing has occurred and we anticipate oral arguments will be made before the SJC by the end of 2006. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We filed a motion to dismiss the amended complaint and to oppose the class certification. The Court denied our motion to dismiss the amended complaint and certified this case as a class action on behalf of all shareholders who held Biosurgery Stock on May 8, 2003. We have filed a petition asking the United States Court of Appeals for the Second Circuit to review the class certification decision. Discovery in this action is currently ongoing. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. As of December 31, 2005 and September 30, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in 2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited has decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited's former distributor, Healthcare at Home. Genzyme Limited and Healthcare at Home are in negotiations to arrive at a mutually agreed upon settlement of this damage claim. We do not expect that settlement of this damage claim will have a material impact on our financial condition or results of operations.

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

13. (Provision for) Benefit from Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
(Provision for) benefit from income taxes	$44,530	$(51,279)	$(60,841)	$(147,804)
Effective tax rate	(156)%	31%	19%	31%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three and nine months ended September 30, 2006, was also impacted by:

  •
  non-deductible stock option expense;

  •
  a charge for impaired goodwill of $219.2 million recorded in September 2006, of which $29.5 million was not deductible for tax purposes; and

  •
  a $31.7 million net tax benefit recorded in September 2006 related primarily to the settlement of the 1996 to 1999 U.S. audits and certain foreign audits.

        Our effective tax rate for the three months ended September 30, 2005 was impacted by a $12.7 million non-deductible charge for IPR&D recorded in the third quarter of 2005 in connection with our acquisition of Bone Care. Our effective tax rate for the nine months ended September 30, 2005 was impacted by $22.2 million of non-deductible charges for IPR&D, of which $9.5 million was recorded in the first quarter of 2005 in connection with our acquisition of Verigen and $12.7 million was recorded in the third quarter of 2005 related to our acquisition of Bone Care.

        We are currently under IRS audits for tax years 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations.

14. Defined Benefit Pension Plans

        We have defined benefit pension plans for certain employees in countries outside the U.S. These plans are funded in accordance with the requirements of the appropriate regulatory bodies governing each plan.

        The components of net pension expense for the three and nine months ended September 30, 2006 and 2005 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1,108	$740	$3,216	$2,265
Interest cost	862	684	2,505	2,096
Expected return on plan assets	(1,051)	(792)	(3,049)	(2,424)
Amortization and deferral of actuarial loss	290	208	842	636

Net pension expense	$1,209	$840	$3,514	$2,573

        For the nine months ended September 30, 2006, we contributed $2.3 million to our pension plan in the United Kingdom. We anticipate making approximately $0.8 million of additional contributions to this plan in 2006 to satisfy our annual funding obligation.

15. Segment Information

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

        We have provided information concerning the operations in these reporting segments in the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Renal(1)	$160,204	$121,007	$446,774	$321,257
Therapeutics(1)	388,267	337,811	1,107,262	985,456
Transplant	39,241	34,124	114,719	100,320
Biosurgery(1)	93,449	92,802	286,386	260,135
Diagnostics/Genetics(1)	89,313	84,670	263,316	240,560
Other(1)	38,090	37,160	114,211	96,953
Corporate(1)	10	489	104	1,470

Total	$808,574	$708,063	$2,332,772	$2,006,151

Income (loss) before income taxes:
Renal(1)	$52,243	$12,392	$126,313	$79,645
Therapeutics(1)	259,137	219,352	741,124	630,847
Transplant	4,809	3,332	15,160	(1,330)
Biosurgery(1)	10,773	15,784	28,021	25,281
Diagnostics/Genetics(1,2)	(219,187)	3,403	(218,829)	3,781
Other(1)	(12,864)	(12,312)	(41,419)	(36,985)
Corporate(1,3,4)	(123,475)	(75,018)	(338,092)	(218,592)

Total	$(28,564)	$166,933	$312,278	$482,647

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition. Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed since January 1, 2005 are:

Acquisition	Date(s) Acquired	Business Segment(s)	IPR&D Charge
Hernia repair assets of Surgi.B	March 29, 2006	Biosurgery	None
Gene therapy assets of Avigen	December 19, 2005	Therapeutics	$7.0 million
Manufacturing operation of Cell Genesys	November 22, 2005	Therapeutics	None
Equal Diagnostics	July 15, 2005	Diagnostics/Genetics	None
Bone Care	July 1, 2005	Renal/Corporate	$12.7 million
Verigen	February 8, 2005	Biosurgery/Corporate	$9.5 million
Synvisc sales and marketing rights from Wyeth	January 6, 2005/April 25, 2006	Biosurgery	None

(2)
Includes a charge for impaired goodwill of $219.2 million in September 2006 to write off the goodwill related to our Genetics reporting unit.

(3)
Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, as well as gains on investments in equity securities, net, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

(4)
Effective January 1, 2006, we adopted the provisions of FAS 123R using the modified prospective transition method and, therefore, have not restated our prior period results to reflect the impact of adopting this standard. Accordingly, for the three months ended September 30, 2006, we recorded pre-tax stock-based compensation expense of $44.6 million, net of estimated forfeitures, and for the nine months ended September 30, 2006, we recorded pre-tax stock-based compensation expense of $160.1 million, net of estimated forfeitures, in our results of operations, all of which is reported under the caption "Corporate."

Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2006	December 31, 2005
Segment Assets(1):
Renal	$1,367,963	$1,344,117
Therapeutics	1,022,433	972,504
Transplant	374,386	369,366
Biosurgery	476,843	456,634
Diagnostics/Genetics(2)	254,844	474,751
Other	721,782	728,773
Corporate(3)	3,206,787	2,532,720

Total	$7,425,038	$6,878,865

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
As of September 30, 2006, reflects the write-off of the $219.2 million of goodwill related to our Genetics reporting unit in accordance with FAS 142.

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short-and long-term investments, deferred tax assets, net property, plant and equipment and investments in equity securities.

        Segment assets for Corporate consist of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
Cash, cash equivalents, short- and long-term investments	$1,675,599	$1,089,102
Deferred tax assets—current	173,016	170,443
Property, plant & equipment, net	980,072	826,221
Investment in equity securities	71,121	135,930
Other	306,979	311,024

Total	$3,206,787	$2,532,720

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel and MACI; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes raw materials and in vitro diagnostic products, and provides testing services for the oncology, prenatal and reproductive markets.

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

MERGERS AND ACQUISITIONS

Pending Acquisition of AnorMED

        On October 17, 2006, we entered into a support agreement with AnorMED, a chemistry-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the areas of hematology, oncology and HIV. Under the support agreement, AnorMED agreed, among other things, to recommend that its shareholders accept our cash tender offer to acquire all of the outstanding shares of AnorMED for $13.50 per share, or an aggregate purchase price of approximately $580 million. The closing of our tender offer is subject to the applicable waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The waiting period is expected to expire at 11:59 p.m. New York, New York time on November 6, 2006, but could be extended if we receive a request from the FTC for additional information. If the waiting period expires as scheduled, our tender offer will expire at 8:00 a.m. Vancouver, British Columbia time on November 7, 2006.

Acquisition of Surgi.B

        In March 2006, through a series of transactions we acquired Surgi.B, a privately-held company based in Beauzelle, France, which owned the exclusive rights to manufacture and sell GlucaMesh and GlucaTex, two beta glucan-coated mesh products for use in the surgical repair of inguinal hernias, for an aggregate up-front cash payment of $5.5 million. We allocated the entire purchase price to license fees, a component of other intangible assets on our consolidated balance sheet, based on their estimated fair values as of March 30, 2006, the date of acquisition. In addition, we are obligated to make certain contingent milestone payments totaling up to approximately $6 million and contingent royalty payments based on future sales of GlucaMesh and GlucaTex. Currently, GlucaMesh is sold only in France.

Acquisition of Gene Therapy Assets from Avigen

        In December 2005, we acquired certain gene therapy assets from Avigen, a publicly-traded, biopharmaceutical company based in Alameda, California with a focus on unique small molecule therapeutics and biologics to treat serious neurological disorders, in exchange for an up-front cash payment of $12.0 million. We allocated the purchase price to the intangible assets acquired based on their estimated fair values as of December 19, 2005, the date of acquisition. We allocated $5.0 million of the up-front cash payment to technology in other intangible assets on our consolidated balance sheet and recorded a charge of $7.0 million to IPR&D. In addition, we may be obligated to make up to approximately $38 million of milestone payments based on the development and approval of, and royalty payments based on the sale of, products developed between now and 2020 that rely on the intellectual property we purchased from Avigen.

Acquisition of Manufacturing Operation from Cell Genesys

        In November 2005, we acquired the San Diego, California manufacturing operation of Cell Genesys, a company focused on the development and commercialization of novel biological therapies for patients with cancer, for $3.2 million in cash which was allocated to property, plant and equipment on our consolidated balance sheet. We included the acquired manufacturing operations in our consolidated statements of operations as of November 22, 2005, the date of acquisition.

Acquisition of Equal Diagnostics

        In July 2005, we acquired Equal Diagnostics, a privately-held diagnostics company based in Exton, Pennsylvania, that formerly served as a distributor for our clinical chemistry reagents. We paid $5.0 million in initial cash payments and issued promissory notes to the three former shareholders of

Equal Diagnostics totaling $10.0 million in principal and interest. These notes bear interest at 3.86% and are payable over eight years in equal annual installments commencing on March 31, 2007. In addition to these guaranteed payments, we may be obligated to make additional cash payments of up to an aggregate of approximately $8 million during the period commencing March 31, 2007 and ending March 31, 2014 based upon the gross margin of the acquired business, as defined in the purchase agreement. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 15, 2005, the date of acquisition.

Acquisition of Bone Care

        In July 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of $712.3 million in cash. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with chronic kidney disease, or CKD, which we have added to our Renal business. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

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

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $5.7 million resulting in negative goodwill. Pursuant to FAS 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. As contingent payments come due, we will apply the payments against the contingent liability. Contingent payments in excess of $5.7 million, if any, will be recorded as goodwill. As of September 30, 2006, we have paid $1.2 million of contingent payments, and the remaining contingent liability is $4.5 million.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid initial payments totaling $121.0 million in cash to Wyeth and otherwise incurred $0.3 million of acquisition costs. We have also accrued contingent royalty payments to Wyeth totaling $103.5 million, of which $94.5 million had been paid as of September 30, 2006. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2006 include a total of $224.8 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        In April 2006, we entered into an agreement with Wyeth to reacquire the sales and marketing rights to Synvisc in Turkey and made an initial payment of $6.0 million in cash to Wyeth, which is included in distribution rights (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2006. We will make an additional $1.0 million payment on the earlier of December 31, 2007 or the date the registration required by the Turkish Ministry of Health for the promotion, marketing, distribution and sale of Synvisc in Turkey is transferred from Wyeth to us. In addition, we are obligated to make certain contingent milestone payments to Wyeth totaling up to $1.5 million between now and December 31, 2007, and a series of additional contingent royalty payments to Wyeth, both based on the volume of Synvisc sales in Turkey. These contingent royalty payments could extend out to December 31, 2007, or could total a maximum of $3.0 million, whichever comes first.

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

Accounting for Stock-Based Compensation

        We estimate the fair value of each stock option grant using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The key assumptions in the Black-Scholes model are the risk-free interest rate, the dividend yield, the expected option life (in years) and the expected volatility of the price of Genzyme Stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life. We use historical data on exercises of our stock options and other factors to estimate the expected option life (in years), or term, of the share-based payments granted. We estimate the expected volatility rate for our stock options based on the expected term of the equity award granted. We determine separate volatility rates for each enrollment under our ESPP based on the period from the commencement date of each enrollment to each applicable purchase date. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all share-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to stock-based compensation expense may be required in future periods.

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Product revenue	$734,231	$633,605	16%	$2,110,301	$1,796,165	17%
Service revenue	71,153	69,845	2%	210,987	194,494	8%

Total product and service revenue	805,384	703,450	14%	2,321,288	1,990,659	17%
Research and development revenue	3,190	4,613	(31)%	11,484	15,492	(26)%

Total revenues	$808,574	$708,063	14%	$2,332,772	$2,006,151	16%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis, bulk sevelamer and Hectorol for the treatment of secondary hyperparathyroidism in patients on dialysis and those with CKD;

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

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$134,722	$106,869	26%	$379,976	$307,119	24%
Hectorol	25,482	14,138	80%	66,798	14,138	372%

Total Renal	160,204	121,007	32%	446,774	321,257	39%

Therapeutics:
Cerezyme	252,227	238,329	6%	745,225	700,233	6%
Fabrazyme	93,170	79,076	18%	262,714	223,526	18%
Thyrogen	22,396	18,503	21%	69,112	56,917	21%
Other Therapeutics	20,474	1,903	976%	29,211	3,991	632%

Total Therapeutics	388,267	337,811	15%	1,106,262	984,667	12%

Transplant:
Thymoglobulin/Lymphoglobuline	37,619	32,434	16%	110,291	93,231	18%
Other Transplant	1,622	1,677	(3)%	4,428	7,059	(37)%

Total Transplant	39,241	34,111	15%	114,719	100,290	14%

Biosurgery:
Synvisc	55,929	57,747	(3)%	172,782	160,541	8%
Sepra products	21,054	17,025	24%	62,430	50,776	23%
Other Biosurgery	7,067	7,647	(8)%	21,277	20,860	2%

Total Biosurgery	84,050	82,419	2%	256,489	232,177	10%

Diagnostics/Genetics:
Diagnostic Products	27,953	25,302	10%	83,463	74,289	12%

Other product revenue	34,516	32,955	5%	102,594	83,485	23%

Total product revenues	$734,231	$633,605	16%	$2,110,301	$1,796,165	17%

Renal

        Sales of Renagel, including sales of bulk sevelamer, increased 26% to $134.7 million for the three months ended September 30, 2006, as compared to the same period of 2005, primarily due to a $25.8 million increase in sales related to increased customer volume, of which $20.3 million is primarily attributable to increased end-user demand in the United States and Europe, and $5.5 million is attributable to a 9.5% price increase for Renagel, which became effective in December 2005. The 5% increase in the Euro against the U.S. dollar for the three months ended September 30, 2006, as compared to the same period of 2005, did not have a significant impact on Renagel revenue. Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for the three months ended September 30, 2006, compared to 17% of our total product revenue for the same period of 2005.

        Sales of Renagel, including sales of bulk sevelamer, increased 24% to $380.0 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily due to a

$67.8 million increase in net sales related to increased customer volume, of which $51.9 million is primarily attributable to increased end-user demand in the United States and Europe, and $15.9 million is attributable to a 9.5% price increase for Renagel, which became effective in December 2005. The 2% decrease in the Euro against the U.S. dollar for the nine months ended September 30, 2006, as compared to the same period of 2005, did not have a significant impact on Renagel revenue. Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for the nine months ended September 30, 2006, compared to 17% of our total product revenue for the same period of 2005.

        Our acquisition of Bone Care on July 1, 2005 expanded our Renal product offerings with the addition of Hectorol, a complimentary product to Renagel used to treat secondary hyperparathyroidism in patients on dialysis and those with CKD. Bone Care's operations are integrated into our Renal business, and our sales representatives are selling Hectorol to nephrologists in the United States. Sales of Hectorol increased 80% to $25.5 million for the three months ended September 30, 2006, as compared to the same period of 2005. The third quarter of 2005 represented the first quarter following the acquisition, therefore revenue in that quarter was affected by the integration of the product and infrastructure. In addition, Hectorol revenue increased $6.6 million for the three months ended September 30, 2006, as compared to the same period of 2005 due to price increases at the end of 2005 and during 2006. Sales of Hectorol increased more than 100% to $66.8 million for the nine months ended September 30, 2006, as compared to the same period of 2005, because we did not own Hectorol until July 1, 2005.

        We conducted a 2,100-patient post-marketing study of Renagel called the DCOR trial, which evaluated the ability of Renagel to improve patient morbidity and mortality and compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We released top-line data from this trial in July 2005 and presented the data at the American Society of Nephrology meeting in November 2005. While the study did not meet its primary end point of a statistically significant reduction in mortality from all causes, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in mortality from all causes in patients 65 years of age or older and in patients using Renagel for two years or more. We expect to receive morbidity data from CMS by the end of 2006 and will present such data later this year.

        We expect sales of Renagel and Hectorol to continue to increase, driven primarily by growing patient access to our products, including the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of the DCOR trial and the growing acceptance of the National Kidney Foundation's 2003 Kidney Disease Outcome Quality Initiative, or K/DOQI, Guidelines for Bone Metabolism and Disease in CKD. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with dosing of Renagel, the availability of reimbursement from third party payors and the extent of coverage, including under the Medicare Prescription Drug Improvement and Modernization Act, and the accuracy of our estimates of fluctuations in the payor mix. Also our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 15% to $388.3 million for the three months ended and 12% to $1.1 billion for the nine months ended September 30, 2006, as compared to the same periods of 2005, due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen and the launch of Myozyme in the European Union and United States in the second quarter of 2006.

        The 6% growth in sales of Cerezyme to $252.2 million for the three months ended and 6% growth in sales to $745.2 million for the nine months ended September 30, 2006, as compared to the same periods of 2005, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The 5% increase in the Euro against the U.S. dollar for the three months ended September 30, 2006 and the 2% decrease in the Euro against the U.S. dollar for the nine months ended September 30, 2006, as compared to the same periods of 2005 did not have a significant impact on Cerezyme revenue.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 34% of our total product revenue for the three months ended September 30, 2006, as compared to 38% for the same period of 2005, and 35% of our total product revenue for the nine months ended September 30, 2006, as compared to 39% for the same period of 2005. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have developed or have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" in this report.

        The 18% increase to $93.2 million for the three months ended and the 18% increase to $262.7 million for the nine months ended September 30, 2006 in sales of Fabrazyme, as compared to the same periods of 2005, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. In addition, we recognized $3.4 million in September 2006 upon receiving reimbursement approval for past shipments of Fabrazyme in Canada. The 5% increase in the Euro against the U.S. dollar for the three months ended September 30, 2006 and the 2% decrease in the Euro against the U.S. dollar for the nine months ended September 30, 2006, as compared to the same periods of 2005 did not have a significant impact on Fabrazyme revenue.

        Sales of Thyrogen increased 21% to $22.4 million for the three months ended and 21% to $69.1 million for the nine months ended September 30, 2006, as compared to the same periods of 2005, due to worldwide volume growth which impacted sales by $3.5 million in the three month period and $11.0 million in the nine month period. Additionally, a 10% increase in price impacted sales by $1.3 million in the three months ended and $3.6 million in the nine months ended September 30, 2006, as compared to the same periods of 2005. The increase in the Euro against the U.S. dollar during the three months ended September 30, 2006 and the decrease in the Euro against the U.S. dollar for the nine months ended September 30, 2006, as compared to the same periods of 2005 did not have a significant impact on the sales of Thyrogen for the three and nine months ended September 30, 2006.

        Other Therapeutics product revenue includes sales of Myozyme, which were $20.4 million for the three months ended and $29.0 million for the nine months ended September 30, 2006. In March 2006, we received marketing authorization for Myozyme in the European Union. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme. We launched Myozyme in the United States in May 2006. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity. Myozyme sales are expected to continue to increase as patients transition from clinical trials or expanded access programs and as new patients are identified. Marketing applications for Myozyme have been submitted in Japan and Canada and we expect to launch Myozyme in Canada by the end of the year. We also expect to file for approval in several additional countries by the end of the year.

        We currently manufacture Myozyme in the United States. In the future, we expect to also produce Myozyme at our new protein manufacturing facility in Geel, Belgium, and at our new fill/finish facility in Waterford, Ireland, to help ensure that we are able to meet the anticipated demand for the product throughout the world.

Transplant

        Transplant product revenue increased 15% to $39.2 million for the three months ended and 14% to $114.7 million for the nine months ended September 30, 2006, as compared to the same periods of 2005. The increases are primarily due to a $5.2 million increase for the three month period and a $17.9 million increase for the nine month period in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures. The increase for the nine months ended was partially offset by a decrease in revenue from a license agreement with Procter & Gamble Pharmaceuticals, Inc., or PGP, a subsidiary of The Procter and Gamble Company. In November 2005, PGP exercised its option to terminate an agreement under which we had granted PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders.

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

Biosurgery

        Biosurgery product revenue increased 2% to $84.1 million for the three months ended September 30, 2006, as compared to the same period of 2005. The increase is primarily due to a $4.0 million increase in sales of our Sepra products, partially offset by a $1.8 million decrease in sales of Synvisc. Sales of Seprafilm increased by $4.0 million for the three month period, primarily due to an 11% price increase in the United States in the first quarter of 2006, as compared to the same period of 2005. Synvisc sales decreased as a result of increased competition in the viscosupplementation market.

        Biosurgery product revenue increased 10% to $256.5 million for the nine months ended September 30, 2006, as compared to the same period of 2005. The increase was partially attributable to a $12.2 million increase in sales of Synvisc, primarily due to an expanded sales and marketing investment. We reacquired the Synvisc sales and marketing rights in certain countries from Wyeth in January 2005. Additionally, there was an $11.7 million increase for the nine month period in sales of our Sepra products. Sales of Seprafilm increased by $9.9 million for the nine month period, primarily due to an 11% price increase in the United States in the first quarter of 2006, as compared to the same period of 2005. The increased sales of our Sepra products is also attributable to greater penetration into the U.S. market.

        We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. These products could have an adverse effect on future sales of Synvisc. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors" included in this report. In addition, a substantial portion of our revenue on sales of Synvisc comes from third party payors, including government health administration authorities and private health insurers who may not continue to provide adequate health insurance coverage or reimbursement for Synvisc. Furthermore, governmental regulatory bodies, such as CMS, may from time-to-time make unilateral changes to the reimbursement rates for Synvisc. For example, in October 2006, CMS announced a change to the billing code for viscosupplementation products effective January 2007 that, if unchanged, will result in Medicare reimbursement for Synvisc at a rate that is lower than the price healthcare providers are currently paying for the product. If the CMS billing code decision is left unchanged, our Synvisc revenues will be adversely affected because healthcare providers likely will be less willing to use Synvisc. Although we intend to pursue efforts to have this coding decision reversed, we may not be successful in these efforts. We discuss these risks under the heading "Factors Affecting Future Operating Results—If we fail to obtain adequate levels of reimbursement for our products from third party payors, the commercial potential of our products will be significantly limited" included in this report.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased 10% to $28.0 million for the three months ended and 12% to $83.5 million for the nine months ended September 30, 2006, as compared to the same periods of 2005. The increases are attributable to a 17%, or $2.6 million, increase in sales for the three month period, and a 21%, or $9.1 million, increase in sales for the nine month period, of clinical chemistry reagents resulting from our acquisition of Equal Diagnostics in July 2005.

Other Product Revenue

        Other product revenue increased 5% to $34.5 million for the three months ended September 30, 2006, as compared to the same period of 2005, primarily due to a 103%, or $2.8 million, increase in the sales of Clolar. This increase was partially offset by a 9%, or $2.1 million, decrease in sales of bulk pharmaceuticals, including WelChol, as demand from our U.S. marketing partner, Sankyo Pharma, Inc., decreased in the three months ended September 30, 2006, as compared to the same period of 2005.

        Other product revenue increased 23% to $102.6 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily due to a 16%, or $9.6 million, increase for the nine month period, in sales of bulk pharmaceuticals, including WelChol. This increase was primarily due to a 28%, or $6.4 million, increase for the nine month period, of bulk sales of and royalties earned on WelChol due to an increased demand from our U.S. marketing partner, Sankyo Pharma, Inc. In addition, sales of Campath increased 28%, or $4.4 million, and sales of Clolar increased 49%, or $4.4 million, due to an increase in the overall demand for these products.

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

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Biosurgery	$9,399	$10,382	(9)%	$29,892	$27,814	7%
Diagnostics/Genetics	61,360	59,368	3%	179,853	166,271	8%
Other and Corporate	394	95	315%	1,242	409	204%

Total service revenue	$71,153	$69,845	2%	$210,987	$194,494	8%

        Service revenue attributable to our Biosurgery reporting segment decreased 9% to $9.4 million for the three months ended September 30, 2006, as compared to the same period of 2005, primarily due to the negative impact on service revenue of fewer Carticel sales representatives as a result of unexpected turnover. This was partially offset by an increase in Epicel service revenue due to higher demand for the service during the three months ended September 30, 2006, as compared to the same period of 2005.

        Service revenue attributable to our Biosurgery reporting segment increased 7% to $29.9 million for the nine months ended September 30, 2006, as compared to the same period of 2005. The increase for the nine month period is primarily due to a full nine months of MACI sales during 2006. We acquired MACI in the Verigen transaction in February 2005. Epicel service revenue also increased due to higher demand for the service during the nine months ended September 30, 2006, as compared to the same period of 2005.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 3% to $61.4 million in the three months ended and increased 8% to $179.9 million in the nine months ended September 30, 2006, as compared to the same periods of 2005. These increases were primarily attributable to continued growth in the prenatal screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
International product and service revenue	$375,187	$304,000	23%	$1,057,508	$897,811	18%
% of total product and service revenue	47%	43%		46%	45%

        The 23% increase to $375.2 million for the three months ended and the 18% increase to $1.1 billion for the nine months ended September 30, 2006 in international product and service revenue, as compared to the same periods of 2005, is primarily due to a $64.7 million increase for the three month period and a $147.1 million increase for the nine month period, in the combined international sales of Renagel, Cerezyme, Fabrazyme, Thyrogen, Myozyme, Thymoglobulin, Synvisc and Campath, primarily due to an increase in the number of patients using these products in countries outside of the United States.

        The Euro increased 5% against the U.S. dollar during the three months ended September 30, 2006, but decreased 2% against the U.S. dollar for the nine months ended September 30, 2006, as compared to the same periods of 2005. Therefore, total product and service revenue was positively impacted by $8.3 million for the three month period and was negatively impacted by $7.1 million for the nine month period.

        International product and service revenue as a percentage of total product and service revenue increased 4% during the three months ended and 1% during the nine months ended September 30, 2006, as compared to the same periods of 2005. This was primarily due to the increase in total revenue outside the United States, as we continue to identify new patients in the international market for our products and services.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Therapeutics	$—	$—	N/A	$1,000	$789	27%
Transplant	—	13	(100)%	—	30	(100)%
Biosurgery	—	1	(100)%	5	144	(97)%
Other	3,180	4,110	(23)%	10,376	13,059	(21)%
Corporate	10	489	(98)%	103	1,470	(93)%

Total research and development revenue	$3,190	$4,613	(31)%	$11,484	$15,492	(26)%

        Total research and development revenue decreased $1.4 million for the three months ended and $4.0 million for the nine months ended September 30, 2006, as compared to the same periods of 2005, due to lower revenue recognized in the three and nine month periods by our cardiovascular business as a result of lower spending on MG Biotherapeutics, Inc., our joint venture with Medtronic, Inc. In addition, less revenue was recognized from our collaboration with Kirin Brewery Company Ltd., or Kirin. Revenue from these projects is directly related to spending on the projects. Research and development spending related to the Kirin project decreased in both the three and nine months ended September 30, 2006, as compared to the same periods of 2005.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Product margin	$600,091	$523,252	15%	$1,721,692	$1,478,510	16%
% of total product revenue	82%	83%		82%	82%
Service margin	$20,617	$27,490	(25)%	$62,637	$68,098	(8)%
% of total service revenue	29%	39%		30%	35%
Total product and service margin	$620,708	$550,742	13%	$1,784,329	$1,546,608	15%
% of total product and service revenue	77%	78%		77%	78%

Product Margin

        Our overall product margin increased $76.8 million, or 15%, for the three months ended and $243.2 million, or 16%, for the nine months ended September 30, 2006, as compared to the same periods of 2005. This is primarily due to:

  •
  improved margins for Renagel due to increased customer volume and increased utilization of capacity at our global manufacturing facilities;

  •
  an increase in product margin for Cerezyme, Fabrazyme, Thyrogen, Myozyme and Thymoglobulin due to increased sales and improved unit costs;

  •
  Hectorol's margin contribution in the three and nine months ended September 30, 2006, due to the acquisition of Bone Care in July 2005; and

  •
  an increase in product margin for our oncology business due to the increase in global sales of Campath and Clolar.

These increases in product margin were partially offset by stock-based compensation expenses associated with our adoption of FAS 123R of $3.6 million for the three months ended and $5.5 million for the nine months ended September 30, 2006, for which there were no comparable amounts in 2005.

        Total product margin as a percentage of product revenue declined slightly in the three months ended September 30, 2006, as compared to the same period of 2005, due to a shift in product mix. Total product margin as a percentage of product revenue for the nine months ended September 30, 2006 was consistent with the same period of 2005.

        The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin decreased $6.9 million, or 25%, for the three months ended September 30, 2006, as compared to the same period of 2005. This is primarily due to a $3.5 million decrease in the service margin for our Diagnostics/Genetics reporting segment, which is attributable to higher costs for payroll, chemicals and supplies, and $2.0 million of Corporate stock-based compensation expense recorded in the three months ended September 30, 2006 in connection with the adoption of FAS 123R for which there was no comparable amount in the same period of 2005.

        Our overall service margin decreased $5.5 million, or 8%, for the nine months ended September 30, 2006, as compared to the same period of 2005. This is primarily due to additional costs in Corporate of $7.4 million related to the adoption of FAS 123R in 2006 for which there was no comparable amount in 2005.

        Total service margin as a percentage of total service revenue decreased in the three and nine months ended September 30, 2006, as compared to the same periods of 2005, primarily due to the additional costs in Corporate related to the adoption of FAS 123R in 2006. Diagnostics/Genetics service margin as a percentage of total service revenue decreased in the three months ended but remained consistent in the nine months ended September 30, 2006, as compared to the same periods of 2005. The decrease in the three month period is due to higher payroll and costs for chemicals and supplies.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2006, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2005 segment disclosures to conform to our 2006 presentation.

        The following table provides information regarding the change in selling, general and administrative expenses, or SG&A, during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Selling, general and administrative expenses	$239,700	$202,002	19%	$743,849	$580,226	28%

        SG&A increased $37.7 million for the three months ended and increased $163.6 million for the nine months ended September 30, 2006, as compared to the same periods of 2005, primarily due to increases of:

  •
  $1.8 million for the three month period and $24.1 million for the nine month period for Renal products, primarily due to our acquisition of Bone Care in July 2005 and continued support of international business operations growth;

  •
  $5.2 million for the three month period and $2.1 million for the nine month period for Therapeutics products, primarily due to expenses incurred to launch Myozyme in the United States and in certain countries in the European Union and to prepare for the launch in additional countries by the end of the year;

  •
  $1.7 million for the three month period and $13.2 million for the nine month period for Biosurgery products and services, primarily due to additional expenses related to an increased number of employees and an increase in marketing efforts; and

  •
  $26.6 million for the three month period and $111.5 million for the nine month period for Corporate SG&A primarily due to $24.4 million for the three months ended and $96.6 million for the nine months ended September 30, 2006 of stock-based compensation expenses related to our adoption of FAS 123R and increased spending on legal expenses and information technology. Stock-based compensation expenses decreased significantly in the three months ended September 30, 2006, as compared to the three months ended June 30, 2006, primarily due to charges recorded in May 2006 related to the value of stock options granted to retirement eligible employees, which are now expensed upon award, and the value of 20% of the annual stock option grant in May 2006 that vested upon award for which there were no similar amounts in the three months ended September 30, 2006. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        SG&A was 30% of total revenue for the three months ended September 30, 2006 and 29% for the same period of 2005. SG&A was 32% of total revenue for the nine months ended September 30, 2006 and 29% for the same period of 2005. The increase in SG&A as a percentage of total revenue in both the three and nine months ended September 30, 2006 is primarily due to the stock-based compensation expenses recorded as a result of adopting FAS 123R in January 2006.

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

        The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Research and development expenses	$162,293	$128,000	27%	$483,557	$364,471	33%

        Research and development expenses increased $34.3 million for the three months ended and $119.1 million for the nine months ended September 30, 2006, as compared to the same periods of 2005, primarily due to:

  •
  a $5.5 million increase for the three month period and a $31.3 million increase for the nine month period in spending on Renal research and development programs, primarily due to our acquisition of Bone Care in July 2005 and to a $5.0 million increase for the three month period and $12.2 million increase for the nine month period in spending on the tolevamer program due to accelerated patient enrollment in clinical studies;

  •
  a $6.7 million increase for the three month period and a $15.3 million increase for the nine month period in spending on certain Therapeutics research and development programs, including $3.2 million for the three month period and $4.2 million for the nine month period in spending for the Myozyme program due to FDA required post-approval activities and $2.0 million for the three month period and $7.6 million for the nine month period of spending for the Parkinson's disease program we acquired from Avigen;

  •
  a $2.3 million increase for the three month period and a $9.3 million increase for the nine month period in spending on Biosurgery research and development programs, primarily on next generation orthopaedics products; and

  •
  a $20.9 million increase for the three month period and a $67.2 million increase for the nine month period in spending on Corporate research and development programs primarily due to stock-based compensation expenses of $14.6 million recorded in the three months ended September 30, 2006 and $50.7 million recorded in the nine months ended September 30, 2006, related to our adoption of FAS 123R. Stock-based compensation expenses decreased significantly in the three months ended September 30, 2006, as compared to the three months ended June 30, 2006, primarily due to charges recorded in May 2006 related to the value of stock options granted to retirement eligible employees, which are now expensed upon award, and the value of 20% of the annual stock option grant in May 2006 that vested upon award for which there were no similar amounts in the three months ended September 30, 2006. We adopted FAS 123R using the modified prospective transition method, which does not allow for the restatement of prior periods.

        These increases were partially offset by decreases in research and development expenses of $7.3 million in spending for the three month period and $18.2 million in spending for the nine month period on certain Therapeutics research and development programs, including:

  •
  $1.7 million for the three month period and $3.8 million for the nine month period on our Cerezyme program, as patients completed clinical studies during the second quarter of 2006, resulting in a decrease in spending on follow-up monitoring;

  •
  $1.2 million for the three month period and $4.7 million for the nine month period for our deferitrin (iron chelator) program due to the completion of our phase 1/2 study in 2005; and

  •
  $2.6 million for the three month period and $3.8 million for the nine month period from the consolidation of Dyax-Genzyme LLC. Spending decreased for DX-88 in both periods due to the completion of clinical trials.

        Research and development expenses were 20% of total revenue for the three months ended and 21% of total revenue for the nine months ended September 30, 2006, as compared to 18% of total revenue for both the three and nine months ended September 30, 2005. We are conducting more late-stage trials now than at any point in our history and therefore, our research and development expenses are expected to increase as a percentage of revenue. New products and new product indications are expected to expand and further diversify our portfolio and contribute to our long-term growth.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Amortization of intangibles	$50,542	$50,847	(1)%	$156,117	$132,138	18%

        Amortization of intangibles expense decreased by $0.3 million for the three months ended September 30, 2006, as compared to the same period of 2005. Amortization of intangibles expense increased by $24.0 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Surgi.B in March 2006, Bone Care and Equal Diagnostics in July 2005 and Verigen in February 2005, as well as the reacquisition of Synvisc sales and marketing rights in certain countries from Wyeth in January 2005.

        As discussed in Note 5., "Mergers and Acquisitions," to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth by taking into account forecasted future sales of Synvisc and the resulting estimated future contingent royalty and milestone payments we will be required to make to Wyeth, which will be recorded as intangible assets when the payments are accrued. In addition, we calculate the amortization expense for the license fees paid for GlucaMesh and GlucaTex based on forecasted future sales of these products and the resulting future contingent payments we will be required to make to the former shareholders of Surgi.B, which will be recorded as intangible assets when the payments are accrued. As a result, we expect amortization of intangibles to fluctuate over the next five years based on these future contingent payments.

Charge for Impaired Goodwill

        We are required to perform impairment tests related to our goodwill under FAS 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We completed the required annual impairment tests for our $1.5 billion of net goodwill in the third quarter of 2006 and determined that the $219.2 million of goodwill assigned to our Genetics reporting unit was potentially impaired.

        We determined the fair value of the net assets of our Genetics reporting unit by discounting, to present value, its estimated future cash flows. Due to the reduction of reimbursement rates for certain test offerings and increased infrastructure costs, the discounted future cash flows of our Genetics reporting unit were negatively impacted causing the fair value of its net assets of our Genetics reporting unit to be lower than the carrying value. As a result, in accordance with the requirements of FAS 142, the goodwill assigned to our Genetics reporting unit was fully impaired and we recorded a pre-tax impairment charge of $219.2 million and $69.8 million of related tax benefits in September 2006. No additional impairment charges were required for the remaining $1.3 billion of goodwill related to our other reporting units.

Purchase of In-Process Research and Development

        We have acquired various IPR&D projects in connection with four of our acquisitions since 2004. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from Avigen, Bone Care, Verigen and ILEX Oncology will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

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

        As of September 30, 2006, we estimated that it will take approximately ten years and an investment of approximately $74 million to complete the development of, obtain approval for and commercialize a product arising from the acquired Parkinson's disease program.

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

        As of September 30, 2006, we estimated that it will take approximately six years and an investment of approximately $15 million to complete the development of, obtain approval for and commercialize LR-103.

Verigen

        In connection with our February 2005 acquisition of Verigen, we acquired IPR&D related to MACI, a proprietary approach to cartilage repair. As of the date of our acquisition of Verigen, MACI, which has received marketing approvals in Europe and Australia, had not reached technological feasibility in the United States due to lack of regulatory approval and did not have an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

        As of September 30, 2006, we estimated that it will take approximately six to eight years and an incremental investment of approximately $20 million to $35 million to complete the development of, obtain approval for and commercialize MACI in the United States.

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

        As of September 30, 2006, we estimated that it will take approximately three to five years and an investment of approximately $109 million to complete the development of, obtain approval for and commercialize Campath (alemtuzumab) for multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately two to five years and an investment of approximately $60 million to complete the development of, obtain approval for and commercialize Clolar for adult hematologic cancer, solid tumor and pediatric acute leukemia indications. We estimated that it will take approximately five to eight years and an investment of approximately $46 million to complete the development of, obtain approval for and commercialize tasidotin.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
Equity in income (loss) of equity method investments	$4,530	$940	382%	$10,630	$(1,195)	990%
Minority interest	2,545	3,670	(31)%	7,741	9,221	(16)%
Gains on investments in equity securities, net	128	214	(40)%	75,037	5,172	1,351%
Other	(873)	(1,021)	(14)%	(1,331)	(828)	61%
Investment income	16,760	8,073	108%	39,401	22,235	77%
Interest expense	(3,772)	(6,749)	(44)%	(12,245)	(15,023)	(18)%

Total other income	$19,318	$5,127	277%	$119,233	$19,582	509%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc.

        Equity in income (loss) of equity method investments increased $3.6 million, or 382%, for the three months ended and $11.8 million, or 990%, for the nine months ended September 30, 2006, as compared to the same periods of 2005, primarily due to increases of $2.5 million for the three months ended and $8.7 million for the nine months ended September 30, 2006 in our portion of the net income of BioMarin/Genzyme LLC attributable to increased sales of Aldurazyme.

Minority Interest

        As a result of our application of FIN 46R, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC and Excigen Inc. Our consolidated balance sheet as of September 30, 2006, includes assets related to Dyax-Genzyme LLC, which are not significant, and substantially all of which are lab equipment net of their associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen were not significant.

Gains on Investments in Equity Securities, net

        We recorded the following gains on investments in equity securities, net of charges for impaired investments, during the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross gains on investments:
CAT	$—	$—	$69,359	$—
ProQuest	—	—	1,404	151
BioMarin	—	—	6,417	—
Theravance	—	—	—	4,510
Other	128	214	750	511

Total	128	214	77,930	5,172
Less: charges for impaired investments	—	—	(2,893)	—

Gains on investments in equity securities, net	$128	$214	$75,037	$5,172

Gross Gains on Investments

        In May 2006, we recorded a $7.0 million gain on the sale of a portion of our investment in CAT. In June 2006, in connection with the acquisition of CAT by AstraZeneca, we recorded a $62.4 million gain on the tender of our remaining investment in CAT, which became unconditional on June 21, 2006.

        In March 2006, we recorded a $1.4 million gain related to distributions of net cash proceeds we received in connection with our limited partnership interest in ProQuest. In March and June 2006, ProQuest sold certain of its investments and distributed the net cash proceeds from these sales to its partners.

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

Charges for Impaired Investments

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        In June 2006, we recorded a $2.2 million impairment charge in connection with our investment in ViaCell and a $0.7 million impairment charge in connection with our investment in Cortical because we considered the decline in value of these investments to be other than temporary. The price of ViaCell's common stock declined between July 2005 and November 2005, primarily due to the FDA's decision to temporarily halt ViaCell's phase 1 clinical trial for CB001, which was being tested for potential use in various cancer treatments. The FDA allowed ViaCell to resume clinical testing of CB001 in December 2005. Although clinical testing has resumed, the market of ViaCell's common stock has continued to remain below our cost and had been below our cost for the last eleven months prior to June 30, 2006. Given the significance and duration of the decline in market value of our investments in ViaCell and Cortical, as of June 30, 2006, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

Unrealized Gains (Losses)

        At September 30, 2006, our stockholders' equity includes $23.0 million of unrealized gains and $0.2 million of unrealized losses related to our strategic investments in equity securities.

Investment Income

        Our investment income increased 108% to $16.8 million for the three months ended and 77% to $39.4 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily due to higher average cash balances and an increase in the average portfolio yield.

Interest Expense

        Our interest expense decreased 44% to $3.8 million for the three months ended September 30, 2006, as compared to the same period of 2005, primarily due to reduced interest expense of $1.9 million on our 2003 revolving credit facility and a $0.5 million decrease due to the paydown of our GelTex capital lease in October 2005. Our interest expense decreased 18% to $12.2 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily due to reduced interest expense of $2.0 million on our 2003 revolving credit facility and a $1.3 million decrease due to the paydown of our GelTex capital lease, partially offset by a $0.7 million increase in capitalized interest due to increased investment in our manufacturing plants.

(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(Amounts in thousands)
(Provision for) benefit from income taxes	$44,530	$(51,279)	(187)%	$(60,841)	$(147,804)	(59)%
Effective tax rate	(156)%	31%		19%	31%

        Our effective tax rate for all periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales;

  •
  the tax benefits from domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign rate differential.

        Our effective tax rate for the three and nine months ended September 30, 2006, was also impacted by:

  •
  non-deductible stock option expense;

  •
  a charge for impaired goodwill of $219.2 million recorded in September 2006, of which $29.5 million was not deductible for tax purposes; and

  •
  a $31.7 million net tax benefit recorded in September 2006 related primarily to the settlement of the 1996 to 1999 U.S. audits and certain foreign audits.

        Our effective tax rate for the three months ended September 30, 2005 was impacted by a $12.7 million non-deductible charge for IPR&D recorded in the third quarter of 2005 in connection with our acquisition of Bone Care. Our effective tax rate for the nine months ended September 30, 2005 was impacted by $22.2 million of non-deductible charges for IPR&D, of which $9.5 million was recorded in the first quarter of 2005 in connection with our acquisition of Verigen and $12.7 million was recorded in the third quarter of 2005 related to our acquisition of Bone Care.

        We are currently under IRS audits for tax years 2002 to 2003 and in certain state and foreign jurisdictions. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At September 30, 2006, we had cash, cash equivalents and short- and long-term investments of $1.7 billion, an increase of $0.6 billion from cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2005.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2006 and 2005.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$251,437	$334,843
Non-cash charges	455,482	272,112
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(89,987)	(47,745)

Cash flows from operating activities	$616,932	$559,210

        Cash provided by operating activities increased $57.7 million for the nine months ended September 30, 2006, as compared to the same period of 2005, primarily driven by a $100.0 million increase in earnings, excluding non-cash charges, offset in part by a $42.2 million decrease in working capital changes. In connection with our adoption of FAS 123R, we were required to change the classification in our consolidated statements of cash flows of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. For the nine months ended September 30, 2006, $9.0 million of excess tax benefits from stock-based compensation were presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows for which there were no similar amounts in the same period of 2005. We adopted FAS 123R using the modified prospective transition method and as a result, we have not restated our results for the nine months ended September 30, 2005 to reflect the adoption of this standard.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$(107,261)	$40,094
Net sales (purchases) of investments in equity securities	131,691	(680)
Purchases of property, plant and equipment	(236,917)	(131,940)
Distributions from equity method investments	12,000	1,500
Purchases of intangible assets	(18,209)	—
Acquisitions, net of acquired cash	—	(687,875)
Acquisition of sales and marketing rights	(49,584)	(151,161)
Other investing activities	4,662	2,630

Cash flows from investing activities	$(263,618)	$(927,432)

        For the nine months ended September 30, 2006, capital expenditures, net purchases of investments, excluding investments in equity securities, acquisitions and purchases of intangible assets accounted for significant cash outlays for investing activities. For the nine months ended September 30, 2006, we used:

  •
  $236.9 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom and Belgium, and the construction of a new research and development facility in Framingham, Massachusetts;

  •
  $107.3 million in cash for the net purchases of investments, excluding our investments in equity securities;

  •
  $49.6 million in cash for our reacquisition of Synvisc sales and marketing rights from Wyeth; and

  •
  $18.2 million in cash for purchases of other intangible assets.

        These decreases in cash were partially offset by cash provided by:

  •
  $131.7 million in cash from the net sales of investments in equity securities, of which $24.4 million is attributable to the sale of our entire investment of 2.1 million shares in the common stock of BioMarin in January 2006, $11.4 million is attributable to the sale of a portion of our investment in the common stock of CAT in May 2006 and $99.0 million is attributable to the sale of the remainder of our investment in the common stock of CAT in July 2006; and

  •
  $12.0 million of cash distributions from our joint venture with BioMarin.

        For the nine months ended September 30, 2005, net sales of investments, excluding investments in equity securities, provided $40.1 million in cash and we received a $1.5 million cash distribution from our joint venture with BioMarin. For the same period, acquisitions and capital expenditures accounted for significant cash outlays for investing activities. For the nine months ended September 30, 2005, we used:

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

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of common stock	$112,012	$296,210
Excess tax benefits from stock-based compensation	8,979	—
Proceeds from draws on our 2003 revolving credit facility	—	350,000
Payments of debt and capital lease obligations	(3,155)	(452,722)
Bank overdraft	(16,285)	12,689
Minority interest contributions	8,265	9,154
Other financing activities	2,610	584

Cash flows from financing activities	$112,426	$215,915

        For the nine months ended September 30, 2006, cash flows from financing activities decreased $103.5 million, as compared to the same period of 2005, primarily due to a $184.2 million decrease in cash proceeds from the issuance of common stock and $350.0 million of cash proceeds drawn under our 2003 revolving credit facility in the nine months ended September 30, 2005 for which there were no similar amounts in the same period of 2006. These decreases were offset, in part, by a $449.6 million decrease in cash used for the payment of debt and capital lease obligations. Cash used for the payment of debt and capital lease obligations for the nine months ended September 30, 2005 includes the repayment of $450.0 million in principal drawn under our 2003 revolving credit facility for which there are no similar repayments in the same period of 2006. As described above, in connection with our adoption of FAS 123R effective January 1, 2006, the $9.0 million of excess tax benefits from stock-based compensation are shown as a cash inflow in cash from financing activities for the nine months ended September 30, 2006. Because we adopted FAS 123R using the modified prospective transition method, we have not adjusted the presentation of our statement of cash flows for the nine months ended September 30, 2005, to reflect this change.

Agreements with Dyax

        Under the terms of our existing collaboration agreement with Dyax for DX-88, expenses incurred by Dyax under its agreement with Avecia for the manufacture and validation of DX-88 API would have been treated as program costs of Dyax-Genzyme LLC and shared equally by us and Dyax. In the third quarter of 2006, we entered into an agreement with Dyax and Dyax-Genzyme LLC under which we agreed that Dyax will assume full responsibility for the first $14.5 million of manufacturing costs incurred under its agreement with Avecia and own the resulting DX-88 API. Costs incurred thereafter under that agreement will be considered program costs of Dyax-Genzyme LLC and will be shared equally by us and Dyax. Dyax-Genzyme LLC will be required to purchase DX-88 API from Dyax following receipt of marketing approval for DX-88 in the United States or the European Union at Dyax's cost plus an applicable margin.

Note Receivable from Dyax

        In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and replace the original collateral on the note with a letter of credit from a major bank for $7.0 million plus 90 days of interest at the Prime Rate plus 2%. As of September 30, 2006, $7.3 million of principal and accrued interest receivable remains due to us from Dyax under this note, which we have recorded as a note receivable-related party in our consolidated balance sheet as of that date.

Revolving Credit Facility

        In December 2003, we entered into our 2003 revolving credit facility. On July 14, 2006, we terminated our 2003 revolving credit facility and replaced it with our 2006 revolving credit facility, a new five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders. The proceeds of loans under our 2006 revolving credit facility can be used to finance working capital needs and for general corporate purposes. Our 2006 revolving credit facility may be increased at any time by up to an additional $350.0 million in the aggregate, as long as no default or event of default has occurred or is continuing and certain other customary conditions are satisfied. Borrowings under our 2006 revolving credit facility will bear interest as follows:

  •
  revolving loans denominated in U.S. dollars or a foreign currency (other than Euros) bear interest at a variable rate equal to LIBOR for loans in U.S. dollars and a comparable index rate for foreign currency loans, plus an applicable margin;

  •
  revolving loans denominated in Euros bear interest at a variable rate equal to the EURIBOR Rate plus an applicable margin;

  •
  at our option, U.S. dollar swingline loans (demand loans requiring only one day of advance notice, which grant us access to up to $20.0 million of our 2006 revolving credit facility in order to cover possible working capital shortfalls) bear interest at the greater of the Prime Rate and the Federal Funds Effective Rate plus one half of one percent; and

  •
  multicurrency swingline loans bear interest at a rate equal to the average rate at which overnight deposits in the currency in which such swingline loan is denominated, and approximately equal in principal amount to such swingline loan, are obtainable by the swingline lender for such swingline loan in the interbank market plus an applicable margin.

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

        The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2006, we were in compliance with these covenants.

        As of September 30, 2006, no amounts were outstanding under our 2006 revolving credit facility.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in

Exhibit 13.1 to our 2005 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights, and to the former shareholders of Surgi.B related to our acquisition of the rights to GlucaMesh and GlucaTex, and the refinancing of our $350.0 million revolving credit facility, as described above, as of September 30, 2006 there have been no material changes to our contractual obligations since December 31, 2005.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings under our 2006 revolving credit facility for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including approximately $580 million of cash for our planned acquisition of AnorMED;

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

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46R are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46R are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income/losses of these unconsolidated entities in the line item "Equity in income (loss) of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncement

        FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R.)"    In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." FAS 158 requires us to recognize the overfunded or underfunded status of any pension or other postretirement plans we may have as a net asset or a net liability on our statement of financial position and to recognize changes in that funded status in the year in which the changes occur as an adjustment to other comprehensive income in stockholders' equity. Currently, we have defined benefit pension plans for certain of our foreign subsidiaries but do not have any defined benefit postretirement plans for our U.S. business. Under FAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized for our foreign defined benefit pension plans under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, FAS 158 requires that the measurement date, which is the date at which the benefit obligation and plan assets are measured, be as of our fiscal year end, which is December 31. FAS 158 is effective for our current fiscal year ending December 31, 2006, except for the measurement date provisions, which are effective for us for our fiscal year ending December 31, 2008. Accordingly, we will initially recognize the funded status of our foreign defined benefit pension plans and provide the required disclosures as of December 31, 2006. We are currently evaluating the impact the adoption of FAS 158 will have on our financial position and results of operations. However, had we adopted FAS 158 as of December 31, 2005, we estimate that the after-tax impact would not have been significant. The actual effects of adopting FAS 158 will depend on the funded status of our plans at December 31, 2006, which will depend on several factors, including returns on plan assets in 2006 and discount and exchange rates as of December 31, 2006.

        FAS 157, "Fair Value Measurements."    In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. FAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

        SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."    In September 2006, the SEC staff issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," to address the diversity in practice regarding the quantification of financial statement misstatements under the two methods most commonly used by preparers and auditors—the income statement, or "roll-over," approach, and the balance sheet, or "iron curtain," approach. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement approach, focusing on new misstatements added in the current year, or the balance sheet approach, focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. The SEC staff believes that reliance on only one of these methods, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial statement users. As a result, SAB 108 now requires that companies utilize a dual approach to assessing the quantitative effects of financial misstatements, which includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for our current fiscal year ending December, 31, 2006. Although restatement of prior years' financial statements is permitted, it is not required if we properly applied our previous approach (income statement or balance sheet) and considered all relevant qualitative factors in our assessment of previous errors. In lieu of the restatement, we will be permitted to report the cumulative effect of adopting SAB 108 as an adjustment to the opening balance of assets and liabilities, with an offsetting adjustment to the opening balance of retained earnings as of January 1, 2006, the year of adoption. In addition, we will be required to disclose the nature and amount of each individual error being corrected in the cumulative effect adjustment, when and how each error being corrected arose, and the fact that the errors had previously been considered immaterial. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

        FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."    In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of January 1, 2007. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.

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

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $745.2 million for the nine months ended September 30, 2006, representing approximately 32% of our consolidated total revenue for the first nine months of 2006. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

  •
  the effectiveness of our sales force;

  •
  the availability and extent of coverage, pricing and level of reimbursement from governmental agencies and third party payors; and

  •
  the size of the patient population for each product or service and our ability to identify new patients.

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products and pursuing marketing approval for our products in new jurisdictions. For example, we are seeking marketing approval for the use of Synvisc to treat pain associated with osteoarthritis of the hip in the United States and we have begun a phase 3 trial of Clolar in adult acute myelogenous leukemia. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

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

        Renagel competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Nabi Biopharmaceuticals markets PhosLo®, a calcium-based phosphate binder. In October 2006, Nabi agreed to sell PhosLo to a U.S. subsidiary of Fresenius Medical Care. Shire Pharmaceuticals Group plc, or Shire, markets Fosrenol®, a non-calcium based phosphate binder. Nabi Biopharmaceuticals has filed for marketing approval of PhosLo in the European Union. Shire has received marketing approval for Fosrenol in certain European countries and has filed for approval in additional European countries and Canada. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

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

        UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire is conducting a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

        Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States. We are aware of other development efforts aimed at treating Fabry disease.

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

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time also make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenues by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement do not have an adverse impact on us, we may not always be successful in these efforts. For example, in October 2006, CMS announced a change to the billing code for viscosupplementation products effective January 2007 that, if unchanged, will result in Medicare reimbursement for Synvisc at a rate that is lower than the price healthcare providers are currently paying for the product. If the CMS billing code decision is left unchanged, our Synvisc revenues will be adversely affected because healthcare providers likely will be less willing to use Synvisc. Although we intend to pursue efforts to have this coding decision reversed, we have no way of knowing whether these efforts will ultimately be successful.

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

  •
  our failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured; or

  •
  changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or indication no longer desirable.

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

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we have spent considerable resources building and seeking regulatory approvals for our manufacturing plants. We cannot assure you that acquiring these facilities will prove sufficient to meet demand for our products or that we will not have excess capacity at these facilities. In addition, building our facilities is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities.

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

Our operating results and financial position may be impacted when we attempt to grow through business combination transactions.

        We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisitions of the Physician Services and Analytical Services business units of IMPATH, Inc., ILEX Oncology, Inc., Bone Care International, Inc., and our planned acquisition of AnorMED Inc., there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill/finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill/finish, packaging and distribution operations to third party contractors. The manufacture of products, fill/finish, packaging and distribution of our products requires successful coordination among these third party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with RenaMed Biologics, Inc., or RenaMed, in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. For example, in October 2006, RenaMed suspended clinical trials of its renal assist device which was developed to treat patients with acute renal failure. As a result, if any of our strategic equity investments decline in value and remain below cost for an extended duration, we may incur financial statement charges related to the decline in value of that investment.

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

  •
  suspending product sales and/or exports;

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

  •
  injury to our reputation.

Our international sales, clinical activities, manufacturing and other operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

        Our international operations accounted for approximately 46% of our consolidated product and service revenues for the nine months ended September 30, 2006. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  fluctuations in currency exchange rates;

  •
  the imposition of governmental controls;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

  •
  the inability to obtain third party reimbursement support for products;

  •
  product counterfeiting and intellectual property piracy;

  •
  parallel imports;

  •
  anti-competitive trade practices;

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

  •
  longer payment cycles.

        Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

        As of September 30, 2006, we had $1.7 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives including our planned acquisition of AnorMED;

  •
  expanding existing and constructing additional facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        We may further reduce available cash reserves to fund the approximately $580 million in cash required for our planned acquisition of AnorMED and to pay principal and interest on outstanding debt, including our $690.0 million in principal of 1.25% convertible senior notes.

        To satisfy our cash requirements, we may have to obtain additional financing. We may be unable to obtain any additional financing or extend any existing financing arrangements at all or on terms that we or our investors consider favorable.

Our level of indebtedness may harm our financial condition and results of operations.

        At September 30, 2006, we had $700.2 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in equity prices, interest rates and foreign exchange rates. At September 30, 2006, we held various derivative contracts in the form of foreign exchange forward contracts. The derivatives contain no leverage or option features. We also held a number of other financial instruments, including investments in marketable securities, and have issued various debt securities. We do not hold derivatives or other financial instruments for trading purposes.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in equity prices of each security held at September 30, 2006 to be $4.5 million, as compared to $11.6 million at December 31, 2005. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have readily determinable market value.

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

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis point) increase in interest rates to be $1.7 million as of September 30, 2006, as compared to $5.9 million as of December 31, 2005. The decrease is primarily due to decreases in interest rate sensitivity on our fixed income investment portfolio, our $690.0 million in principal of 1.25%

convertible notes, and the capital lease for our corporate headquarters in Cambridge, Massachusetts, which has a remaining principal balance of $118.0 million at September 30, 2006.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings.

        As of September 30, 2006, we estimate the potential loss in fair value of our foreign currency contracts that would result from a hypothetical 10% adverse change in exchange rates to be $7.0 million, as compared to $2.9 million as of December 31, 2005.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The SJC has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. Briefing has occurred and we anticipate oral arguments will be made before the SJC by the end of 2006. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We filed a motion to dismiss the amended complaint and to oppose the class certification. The Court denied our motion to dismiss the amended complaint and certified this case as a class action on behalf of all shareholders who held Biosurgery Stock on May 8, 2003. We have filed a petition asking the United States Court of Appeals for the Second Circuit to review the class certification decision. Discovery in this action is currently ongoing. We believe each of these cases is without merit and continue to defend against them vigorously.

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

As of December 31, 2005 and September 30, 2006, accrued expenses in our consolidated balance sheets includes the remaining $6 million of liabilities recorded in connection with the Tribunal's decision. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in 2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited has decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited's former distributor, Healthcare at Home. Genzyme Limited and Healthcare at Home are in negotiations to arrive at a mutually agreed upon settlement of this damage claim. We do not expect that settlement of this damage claim will have a material impact on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to purchases we made of our common stock during the third quarter of our 2006 fiscal year. We purchased these shares from employees who sold them to us to satisfy payments due for stock option exercises:

	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1-31, 2006	405	$62.41	—	—
August 1-31, 2006	—	—	—	—
September 1-30, 2006	—	—	—	—

Total	405	$62.41	—	—

ITEM 6. EXHIBITS

  (a)
  Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2006

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
DATE: November 3, 2006

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2006

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed July 1, 2004.
**10.1	Supply Agreement dated as of January 24, 2006 by Cambrex Charles City, Inc. and Genzyme.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-Q or 8-K were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested for the deleted portions of Exhibit 10.1

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2006 TABLE OF CONTENTS
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
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2006 SIGNATURES
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2006 EXHIBIT INDEX