Form 10-K
period 2006-12-31
GENZYME CORP
filed 2007-03-01
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0-14680

GENZYME CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	06-1047163
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
500 Kendall Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

(617) 252-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Genzyme Common Stock, $0.01 Par Value (“Genzyme Stock”)

Genzyme Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006: $15,863,517,409

Number of shares of Genzyme Stock outstanding as of January 31, 2007: 263,453,092

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2006 Annual Report are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

Throughout this Form 10-K, the words “we,” “us,” “our” and “Genzyme” refer to Genzyme Corporation as a whole, and “our board of directors” refers to the board of directors of Genzyme Corporation. Genzyme Corporation has one outstanding series of common stock, which we refer to as “Genzyme Stock.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, including statements regarding:

•       projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services in various jurisdictions, including Renvela, tolevamer, GENZ-112638, TGF-beta antagonists, hylastan, tasidotin, and Mozobil and to seek marketing approvals in additional jurisdictions, including Thyrogen, Myozyme, Thymoglobulin and Synvisc;

•       our plans and our anticipated timing for pursuing additional indications and uses for our products and services, including Thyrogen, Thymoglobulin, Sepra products, Synvisc and Campath;

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

•       estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services, including Cerezyme, Myozyme, Renvela, Hectorol and Thymoglobulin;

•       our assessment of the outcome, timetables and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

•       the sufficiency of our cash, short-term investments and cash flows from operations;

•       U.S. and foreign income tax audits, including our provision for liabilities and assessment of the impact of settlement of the Internal Revenue Service, commonly referred to as the IRS, and foreign tax disputes;

•       estimates of cost to complete and estimated commercialization dates for in-process research and development, or IPR&D, programs;

•       expected future revenues, operations and expenditures;

•       projected future earnings and earnings per share;

•       our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 157, regarding fair value measurements and FASB Interpretation No., or FIN, 48, regarding accounting for uncertainty in income taxes;

•       our sales and marketing plans;

•       expected future contingent payment to Synpac; and

•       expected future payments related to our acquisitions, including milestone and royalty payments to Avigen, Inc., or Avigen, the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B and Wyeth, milestone and contingent payments to Verigen AG, or Verigen, contingent payments to Equal Diagnostics, Inc., or Equal Diagnostics, and employee benefits and leased facilities acquired from Bone Care International, Inc., or Bone Care, and AnorMED Inc., or AnorMED, and the expected timing of these payments.

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

•       our ability to successfully integrate the business we acquired from AnorMED;

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

We have included more detailed descriptions of these and other risks and uncertainties in Item 1A, “Risk Factors,” of this report. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

The U.S. Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed or will file with them. The information that we refer you to is “incorporated by reference” into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

Genzyme®, Cerezyme®, Ceredase® , Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Campath®,, Clolar®, Synvisc®, Carticel®, Seprafilm®, Sepramesh® , Hylaform®, MACI®, GlucaMesh®, GlucaTex®, Epicel® and Hectorol® are registered trademarks, and Lymphoglobuline™, Thymoglobulin™, Sepra™, Mozobil™ and Renvela™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

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

•       Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel, and MACI; and

•       Genetics, which provides testing services for the oncology, prenatal and reproductive markets.

We report the activities of our diagnostic products, oncology, bulk pharmaceuticals and cardiovascular business units under the caption “Other.” We report our corporate, general and administrative operations and corporate science activities under the caption “Corporate.”

Products and Services

Renal

Renagel (sevelamer hydrochloride).   Renagel is a non-absorbed, calcium-free, metal-free phosphate binder indicated for the control of serum phosphorus in patients with chronic kidney disease (CKD) on hemodialysis. Three formulations of the product have been approved for sale in the U.S.—the 403 mg. capsules were launched in the fourth quarter of 1998, and the 400 and 800 mg. tablets were launched in September 2000. We ceased marketing the 403 mg. capsules in 2004. Renagel was approved for sale in Israel in 1999, the European Union and Canada in 2000, Brazil in 2002, Japan in 2003, Argentina and Australia in 2005, and Chile and Peru in 2006. In the U.S., there are an estimated 371,000 end-stage renal disease patients, approximately 95% of whom receive a phosphate control product. There are also an estimated 324,000 end-stage renal disease patients in Europe, 65,000 in Brazil, 30,000 in Canada and 238,000 in Japan. We are now marketing the product in over 50 countries.

We market Renagel tablets in the U.S., the European Union and Brazil directly to nephrologists through a dedicated sales force. In the U.S., approximately 85%–90% of our Renagel sales are made to three large wholesalers. These wholesalers distribute Renagel to retail pharmacies, hospitals and other providers of medication to patients. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., have rights to develop and market Renagel in Japan, China and other Pacific Rim countries. Our sales of Renagel (including sales of bulk sevelamer), totaled $515.1 million or 18% of our consolidated product revenues in 2006, $417.5 million, or 17% of our consolidated product revenues in 2005, and $363.7 million, or 18% of our consolidated product revenues in 2004.

We conducted the largest prospective dialysis outcomes study, a 2,100-patient post-marketing study of Renagel to evaluate the ability of the product to improve patient morbidity and mortality. The Dialysis Clinical Outcomes Revisited, or DCOR, trial compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We presented the data from this trial at the American Society of Nephrology (ASN) meeting in November 2005. The study did not meet its primary end point of a statistically significant reduction in all cause mortality. However, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in all cause mortality in patients 65 years of age or older. The DCOR study included morbidity data from the Centers for Medicare and Medicaid Services (CMS), which were presented at the 2006 ASN meeting. This data showed patients receiving Renagel experienced lower rates of hospitalization, fewer days in the hospital, and reduced overall health care expenditures compared to patients treated with calcium-based phosphate binders. In early 2007, Kidney International published findings from the Renagel in New Dialysis, or RIND, study that show a significantly lower rate of death among patients treated with Renagel from the time they began dialysis compared with those using calcium-based phosphate binders.

On December 21, 2006, we filed a New Drug Application (NDA) with the FDA seeking approval of sevelamer carbonate for the control of serum phosphorus in patients with CKD on dialysis. If approved, we expect sevelamer carbonate will be marketed under the trade name RenvelaTM. In addition, we are advancing a clinical program investigating the use of Renvela for hyperphosphatemic patients with CKD who have not progressed to dialysis. Enrollment is also complete in a study comparing a powder form of sevelamer carbonate dosed once a day to Renagel tablets dosed three times a day. We believe development of the powder form of the product would offer a more convenient option to patients, thereby improving compliance.

Hectorol (doxercalciferol).   We added Hectorol to our product portfolio in July 2005 through our acquisition of Bone Care. Hectorol is a line of vitamin D2 pro-hormone products that are indicated for the treatment of secondary hyperparathyroidism in patients with stages 3 and 4 CKD (0.5 mcg and 2.5 mcg capsules) and in patients with stage 5 CKD on dialysis (2.5 mcg capsules and injection). Hectorol provides significant parathyroid hormone (PTH) reductions with minimal impact on calcium and phosphorus levels. Three formulations of the product have been approved for commercial sale in the U.S.—the 2.5 mcg capsules were approved in 1999, the 0.5 mcg capsules were approved in 2004 and the intravenous formulation was approved in 2000. The 2.5 mcg formulation also is approved in Canada, where it is marketed and sold by Shire BioChem, a Canadian subsidiary of Shire plc, or Shire.

We market Hectorol in the U.S. through a direct sales force focused on nephrologists. Approximately 85%–90% of our U.S. Hectorol capsule sales are made to three large wholesalers, who then sell and distribute the product to retail pharmacies, hospitals and other providers of medication to patients. For Hectorol IV, approximately 85%–90% of our sales are made to three primary wholesalers who then sell and distribute the product to dialysis chains and hospitals. In the U.S., approximately 65% of end-stage renal disease patients receive Vitamin D. We estimate that there are more than 2.5 million patients in the U.S. with stage 3 and stage 4 CKD who have elevated PTH levels, although only a much smaller number of patients are being treated for the condition. In December 2006, Dr. Francesca Tentori et al published data in Kidney International distinguishing vitamin D analogs. These findings suggest that treatment with vitamin D analogs provides a significant advantage for dialysis patients and that the newer generation of D2 analogs, such as Hectorol, appear to have survival advantages over older analogs such as calcitriol.

Therapeutics

Our Therapeutics segment currently has five therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on these five products, one of which we sell on behalf of a joint venture, as of February 28, 2007.

Product	Indication	Status
Cerezyme/Ceredase	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/European Union only)	Ceredase sold commercially since 1991; Cerezyme marketed since 1994; marketing approval received and commercial sales in 55 countries
Fabrazyme	Fabry disease

Marketed in the European Union since 2001, the U.S. since 2003, and Japan since 2004; marketing approval received in 45 countries and commercial sales in 35 countries; several post-marketing commitments ongoing

Thyrogen	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed in the U.S. since 1998, Brazil since 2000 and the European Union since 2001; marketing approval received and commercial sales in 44 countries
	Combination therapy in ablation of remnant thyroid tissue	Marketing approval received in the European Union and Australia in March 2005 and Brazil in December 2006
Myozyme	Pompe disease

Received marketing approval in the European Union in March 2006, in the U.S. in April 2006 and in Canada in August 2006; marketing approval received in 28 countries and commercial sales in 23 countries; several post-marketing commitments to be initiated in 2007; regulatory submissions filed and under review in Japan, Switzerland, Brazil, Argentina and Colombia with several more planned for submission in 2007

Aldurazyme	MPS I	Marketed in the U.S. and the European Union since 2003; marketing approval received in 50 countries and commercial sales in 36 countries; several post-marketing commitments on-going

Cerezyme, Fabrazyme, Myozyme and Aldurazyme are each aimed at treating LSDs with patient populations of less than 10,000 worldwide. Additional details on our Therapeutic products are set forth below.

Cerezyme (imiglucerase).   We are marketing Cerezyme as an enzyme replacement therapy for the treatment of Gaucher disease, an LSD that is caused by a deficiency in the enzyme glucocerebrosidase, which causes fatty deposits to build up in certain organs and bones leading to a wide variety of symptoms, including anemia, spleen and liver enlargement and bone deterioration. Treatment with Cerezyme enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy approved for treatment of Type 1 Gaucher disease. In the European Union, Cerezyme is also approved for the treatment of patients who exhibit clinically significant, non-neurological manifestations of the disease (Type 3 Gaucher disease).

We market Cerezyme directly to physicians, hospitals and treatment centers worldwide through a highly specialized sales force. Our results of operations are highly dependent on sales of this product, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme totaled $1.0 billion, or 35% of our consolidated product revenues in 2006, $932.3 million, or 38% of our consolidated product revenues in 2005, and $839.4 million, or 42% of our consolidated product revenues in 2004.

Fabrazyme (agalsidase beta).   We have developed Fabrazyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is an LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart and other organs. In agreement with the FDA, we undertook a number of post-marketing commitments, and have completed a phase 4, multi-national, multi-center, double-blind placebo-controlled study. In January 2007, the results of this trial were published in the Annals of Internal Medicine. In mid-2005, the EMEA approved new labeling for Fabrazyme based largely on the results from the phase 4 study. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing LSD and Renal sales forces.

Thyrogen (thyrotropin alfa).   Thyrogen is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. We developed this product to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer. This helps patients avoid the debilitating effects of hypothyroidism, increasing the likelihood that they will seek follow-up treatment, and ultimately improve the likelihood of early detection of any recurrent disease, which can improve the success rate of subsequent treatment. In the U.S. and the European Union, physicians order over 200,000 thyroid cancer screening tests per year. Thyrogen is promoted by a dedicated sales force, and sold to hospitals and doctors’ offices through distributors in the U.S., Brazil and the European Union.

We currently are pursuing additional indications for Thyrogen. In March 2005, we received European Union approval for use of Thyrogen in combination with radioiodine in ablation of thyroid tissue. We received an approvable letter for this indication from the FDA in August 2005 and completed a clinical study to fulfill one of the requirements in the approvable letter in the fourth quarter 2006. We expect to file the amended supplemental New Drug Application (NDA) in 2007 and anticipate approval in the U.S., Brazil and Canada in 2008. Approximately 35,000 ablation procedures are performed annually in the U.S. and European Union combined, and we believe that Thyrogen has the potential to be used in up to 80% of these procedures. We also plan to begin a phase 2 trial in 2007 of TSH, the active ingredient in Thyrogen, for use in patients with nontoxic multinodular goiter.

Myozyme (alglucosidase alfa).   We are marketing Myozyme as a therapy for Pompe disease, a progressive and often fatal muscle disease resulting from an inherited enzyme deficiency. Pompe disease manifests as a broad spectrum of clinical symptoms, with variable rates of progression ranging from rapidly progressive and often fatal within the first year of life from severe cardiac and skeletal muscle involvement to relentlessly progressive resulting in significant morbidity and premature mortality from skeletal and respiratory muscle involvement. Myozyme is the first and only treatment approved for Pompe disease and is indicated for all patients with the disorder. We are currently conducting a clinical trial of late onset patients and expect to have results in late 2007.

Aldurazyme (laronidase).   We formed a joint venture with BioMarin Pharmaceutical Inc., or BioMarin, and BioMarin Genetics, Inc. to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as mucopolysaccharidosis I, or MPS I. MPS I is a progressive, debilitating, and often life-threatening disease, which encompasses a wide and continuous spectrum of clinical presentations, historically classified as “Hurler,” “Hurler-Scheie” and “Scheie” syndromes. We market Aldurazyme directly to physicians in the U.S. through our LSD sales force. In Europe, Latin America and Asia, sales of Aldurazyme are undertaken by the local sales and marketing teams and are being realized on a country-by-country basis as pricing and reimbursement approvals are obtained. The joint venture’s applications for marketing approval are currently pending in several countries in Latin America, Central and Eastern Europe, and the Asia-Pacific rim. We also completed a post-marketing clinical study investigating alternative dosing regimens in 2006. Aldurazyme revenues are recorded by the joint venture. We include our portion of the net income (loss) of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations.

Transplant

This business segment includes three marketed products, as well as product candidates in the research and development stages that we acquired through our acquisition of SangStat Medical Corporation, or SangStat, in the third quarter of 2003 and our acquisition of AnorMED in the fourth quarter of 2006. Set forth below is a discussion of the two marketed products that are the primary revenue drivers for the Transplant segment.

Thymoglobulin (anti-thymocyte globulin, rabbit).   Thymoglobulin is an immunosuppressive polyclonal antibody that suppresses certain types of immune cells responsible for acute organ rejection in transplant patients. Thymoglobulin was approved in the U.S. in December 1998 and we market Thymoglobulin in the U.S. for the treatment of acute rejection of renal transplants. In Canada, we have marketed Thymoglobulin since 2003 for both the prevention and treatment of acute rejection of renal transplants. More kidney transplants are performed in the U.S. than any other organ transplant, with over 17,000 transplants performed in 2006. Of this number of renal transplants, the United Network for Organ Sharing estimates that acute immunosuppressant therapies such as Thymoglobulin were used in greater than 70% of such procedures.

In the European Union, Thymoglobulin has a broader approved label which allows us to market it for a wider variety of approved uses including the prevention and treatment of rejection in solid organ transplants, the prevention and treatment of graft versus host disease, and the treatment of aplastic anemia, a disease that affects the production of mature, functional blood cells. Thymoglobulin also has a similarly broad label in several Asian and Latin American countries. We have filed for marketing approval of Thymoglobulin in Japan and the UK. We sell Thymoglobulin in 47 countries through a direct sales force or through distributors to transplant centers for use by transplant surgeons, nephrologists, hematologists and oncologists.

We completed enrollment in a phase 2 trial of Thymoglobulin in liver transplantation to prevent rejection and delay of the introduction of calcineurin inhibitors in patients with renal dysfunction prior to liver transplant. We plan to conduct phase 2 clinical trials beginning in 2007 in North America and Europe for the treatment of immune mediated bone marrow failure associated with myelodysplastic syndromes.

Lymphoglobuline (anti-thymocyte-globuline, equine).   We market Lymphoglobuline, another immunosuppressive polyclonal antibody, in Latin America, the European Union, and certain Asia Pacific countries for the treatment of aplastic anemia and for the prevention and treatment of graft rejection. This product is sold through our sales force in Europe and through distributors elsewhere.

Biosurgery

Synvisc (hylan G-F 20).   Synvisc is a biomaterial derived from hyaluronan used to treat the pain associated with osteoarthritis of the knee. An estimated 8 to 9 million of the approximately 14 million people in the U.S. with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is sold commercially in over 60 countries, both directly and through marketing and distribution arrangements.

We are investing in research and clinical trials to expand the use of Synvisc to additional joints and through next-generation approaches. In the European Union and Canada, Synvisc is approved for the treatment of pain associated with osteoarthritis of the hip, and in the European Union, we launched Synvisc for the treatment of pain associated with osteoarthritis of the ankle and shoulder in December 2006.

In December 2006 we completed a pivotal trial evaluating a single-injection regimen of Synvisc. We anticipate filing for approval of single-injection Synvisc in the European Union and in the U.S. in the first half of 2007, and we expect to launch this product in the European Union by the end of 2007 and in the United States in the first half of 2008.

Sepra Products.   The Sepra family of products is aimed primarily at preventing adhesions (internal scar tissue) following various surgical procedures in areas of the body such as the abdomen and pelvis. These products are produced from biomaterials derived from hyaluronan. We market the Sepra products primarily through a direct sales force in the U.S., France and Australia, and primarily through distribution arrangements in Japan and the rest of the world.

Seprafilm, the first marketed product and largest by sales volume of the Sepra family, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in both the abdomen and pelvis. There are approximately 2 million applicable abdominal and pelvic procedures performed annually in the U.S., including 1.1 million Caesarean sections, a largely untapped market. During 2005, we launched Sepramesh IP, a second generation product for hernia repair to replace Sepramesh, which has been on the market since 2000.

Genetics

We develop and provide high quality, sophisticated and complex reproductive testing services primarily in the U.S. and Japan. In the U.S., we also offer diagnostic services for oncology and genetic counseling services focused on pre-natal and post-natal care, reproductive and fertility medicine. We offer several types of testing—the most significant are cytogenetic testing, molecular genetic (DNA) testing, immunohistochemistry testing, flow cytometry testing and biochemical testing. These services are promoted through a direct sales force in the U.S., with testing performed in our nine clinical laboratories located throughout the U.S. We service the Japanese market through a direct sales force and distributors, with testing primarily performed in our clinical laboratory in Santa Fe, New Mexico.

Competition

We are engaged in segments of the human healthcare products and services industry that are extremely competitive. Our competitors in the U.S. and elsewhere include major pharmaceutical, biotechnology, diagnostic testing and medical device companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing, production, and sales and marketing capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products and services that are more effective than any that we have or may develop and may also prove to be more successful than we are in manufacturing, marketing and selling products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products and services obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges, and we describe many of them below.

Renal

Renagel.   Renagel is a phosphate binder for the treatment of hyperphosphatemia and is the most prescribed phosphate binder in the U.S. Phosphate binders, such as Renagel, are currently the only available treatment for hyperphosphatemia, or elevated serum phosphorus levels in CKD patients on dialysis. There are several phosphate binders options available, including PhosLo®, a prescription calcium acetate preparation sold by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), a prescription lanthanum carbonate sold by Shire. Other products used as phosphate binders include over-the-counter calcium-based antacids such as TUMS®  and metal-based options such as aluminum and magnesium. The doses necessary for calcium products to achieve adequate reductions in phosphate absorption can lead to harmful side effects such as hypercalcemia. Evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide, a metal-based treatment option, is more effective at lowering phosphorus, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. Another metal-based option, Shire’s Fosrenol, marketed in the U.S. and some European countries, is an effective phosphate binder but with limited long-term safety data. Several animal studies suggest lanthanum absorption may lead to harmful toxicities.

Hectorol.   Dialysis providers typically select which therapy a CKD patient receives to treat secondary hyperparathyroidism based on safety, efficacy and cost. Abbott Laboratories, Inc., or Abbott, markets intravenous calcitriol (brand name Calcijex®) and intravenous paricalcitol (brand name Zemplar® ) for end-stage renal disease patients. Current intravenous versions of these drugs are approved to manage secondary hyperparathyroidism in end-stage renal disease patients in the U.S. and in European countries. A number of companies have launched or are planning to launch generic intravenous calcitriol in the U.S. In 2005, Abbott received approval to market oral paricalcitol (Zemplar) in the U.S. for patients with stages 3 and 4 CKD. Since 2004, Amgen, Inc. has been marketing in the U.S. an oral calcimimetic agent for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis. The majority of patients studied on this calcimimetic agent were also taking vitamin D hormone to treat secondary hyperparathyroidism. Roche Pharmaceuticals, a division of F. Hoffman-LaRoche Ltd. (Roche), markets oral calcitriol (brand name Rocaltrol®) and Teva Pharmaceuticals Industries Ltd., or Teva, markets generic oral calcitriol in the U.S. to manage secondary hyperparathyroidism in CKD patients. These two products are approved in the U.S. for the treatment of elevated parathyroid hormone in both end-stage renal disease and pre-dialysis CKD.

Therapeutics

Cerezyme.   Zavesca® is currently the only other marketed product aimed at treating Gaucher disease, however, we are aware of other on-going development efforts directed towards the treatment of the disease. Zavesca is a small molecule oral therapy developed by CellTech Group plc, which was acquired by UCB S.A. in 2004, and marketed by Teva in Israel and Actelion Ltd. in the U.S. and the European Union. Zavesca has been approved for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme. Shire has conducted a phase 1/2 clinical trial for its gene-activated human glucocerebrosidase (GA-GCB) product. Shire reported top-line data from this study and announced the initiation of a phase 3 study in the first quarter of 2007. In addition, Protalix Biotherapeutics Ltd. reported that a phase 1 trial with their plant-derived human glucocerebrosidase (prGCB) therapy (expressed and purified in a bioreactor system from transformed carrot cells) indicated its short term safety in healthy normal volunteers. A phase 3 trial is expected to begin in 2007. Amicus Therapeutics, Inc. also has announced plans to begin a phase 1 trial using an experimental pharmacological chaperone (AT-2101) in the first half of 2007. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. Orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the U.S. for seven years, expired in 2001. However, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013.

Fabrazyme.   Fabrazyme has marketing exclusivity in the U.S. until 2010 due to its orphan drug status. Replagal®, Shire’s enzyme replacement therapy for Fabry disease, competes with Fabrazyme in the European Union, Australia, Canada, Iceland, Israel, New Zealand, Norway, Romania, Switzerland, Brazil and Taiwan. Transkaryotic Therapies, Inc., prior to its acquisition by Shire, publicly announced that it had abandoned its efforts to obtain marketing approval in the U.S. In addition, Amicus Therapeutics is conducting two phase 2 studies of a small molecule treatment for Fabry disease, one in males and another in females.

Thyrogen.   Thyrogen has no competitive product in the market. The medical alternative to Thyrogen is to withdraw the patient from thyroid hormone replacement therapy, which makes the patient hypothyroid and may cause many of the co-morbidities associated with hypothyroidism.

Myozyme.   Myozyme has marketing exclusivity in the U.S. until 2013 and in the European Union until 2016 due to its orphan drug status. Amicus Therapeutics is conducting a phase 1 study of a small molecule treatment for Pompe disease.

Aldurazyme.   Aldurazyme has marketing exclusivity in the U.S. until 2010 and in the European Union until 2013 due to its orphan drug status.

Transplant

Thymoglobulin and Lymphoglobuline.   Several companies market products used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis AG’s Simulect®, Pfizer Inc.’s ATGAM® , Ortho Biotech’s Orthoclone OKT®3, Fresenius Biotech GmbH’s ATG-Fresenius S® and the Roche Group’s Zenapax®. Competition in the acute transplant rejection market is largely driven by product efficacy due to the potential for decreased long term survival of transplanted organs as the result of an acute organ rejection episode.

Biosurgery

Synvisc.   Current competition for Synvisc includes Supartz®, a product manufactured by Seikagaku Kogyo that is sold in the U.S. by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia S.p.A. and marketed in the U.S. by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., marketed in the U.S. by Johnson & Johnson and marketed outside the U.S. through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals in the U.S. and Europe; and Durolane®, manufactured by Q-Med AB and marketed outside the U.S. by Smith & Nephew Orthopedics. Durolane and Euflexxa, the most recently approved products in Europe and the U.S., respectively, are produced by bacterial fermentation, as opposed to Synvisc, which is avian-sourced. In addition, the treatment protocol for Durolane is a single-injection, as compared to Synvisc’s current three injection regimen (although it offers a shorter duration of pain relief). Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc. We are also unaware of any products that achieve our duration of efficacy with only three injections.

Sepra Products.   The Sepra products face competition from other adhesion prevention technologies. Another competitive factor affecting the adoption of Sepra products is the extent to which surgeons continue to treat patient conditions using procedures for which the Sepra products are indicated. For example, Seprafilm adhesion barrier is not indicated for use in laparoscopic procedures so adoption by surgeons of new laparoscopic procedures could have the effect of limiting Seprafilm adhesion barrier adoption.

Seprafilm does not have significant direct competition in the area of abdominal surgery in the U.S., but does compete with other products in other indications. Innovata plc has received FDA approval of Adept®, a liquid solution for adhesion reduction, in the U.S. for gynecologic laparoscopic adhesiolysis indications and has begun marketing the product through a global distribution agreement with Baxter. The labeled indications for Seprafilm and Adept are mutually exclusive, though off-label use of each may result in limited competition. Gynecare Worldwide, a division of Ethicon, Inc., a Johnson & Johnson company, markets Interceed®, a sheet adhesion barrier similar in intended use to Seprafilm, but is indicated only for selected open gynecological indications. In Japan, Seprafilm competes only with Interceed. Outside the U.S. and Japan, Seprafilm competes with several adhesion prevention products. Innovata’s Adept solution is approved in the European Union for abdominal and gynecological surgeries. FzioMed, Inc. has received CE Mark approval in the European Union for Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery and is conducting a pivotal clinical trial in the U.S. Fziomed has announced a global distribution agreement with Ethicon for distribution of Oxiplex/AP Gel. Confluent Surgical, Inc.’s Spraygel™, an adhesion barrier used in abdominopelvic procedures, is approved for sale in Europe. MAST Biosurgery AG’s bioresorbable film product, SurgiWrap™, is also CE marked with an indication for abdominal and pelvic adhesion prevention, but holds an FDA clearance as a surgical mesh in the U.S. Life Medical Sciences, Inc. is developing several adhesion prevention products, including REPEL™ for gynecologic surgery and REPEL-CV™ for cardiovascular surgery.  In addition, FzioMed’s Oxiplex®/SP Gel, an adhesion barrier for spine surgery, is approved for sale in the European Union and in other countries outside the U.S.

Genetics

The U.S. market for genetic and complex testing is highly competitive and is divided among many laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America Holdings (LabCorp). In addition, many hospitals provide some or all of these services through in-house laboratories. Competitive factors in the genetic and complex testing and diagnostic services business generally include reputation of the laboratory, range of services offered, pricing, managed care contracts, convenience of sample collection and pick-up, quality of analysis and reporting, timeliness of delivery of completed reports and levels of automation and information technology solutions.

Patents, License Agreements and Trademarks

In general, we pursue a policy of obtaining patent protection both in the U.S. and in selected countries outside the U.S. for subject matter we consider patentable and important to our business. Patents owned by us that we consider material include the following:

Renal

Renagel is protected by U.S. Patent Nos. 5,667,775 which expires on September 16, 2014; 5,496,545, 6,509,013 and 7,014,846 which expire August 11, 2013; 6,733,780, which expires on October 18, 2020; and corresponding international counterparts. Hectorol is protected by U.S. Patent Nos. 6,903,083 which expires on July 18, 2021; 5,602,116 which expires on February 11, 2014; 5,707,980 which expires on August 17, 2010; 5,869,473 which expires on August 2, 2008; 5,869,472 which expires on July 18, 2014, and corresponding international counterparts.

Therapeutics

Cerezyme is protected by U.S. Patent Nos. 5,236,838 which expires August 17, 2010; 5,549,892 which expires August 27, 2013; 6,451,600 which expires September 17, 2019; and corresponding international counterparts. Myozyme is protected by U.S. Patent No. 6,118,045 which expires July 31, 2016; and corresponding international counterparts. Thyrogen is protected by U.S. Patent Nos. 5,240,832 and 5,674,711 which expire on August 31, 2010; 5,602,006 which expires on August 19, 2014; and corresponding international counterparts.

Biosurgery

Synvisc is protected by U.S. Patent Nos. 5,143,724 which expires August 8, 2011; 5,399,351 which expires March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent Nos. 5,017,229 which expires May 21, 2008; 5,527,893 which expires June 18, 2013; 6,235,726 which expires September 18, 2007; and corresponding international counterparts.

Genetics

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

Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Item 1A., “Risk Factors,” of this report. We encourage you to read that discussion, which we are incorporating into this section by reference.

Our products and services are sold around the world under brand-name trademarks and service-marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it’s registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Campath®, MabCampath®, Clolar®, Synvisc®, Carticel®, MACI®, GlucaMesh®, GlucaTex®, Seprafilm®, Sepragel®, Seprapack®, Sepramesh®, Hylaform®, Hylashield®, Hylasome®, Captique®, Epicel®, OSOM®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, and Hectorol®, together with our trademarks, VERIGEN™, Thymoglobulin™, Lymphoglobuline™,  Mozobil™, Cholestagel™, Renvela™,

CF87™, Sepra™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, and BioMarin/Genzyme LLC’s registered trademark, Aldurazyme®,  in the aggregate, to be of material importance to our business.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products and services.

FDA Regulation

Most of our products and services require approval from the FDA and corresponding agencies in other countries before they can be marketed. In the U.S., we market products that the FDA classifies as either “drugs,” “biologics” or “devices.” The activities required before drugs or biologics may be marketed in the U.S. include:

•       preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;

•       the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug (IND) application;

•       adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

•       the submission of an NDA for a drug or a Biologics License Application (BLA) for a biologic; and

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

Regulation Outside of the U.S.

For marketing outside the U.S., we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the U.S. and may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many countries outside of the U.S., coverage, pricing and reimbursement approvals are also required.

Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union. European Union regulations and directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using either the centralized procedure of the EMEA or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for biotechnology derived products, results in a recommendation in all member states, while the European Union mutual recognition process involves country-by-country approval.

European Union regulations for products classified as medical devices have been implemented. Devices, such as our Sepra products, must receive market approval through a centralized procedure in which the device receives a CE Mark allowing distribution to all member states of the European Union. The CE Mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed “Notified Body” working within the European Union. After certification is received, a product dossier is reviewed that attests to the product’s compliance with European Union directive 93/42 EEC for medical devices. Only after this point is a CE Mark granted.

Other Government Regulation

Good Manufacturing Practices.   All facilities and manufacturing techniques used for the manufacture of Genzyme’s products must comply with applicable FDA regulations governing the production of pharmaceutical products known as “Good Manufacturing Practices.”

Orphan Drug Act.   The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the U.S. for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven year exclusive marketing period. We believe that the commercial success of our orphan drug products depends more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the U.S., including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulation of Diagnostic Testing Services.   The Clinical Laboratories Improvement Act of 1967, as amended in 1988 (CLIA) provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services (HHS). All of our clinical laboratories are CLIA approved, licensed by the College of American Pathologists and certified by the appropriate state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing.

In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the HHS’s Secretary’s Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary’s Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet made any final recommendations. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing, and establishing new regulatory guidelines for certain laboratory-developed tests. The latter potentially could bring under the scope of FDA regulation some tests that currently can be used without FDA approval. Increased FDA regulation of the reagents used in laboratory-developed testing could lead to increased costs and delays in introducing new tests, including genetic tests. In addition, the Medicare and Medicaid programs provide a substantial portion of reimbursement for our diagnostic products. Whether these programs pay for any particular test, and the amounts that they pay, may be unilaterally changed at any time.

Regulation of Diagnostic Products.   The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. Like other medical devices, in vitro diagnostic (IVD) products are divided into three classes according to the level of regulatory control needed to assure safety and effectiveness. Genzyme’s current IVD products are either Class I or Class II, and are either exempt from pre-market notification or require a 510(k) submission.

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

Sales, Marketing and Product Pricing

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Genzyme seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions, and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our practices might be challenged under anti-kickback or related laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Promotion of drugs for uses outside their labeled indications, so called “off-label” promotion, recently has led to several financially significant settlement agreements under the False Claims Act.

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

We participate in the Medicaid rebate program. Participation in this program has included extending comparable discounts under the Public Health Service (PHS) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (AMP) of that product, or if it is greater, the difference between AMP and the best price available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties for each claim containing false information. In addition, the minimum discount of 15.1% could be increased in the future, thereby increasing our discounts to the Medicaid program and to other entities that receive discounts comparable to the Medicaid rebate.

Part D of the Medicaid Prescription Drug, Improvement and Modernization Act, or Medicare Part D, also has made Medicare coverage available for the first time for a number of drugs, including Renagel and oral Hectorol beginning in 2006. Medicare Part D is administered by private vendors under contract with the U.S. government. Each vendor establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the vendor may modify from time-to-time. Renagel and Hectorol currently are well-positioned on the majority of formularies of nation-wide prescription drug plans participating in the Medicare Part D program as well as many of the large regional plans. The U.S. Congress could also significantly change the Medicare Part D program in the future, including requiring the federal government to negotiate discounts for our drugs or matching mandatory discounts to those required in other federal programs.

Employees

As of December 31, 2006, we, together with all of our consolidated subsidiaries, had approximately 9,000 employees worldwide.

Financial Information Regarding Segment Reporting

We have provided the information required by Item 101(b) of Regulation S-K in Note Q., “Segment Information,” to our Consolidated Financial Statements in the 2006 Genzyme Corporation Annual Report set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, “Financial Statements and Supplementary Data,” and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income and in Note I., “Investments in Marketable Securities and Strategic Equity Investments” to our Consolidated Financial Statements in the 2006 Genzyme Corporation Annual Report set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2006 Genzyme Corporation Annual Report under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations” and in Note Q., “Segment Information,” to our Consolidated Financial Statements set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Available Information

We file electronically with the SEC our annual report on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

We incorporate our disclosure related to risk factors into this section by reference from the 2006 Genzyme Corporation Annual Report under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Risk Factors,” which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations are conducted in manufacturing, warehousing, development/clinical plant, clinical laboratories, and research and office facilities that are located principally in: the U.S.; the United Kingdom; the Republic of Ireland; The Netherlands; Belgium; France; Canada; Switzerland; Germany; and Australia.

We lease all of our facilities except for certain facilities in:

•       Geel, Belgium (land subject to 99 year leasehold);

•       Haverhill and Maidstone, England;

•       Allston (land subject to 65 year leasehold), Framingham and Waltham, Massachusetts; Ridgefield, New Jersey; and Santa Fe, New Mexico in the U.S.; and

•       Waterford, Ireland (land subject to 999 year leasehold).

Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme, Myozyme and Thyrogen; renal products, including Renagel; and immunosuppressive agents, including Thymoglobulin and Lymphoglobuline, biomaterials, including Synvisc and the Sepra family of anti-adhesion products, bulk hyaluronic acid, cell processing services, including Carticel, MACI, and Epicel and genetic testing services. The facilities also are used for the receipt of contract manufactured products and materials for Hectorol, Renagel, Campath, and Clolar.

Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts and San Antonio, Texas in the U.S.; Naarden, The Netherlands; and Tokyo, Japan. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our product research and development activities primarily at our laboratory facilities in Framingham and Waltham, Massachusetts; San Antonio, Texas; and San Diego, California in the U.S. and at our Cambridge, U.K. facility. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have, or are in the process of developing or acquiring, adequate manufacturing capacity to support our requirements for the next several years.

Renal

We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. We also operate a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. All of our Renagel manufacturing facilities are operational, and have received all European and U.S. approvals material to such operations. A second tablet formulation facility is under construction in Waterford to provide additional capacity and security of supply. We are currently converting one of the bulk Renagel plants in Haverhill, England to enable it to also produce Renvela which is anticipated to receive approval in 2008.

We contract out the manufacturing and fill-finish work for the capsule formulation of Hectorol. We are in the process of evaluating options to obtain regulatory approval and secure the supply of Hectorol filled in vials instead of ampules. In addition, we are in the process of constructing our own manufacturing capacity for filling Hectorol in vials in Ridgefield, NJ.

Therapeutics

We manufacture Cerezyme, Fabrazyme and Myozyme at our multi-product manufacturing facility in Allston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 65-year lease, which expires in May 2057. We manufacture Thyrogen, Fabrazyme and Myozyme in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at our Allston facility. In 2005, we commenced the design and build-out of perfusion capacity at our Geel, Belgium facility to provide back-up and expansion to our Allston bulk capacity and purification systems.

At our Waterford, Ireland facility, we have installed new fill-finish capabilities for therapeutic proteins. We completed the qualification batches for the first product to be manufactured at the facility and received approval for manufacture of the first product, Thymoglobulin, from the FDA in 2006. We are in the process of transferring and qualifying additional products with additional approvals for Cerezyme and Myozyme anticipated in 2007.

Transplant

We manufacture Thymoglobulin and Lymphoglobuline at a leased facility in Lyon, France, and maintain administrative offices nearby. The majority of our fill-finish of Thymoglobulin is done at our Waterford facility. We plan to shift the remaining fill-finish work from Sanofi-Pasteur in France to our Waterford facility in 2007. We plan to complete acquisition of land in Lyon and to seek governmental approval to commence the construction of a new Thymoglobulin manufacturing facility with increased capacity in 2007.

Biosurgery

We produce Synvisc and other hyaluronan-based products in a manufacturing facility located in Ridgefield, New Jersey. We produce bulk hyaluronic acid and the Sepra family of products at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Genetics

Our genetic and oncology testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts; New York, New York; Tampa, Florida; Phoenix, Arizona; and Los Angeles, Orange, and Monrovia, California.

ITEM 3. LEGAL PROCEEDINGS

We periodically become subject to legal proceedings and claims arising in connection with our business.

Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court (MSC) in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors’ fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. The SJC heard oral arguments on December 4, 2006. A ruling on the appeal is anticipated in the first half of 2007. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc., or Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We filed a motion to dismiss the amended complaint and to oppose the class certification. The Court denied our motion to dismiss the amended complaint and certified this case as a class action on behalf of all shareholders who held Biosurgery Stock on May 8, 2003. We filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification decision, which has been denied. Discovery in this action is currently ongoing. We believe each of these cases is without merit and continue to defend against them vigorously.

On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT’s decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited’s appeal on March 11, 2004, rejecting portions of the OFT’s decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT. In response to the Tribunal’s decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during 2004 and 2005, of which approximately $6 million were paid in 2005. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the initial liability of approximately $11 million we recorded in

2003, and the additional liabilities totaling approximately $1 million we recorded in 2004 and 2005. Genzyme Limited decided not to appeal this decision. Arising out of the OFT decision, on April 5, 2006, Genzyme Limited received a damage claim from Genzyme Limited’s former distributor, Healthcare at Home. In the fourth quarter of 2006, Genzyme Limited paid Healthcare at Home approximately $14 million, inclusive of interest and legal costs in full and final settlement of all claims, of which approximately $6 million had been previously accrued and approximately $8 million was recorded as a charge to selling, general and administrative expenses, or SG&A, in our consolidated statements of operations in December 2006.

We are not able to predict the outcome of the pending legal proceeding listed here, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, we have no current accruals for these potential contingencies. We cannot provide you with assurance that the legal proceedings listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Set forth below is a list of individuals that are currently serving as our executive officers, or who served in such capacity during the fiscal year ended December 31, 2006:

Name	Age	Title
Henri A. Termeer	61	Chairman of the Board of Directors; President and Chief Executive Officer
Earl M. Collier, Jr.	59	Executive Vice President, Cardiovascular and Oncology
Zoltan A. Csimma	65	Chief Human Resources Officer; Senior Vice President
Georges Gemayel, Ph.D.	46	Executive Vice President, Therapeutics
Richard A. Moscicki, M.D.	55	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	61	Chief Scientific Officer; Senior Vice President, Research
Sandford D. Smith	59	Executive Vice President; President, International Group
Peter Wirth	56	Chief Legal Officer; Executive Vice President, Legal and Corporate Development; Secretary
Michael S. Wyzga	51	Chief Financial and Accounting Officer; Executive Vice President, Finance

Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board of Directors since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter International Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc. and the Federal Reserve Bank of Boston and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

Mr. Collier has served as Executive Vice President since July 1997, with responsibility for our Oncology and Cardiovascular businesses since August 2003 and our Genetics business since January 2007. He joined Genzyme in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999. He served as President of our former Genzyme Surgical Products division from June 1999 until December 2000. Mr. Collier was also responsible for our former Genzyme Tissue Repair division from December 1999 to December 2000. From December 2000 until August 2003, Mr. Collier served as President of our Genzyme Biosurgery business unit. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981. Mr. Collier is a director of Encorium Group, Inc., a contract research organization which provides independent clinical trial and product development services to the pharmaceutical, biotechnology and medical devices industries. He also serves on the board of deCODE genetics, a biotechnology company that applies gene discovery to the development of drugs and diagnostics for common diseases.

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

Dr. Gemayel serves as Executive Vice President with responsibility for our Renal, Therapeutics (excluding our lysosomal storage disorders business unit), Transplant and Biosurgery business units.  He joined us in August 2003 and served until February 2007 as Executive Vice President with responsibility for our Renal, Therapeutics (including our lysosomal storage disorders business unit) and Transplant business units. For sixteen years prior to joining Genzyme, Dr. Gemayel worked for Hoffmann-LaRoche, a leading healthcare company, where he served most recently from July 2000 until August 2003 as Vice President of the United States Specialty Care unit, and from January 1998 until July 2000 as General Manager of Hoffmann-LaRoche Portugal.

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

Mr. Sandford Smith has held the title as Executive Vice President since June 2006, Senior Vice President since January 2003 and President of our International Group since January 2000, with responsibility for the commercial activities for our lysosomal storage disorders, renal, transplant and biosurgery products outside of the United States, including in the Europe, Middle East, Asia Pacific and Latin America regions, as well as Canada. He joined us in April 1996 and served as Vice President and General Manager of our International Group and President of our Therapeutics business. Prior to joining

Genzyme, Mr. Smith served as President and Chief Executive Officer of Repligen Corporation. Before joining Repligen Corporation, Mr. Smith also served as Vice President of Business Development and Strategic Planning for Bristol-Myers Squibb Company.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which we refer to as Genzyme Stock, is traded on The Nasdaq Stock Market, Inc. (“NASDAQ®”) system under the symbol “GENZ”.

As of February 28, 2007, there were 3,474 stockholders of record of Genzyme Stock.

The following table sets forth, for the periods indicated, the high and low sale price of Genzyme Stock as reported by NASDAQ.

	High	Low
2006:
First Quarter	$75.34	$65.49
Second Quarter	68.47	54.64
Third Quarter	70.31	57.74
Fourth Quarter	70.50	59.71
2005:
First Quarter	$61.40	$55.15
Second Quarter	65.13	55.51
Third Quarter	76.17	58.61
Fourth Quarter	77.82	66.62

We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Plans” in the proxy statement for our 2007 annual meeting of shareholders.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended December 31, 2006, which is the fourth quarter of our fiscal year.

Stock Performance Graph

The graph below compares the five-year cumulative total shareholder returns for our common stock to that of the S&P 500 Composite Index and the NASDAQ® Pharmaceutical Index. The cumulative returns are based on a $100 investment on January 1, 2002, with all dividends being reinvested. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock. Prior to December 31, 2003, the Genzyme Stock prices used in this table reflect Genzyme General Stock before the elimination of our tracking stock structure. Information used in the graph was obtained from Standard and Poor’s  and the Nasdaq Global Select Stock Market®, sources we believe to be reliable, but we are not responsible for errors or omissions in such information.

Comparison of 5 Year Cumulative Total Return

ITEM 6.   SELECTED FINANCIAL DATA

We incorporate our Selected Financial Data into this section by reference from the 2006 Genzyme Corporation Annual Report under the heading “Genzyme Corporation and Subsidiaries—Consolidated Selected Financial Data,” which is included in Exhibit 13 to this Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We incorporate our Management’s Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from the 2006 Genzyme Corporation Annual Report under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations,” which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate our disclosure related to market risk into this section by reference from the 2006 Genzyme Corporation Annual Report under the headings “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Market Risk,” “—Interest Rate Risk,” “—Foreign Exchange Risk” and “—Equity Price Risk,” which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from the Genzyme Corporation and Subsidiaries Consolidated Financial Statements and notes thereto included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that: (1) our disclosure controls and procedures were effective as of December 31, 2006; and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The full disclosure of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 is set forth in the 2006 Genzyme Corporation Annual Report under the heading “Management’s Report on Internal Controls Over Financial Reporting,” which is included in Exhibit 13 to this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The attestation report of PricewaterhouseCoopers LLP is set forth in the 2006 Genzyme Corporation Annual Report under the heading “Report of Independent Registered Public Accounting Firm,” which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

We incorporate information regarding our directors and executive officers into this section by reference from the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the sections entitled “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2007 annual meeting of shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis” and related tables and narratives in the proxy statement for our 2007 annual meeting of shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the sections entitled “Stock Ownership” and “Equity Plans” in the proxy statement for our 2007 annual meeting of shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate information regarding transactions with related parties into this section by reference from the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2007 annual meeting of shareholders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate information regarding our audit committee’s pre-approval policies and procedures and the fees paid to our auditors from the section entitled “Independent Auditors” in the proxy statement for our 2007 annual meeting of shareholders.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). FINANCIAL STATEMENTS

We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from the 2006 Genzyme Corporation Annual Report:

*                    References are to page numbers in the 2006 Genzyme Corporation Annual Report, which is included in Exhibit 13 to this Annual Report on Form 10-K.

(a)(2). FINANCIAL STATEMENT SCHEDULES

The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of Exhibit 13 to this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Report of Independent Registered Public Accounting Firm	F-69
Schedule II—Valuation and Qualifying Accounts	F-141

*                    References are to page numbers in the 2006 Genzyme Corporation Annual Report, which is included in Exhibit 13 to this Annual Report on Form 10-K.

All other schedules are omitted as the information required is inapplicable or the information is presented in the Genzyme Corporation and Subsidiaries’ Consolidated Financial Statements or notes thereto.

(a)(3). EXHIBITS

The exhibits are listed below under Part IV, Item 15(b) of this Annual Report on Form 10-K.

(b). EXHIBITS

All other schedules are omitted as the information required is inapplicable or the information is presented in the Genzyme Corporation and Subsidiaries’ Consolidated Financial Statements or notes thereto. The exhibits are listed below under Part IV, Item 15(b) of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed July 1, 2004.
*4.1

Fourth Amended and Restated Renewed Rights Agreement dated May 28, 2004 between Genzyme and American Stock Transfer & Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Genzyme’s Registration Statement on Form 8-A/A filed on May 28, 2004.

*4.2

Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

*4.3	Indenture, dated December 9, 2003, between Genzyme and U.S. Bank National Association. Filed as Exhibit 4.1 to Genzyme’s Form 8-K filed December 10, 2003.
*4.3.1

First Supplemental Indenture, dated as of May 28, 2004, to Indenture relating to our 1.25% Senior Convertible Notes, dated as of December 9, 2003, between Genzyme and U.S. Bank National Association, as Trustee. Filed as Exhibit 4.1 to Genzyme’s Form 8-K filed June 18, 2004.

*4.4

Registration Rights Agreement, dated December 9, 2003, between Genzyme and UBS Securities LLC on behalf of itself and several other Initial Purchasers. Filed as Exhibit 10.1 to Genzyme’s Form 8-K filed December 10, 2003.

*10.1

Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface’s Registration Statement on Form S-1 (File No. 33-55874).

*10.1.1

Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.1 to Genzyme’s Form 10-K for 2003.

*10.1.2

Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.2 to Genzyme’s Form 10-K for 2003.

*10.1.3

Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.3 to Genzyme’s Form 10-K for 2003.

*10.1.4

Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.4 to Genzyme’s Form 10-K for 2003.

10.1.5	Lease Agreement dated November 30, 2005, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed herewith.
*10.2

Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme’s Form 10-K for 1993.

*10.2.1

First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.

*10.2.2

Second Amendment to Lease, dated December 22, 1997, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.

*10.3

Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L’Etoile, Lyon, France. Filed as Exhibit 10.4 to Genzyme’s Form 10-K for 2003.

*10.3.1

Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. Filed as Exhibit 10.4.1 to Genzyme’s Form 10-K for 2003.

*10.4	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.4 to Genzyme’s Form 10-K for 2005.
*10.4.1	First Amendment to Lease, dated August 1, 2003, to the Lease dated August 28, 2000, by and between Genzyme and Kendall Square LLC. Filed as Exhibit 10.5.1 to Genzyme’s Form 10-K for 2004.
*10.5

Underlease of 50 Gibson Drive, Kings Hill Business Park, West Malling, Kent, U.K., dated January 19, 2001, by and among Genzyme Limited, Liberty Property Limited Partnership and Kings Hill Estate Management Company Limited. Filed as Exhibit 10.1 to Genzyme’s
Form 10-Q for the quarter ended September 30, 2005.

*10.5.1

Deed of Variation of Underlease dated January 19, 2001, and Agreement for Lease, each dated August 22, 2005, by and between Genzyme Limited and Kent City Council (successors to Liberty Property Limited Partnership). Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2005.

*10.6

Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford), by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

*10.7

Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/k/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

*10.8

Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

*10.9

Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford), by and between the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

*10.10

Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford) by the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.

10.11.1	Amendment of Leases dated as of December 17, 2004, between One Kendall Square Associates, LLC and Genzyme. Filed herewith.
10.11.2	Second Amendment of Leases dated as of July 25, 2005, between One Kendall Square Associates, LLC and Genzyme. Filed herewith.
10.11.3	Third Amendment of Leases dated as of January 4, 2007, between RB Kendall Fee, LLC, successor to One Kendall Square Associates, LLC, and Genzyme. Filed herewith.
10.12	1997 Equity Incentive Plan, as amended. Filed herewith.
*10.13	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.
*10.13.1	Form of Nonstatutory Stock Option for grants under Genzyme’s 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.
10.14	2001 Equity Incentive Plan, as amended. Filed herewith.
10.14.1	Form of Incentive Stock Option for grants to executive officers under Genzyme’s 2001 Equity Incentive Plan. Filed herewith.
10.14.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme’s 2001 Equity Incentive Plan. Filed herewith.
*10.15	2004 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.
10.15.1	Form of Incentive Stock Option for grants to executive officers under Genzyme’s 2004 Equity Incentive Plan. Filed herewith.
10.15.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme’s 2004 Equity Incentive Plan. Filed herewith.
*10.16	1999 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.11 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.
*10.17	1996 Directors’ Deferred Compensation Plan, as amended. Filed as Exhibit 10.20 to Genzyme’s Form 10-K for 2004.
*10.18	Executive Employment Agreement, dated January 1, 1990, between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme’s Form 10-K for 1990.

*10.19	Executive Employment Agreement, dated January 1, 1996, between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended March 31, 1996.
*10.20	Form of Indemnification Agreement between Genzyme and its executive officers. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2004.
*10.21	Form of Severance Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2002.
*10.22

Information regarding certain executive compensation matters, including 2007 salaries and incentive bonus targets for Genzyme’s named executive officers. Filed with Genzyme’s
Form 8-K filed on December 8, 2006.

*10.22.1

Information regarding certain executive compensation matters, including actual 2006 salaries and incentive bonuses for Genzyme’s named executive officers. Filed with Genzyme’s Form 8-K filed on February 28, 2007.

*10.23	Collaboration Agreement, dated September 4, 1998, among Genzyme, BioMarin and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin’s Registration Statement on Form S-1 (File No. 333-77701).**
*10.24	Supply Agreement, dated January 24, 2006, by and between Cambrex Charles City, Inc. and Genzyme. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2006.**
*10.25	Contract Manufacturing Agreement dated September 14, 2001, as amended, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme’s Form 10-K for 2002.**
*10.25.1

Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme’s Form 10-K for 2003.**

*10.25.2

Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme’s Form 10-K for 2003.**

*10.25.3

Fourth Amendment, dated July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme’s Form 10-K for 2004.**

*10.25.4

Amended and Restated Contract Manufacturing Agreement signed as of December 15, 2006, between Genzyme (as successor to GelTex) and The Dow Chemical Company. Filed with Genzyme’s Form 8-K filed on December 15, 2006.**

*10.26

Credit Agreement, dated July 14, 2006, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. Filed with Genzyme’s Form 8-K filed on July 19, 2006.

*10.27	North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme and Wyeth. Filed as Exhibit 10.31 to Genzyme’s Form 10-K for 2004.**
*10.28	Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.**
13	Portions of the 2006 Genzyme Corporation Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Furnished herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
99	Financial statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 (unaudited). Filed herewith.

*                    Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**             Confidential treatment has been requested or granted for the deleted portions of Exhibits 10.23 through 10.25.4, 10.27 and 10.28.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.13 through 10.22.1 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: March 1, 2007	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ HENRI A. TERMEER	Director and Principal Executive	March 1, 2007
Henri A. Termeer	Officer
/s/ MICHAEL S. WYZGA	Principal Financial and Accounting	March 1, 2007
Michael S. Wyzga	Officer
/s/ DOUGLAS A. BERTHIAUME	Director	March 1, 2007
Douglas A. Berthiaume
Director
Henry E. Blair
/s/ GAIL K. BOUDREAUX	Director	March 1, 2007
Gail K. Boudreaux
/s/ ROBERT J. CARPENTER	Director	March 1, 2007
Robert J. Carpenter
/s/ CHARLES L. COONEY	Director	March 1, 2007
Charles L. Cooney
/s/ VICTOR J. DZAU	Director	March 1, 2007
Victor J. Dzau
/s/ CONNIE MACK III	Director	March 1, 2007
Connie Mack III
/s/ RICHARD F. SYRON	Director	March 1, 2007
Richard F. Syron