Form 10-Q
period 2007-03-31
GENZYME CORP
filed 2007-05-08
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of Genzyme Stock outstanding as of April 30, 2007: 264,047,459

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our” and “Genzyme” refer to Genzyme Corporation as a whole, and “our board of directors” refers to the board of directors of Genzyme Corporation. Genzyme Corporation has one outstanding series of common stock, which we refer to as “Genzyme Stock.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements regarding:

•                    our plans to seek marketing approvals for our products in additional jurisdictions, including Myozyme;

•                    our plans and our anticipated timing for pursuing additional indications and uses for our products and services, including Synvisc, Campath and Clolar;

•                    the timing and availability of data from clinical trials;

•                    the anticipated drivers for future growth of our products, including Renagel, Hectorol, Synvisc and Thymoglobulin;

•                    estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services, including Myozyme;

•                    our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

•                    estimates of the potential markets for our products and services;

•                    our ability to meet the expected demand for Myozyme;

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

•                    expected future revenues, operations, expenditures and expenses, and the assumptions underlying those estimates;

•                    projected future earnings and earnings per share;

•                    our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 157, regarding fair value measurements, and FAS 159, regarding the fair value option for financial assets and financial liabilities:

•                    our sales and marketing plans;

•                    our expected future contingent payment to Synpac (North Carolina), Inc., or Synpac; and

•                    our expected future payments related to our acquisitions, including milestone and royalty payments to the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B, and Wyeth, and employee benefits and leased facilities acquired from AnorMED Inc., or AnorMED, and the expected timing of these payments.

These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

•                    our ability to successfully complete preclinical and clinical development of our products and services;

•                    our ability to secure regulatory approvals for our products, services and manufacturing facilities, and to do so on the anticipated timeframes;

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

We provide more detailed descriptions of these and other risks and uncertainties in Part II. Item 1A. “Risk Factors,” of this report. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

The U.S. Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed or will file with them. The information that we refer you to is “incorporated by reference” into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Campath®, Clolar®, Synvisc®, Seprafilm® and Hectorol® are registered trademarks, and Lymphoglobuline™, Thymoglobulin™, Sepra™, Mozobil™ and Synvisc-One™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Net product sales	$798,190	$657,335
Net service sales	75,881	68,822
Research and development revenue	9,112	4,685
Total revenues	883,183	730,842
Operating costs and expenses:
Cost of products sold	154,724	120,512
Cost of services sold	47,739	46,438
Selling, general and administrative	269,021	230,669
Research and development	166,120	152,323
Amortization of intangibles	50,017	52,692
Total operating costs and expenses	687,621	602,634
Operating income	195,562	128,208
Other income (expenses):
Equity in income of equity method investments	5,612	2,246
Minority interest	3,912	2,446
Gains on investments in equity securities, net	12,788	7,942
Other	(525)	(139)
Investment income	16,219	10,078
Interest expense	(4,188)	(4,438)
Total other income	33,818	18,135
Income before income taxes	229,380	146,343
Provision for income taxes	(71,193)	(45,369)
Net income	$158,187	$100,974
Net income per share:
Basic	$0.60	$0.39
Diluted	$0.57	$0.37
Weighted average shares outstanding:
Basic	263,476	259,709
Diluted	279,924	276,809
Comprehensive income, net of tax:
Net income	$158,187	$100,974
Other comprehensive income (loss):
Foreign currency translation adjustments	12,610	27,642
Other, net of tax	198	(58)
Unrealized gains on securities, net of tax:
Unrealized gains arising during the period, net of tax	9,878	7,361
Reclassification adjustment for gains included in net income, net of tax	(8,161)	(3,596)
Unrealized gains on securities, net of tax	1,717	3,765
Other comprehensive income	14,525	31,349
Comprehensive income	$172,712	$132,323

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$687,765	$492,170
Short-term investments	162,729	119,894
Accounts receivable, net	787,712	746,746
Inventories	405,016	374,644
Prepaid expenses and other current assets	112,481	119,122
Deferred tax assets	130,852	136,925
Total current assets	2,286,555	1,989,501
Property, plant and equipment, net	1,670,848	1,610,593
Long-term investments	599,631	673,540
Notes receivable—related party	7,052	7,290
Goodwill, net	1,301,653	1,298,781
Other intangible assets, net	1,454,383	1,492,038
Deferred tax assets—noncurrent	22,032	—
Investments in equity securities	81,227	66,563
Other noncurrent assets	51,284	52,882
Total assets	$7,474,665	$7,191,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,820	$98,063
Accrued expenses	484,820	477,442
Income taxes payable	46,574	54,853
Deferred revenue and other income	35,780	14,855
Current portion of long-term debt and capital lease obligations	6,327	6,226
Total current liabilities	661,321	651,439
Long-term debt and capital lease obligations	117,653	119,803
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	6,422	6,675
Deferred tax liabilities	—	10,909
Other noncurrent liabilities	52,818	51,651
Total liabilities	1,528,214	1,530,477
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,637	2,630
Additional paid-in capital	5,185,584	5,106,274
Notes receivable from stockholders	(15,209)	(15,057)
Accumulated earnings	504,709	312,659
Accumulated other comprehensive income	268,730	254,205
Total stockholders’ equity	5,946,451	5,660,711
Total liabilities and stockholders’ equity	$7,474,665	$7,191,188

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$158,187	$100,974
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	81,919	82,391
Stock-based compensation	40,737	32,622
Provision for bad debts	2,041	1,749
Equity in income of equity method investments	(5,612)	(2,246)
Minority interest	(3,912)	(2,446)
Gains on investments in equity securities, net	(12,788)	(7,942)
Deferred income tax benefit	(24,328)	(24,350)
Tax benefit from employee stock-based compensation	3,715	6,996
Excess tax benefits from stock-based compensation	(264)	(2,892)
Other	1,049	1,548
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(37,806)	(15,813)
Inventories	(25,048)	(9,035)
Prepaid expenses and other current assets	(15)	(1,465)
Income taxes payable	29,734	41,108
Accounts payable, accrued expenses and deferred revenue	(9,803)	(67,169)
Cash flows from operating activities	197,806	134,030
Cash Flows from Investing Activities:
Purchases of investments	(187,380)	(286,820)
Sales and maturities of investments	219,440	232,145
Purchases of equity securities	(17,518)	(4,392)
Proceeds from sales of investments in equity securities	16,121	26,356
Purchases of property, plant and equipment	(82,982)	(65,309)
Distributions from equity method investments	6,000	8,000
Purchases of other intangible assets	(12,207)	(19,177)
Other	603	1,864
Cash flows from investing activities	(57,923)	(107,333)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	27,765	28,104
Excess tax benefits from stock-based compensation	264	2,892
Payments of debt and capital lease obligations	(2,117)	(858)
Increase (decrease) in bank overdrafts	29,528	(542)
Minority interest contributions	4,136	2,467
Other	2,482	768
Cash flows from financing activities	62,058	32,831
Effect of exchange rate changes on cash	(6,346)	1,099
Increase in cash and cash equivalents	195,595	60,627
Cash and cash equivalents at beginning of period	492,170	291,960
Cash and cash equivalents at end of period	$687,765	$352,587

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

•       Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Thyrogen;

•       Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of rejection in organ transplantation and other auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin;

•       Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel and Matrix-induced Autologous Chondrocyte Implantation, or MACI; and

•       Genetics, which provides testing services for the oncology, prenatal and reproductive markets.

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

These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2006 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

2.   Basis of Presentation and Significant Accounting Policies (Continued)

Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. As a result of our adoption of FASB Interpretation No., or FIN, 46, “Consolidation of Variable Interest Entities,” we also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% interest, we record minority interest in our statements of operations for the ownership interest of the minority owner. We use the equity method to account for investments in entities in which we have a substantial ownership interest (20% to 50%) which do not fall in the scope of FIN 46, or over which we exercise significant influence. Our consolidated net income includes our share of the earnings of these entities. All intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain 2006 data to conform to our 2007 presentation.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For more information regarding the impact the adoption of FIN 48 had on our results of operations, financial condition and liquidity, see Note 13., “Provision for Income Taxes,” in this report.

Recent Accounting Pronouncements

FAS 157, “Fair Value Measurements.”   In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements regarding fair value measurements. FAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”   In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 is effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 may have on our financial position and results of operations.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

3.   Stock-Based Compensation

Stock-Based Compensation Expense, Net of Estimated Forfeitures

We recorded pre-tax stock-based compensation expense, net of estimated forfeitures, which were allocated based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Pre-tax stock-based compensation expense, net of estimated forfeitures(1):
Cost of products and services sold(2)	$(5,896)	$(2,303)
Selling, general and administrative	(22,499)	(19,447)
Research and development	(12,312)	(10,857)
Total	(40,707)	(32,607)
Less: tax benefit of stock options	12,432	10,348
Stock-based compensation expense, net of tax	$(28,275)	$(22,259)
Per basic share	$(0.11)	$(0.09)
Per diluted share	$(0.10)	$(0.08)

(1)          We also capitalized stock-based compensation expense to inventory of $2.9 million for the three months ended March 31, 2007 and $2.7 million for the three months ended March 31, 2006, all of which is attributable to participating employees that support our manufacturing operations.

(2)          We amortize stock-based compensation expense capitalized to inventory based on inventory turns.  For the three months ended March 31, 2007, pre-tax stock-based compensation expense, net of estimated forfeitures, charged to cost of products and services sold includes the amortization of $3.4 million of pre-tax stock-based compensation expense previously capitalized to inventory in the third quarter of 2006. There were no similar amounts for the three months ended March 31, 2006, because we did not begin amortizing stock-based compensation expense capitalized to inventory until July 2006.

At March 31, 2007, there was $236.6 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which are expected to be recognized over a weighted average period of 2.2 years.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

4.   Net Income Per Share

The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income—basic	$158,187	$100,974
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,886	1,874
Net income—diluted	$160,073	$102,848
Shares used in computing net income per common share—basic	263,476	259,709
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686
Stock options(1)	6,751	7,403
Warrants and stock purchase rights	11	11
Dilutive potential common shares	16,448	17,100
Shares used in computing net income per common share—diluted(1)	279,924	276,809
Net income per share:
Basic	$0.60	$0.39
Diluted	$0.57	$0.37

(1)          We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during each such period (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Shares of Genzyme Stock issuable upon exercise of outstanding options	13,483	7,863

5.   Mergers and Acquisitions

Acquisition of AnorMED

In November 2006, we acquired AnorMED, a publicly-held chemical-based biopharmaceutical company based in Langley, British Columbia, Canada with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED’s common stock outstanding on the date of acquisition and $5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED’s cash and cash equivalents totaling $20.2 million. We accounted for the acquisition as a business combination and accordingly, included its  results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands, except share data):

Purchase of 43,272,085 shares of AnorMED common stock	$584,173
Acquisition costs	5,000
Total purchase price	$589,173
Cash and cash equivalents	$20,220
Other current assets	6,340
Property, plant and equipment	758
Goodwill	31,779
Other intangible assets (to be amortized over 10 years)	3,500
In-process research and development	552,900
Deferred tax assets—noncurrent	27,380
Other noncurrent assets	573
Assumed liabilities:
Deferred tax liability	(25,288)
Liabilities for exit activities	(7,809)
Other	(21,180)
Allocated purchase price	$589,173

The allocation of purchase price was adjusted in March 2007 to:

•       write off $2.1 million of fixed assets associated with the acquisition;

•       revise the estimated liabilities related to exit activities by $1.3 million; and

•       adjust deferred taxes by $(0.7) million.

The purchase price, as adjusted, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $31.8 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States and certain European countries. In exchange for the sales and marketing rights, we made up-front payments totaling $127.0 million in cash to Wyeth and have also accrued contingent royalty payments to Wyeth totaling $130.8 million, of which $126.5 million had been paid as of March 31, 2007. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheets as of March 31, 2007 include a total of $258.1 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $299.2 million, whichever comes first.

The reacquired Synvisc distribution rights qualify as an asset rather than an acquired business. As a result, we do not provide pro forma results for our reacquisition of the Synvisc distribution rights.

In-Process Research and Development

In connection with five of our acquisitions since 2004, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2004 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch	Estimated Cost to Complete
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2008-2013	$125
		26.1	AMD070 (HIV)(2)	15%	—	—
		$552.9
Avigen (2005)	$12.0	$7.0	AV201 (Parkinson’s disease)	N/A	2016	$74
Bone Care (2005)	$712.3	$12.7	LR-103 (secondary
			hyperparathyroidism)	25%	2012	$15
Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014	$20-$35
ILEX Oncology (2004)	$1,080.3	$96.9	Campath (alemtuzumab)	11%	2009-2011	$194
		113.4	Clolar	12%	2008-2011	$99
		44.2	Tasidotin	16%	2011-2014	$44
		$254.5

(1)                Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability-adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

(2)                Year of expected launch and estimated cost to complete data is not provided for AMD070 at this time because we are assessing our future plans for this program.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

Exit Activities

In connection with our acquisitions of SangStat Medical Corporation, or SangStat, in 2003 and AnorMED in 2006, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase or Business Combination,” and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2005	$2,249	$199	$8,117	$10,565
Acquisition(1)	6,478	—	—	6,478
Revision of estimates	(165)	(132)	(750)	(1,047)
Payments	(2,457)	(43)	(7,367)	(9,867)
Balance at December 31, 2006	6,105	24	—	6,129
Revision of estimates	—	1,307	—	1,307
Payments	(3,740)	—	—	(3,740)
Balance at March 31, 2007	$2,365	$1,331	$—	$3,696

(1)          We expect to pay employee related benefits related to the acquisition of AnorMED through 2008.

Pro Forma Financial Summary

The following pro forma financial summary is presented as if the acquisition of AnorMED was completed as of January 1, 2006. These pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to the acquisition of AnorMED, such as IPR&D charges of $552.9 million, are included in the following pro forma financial summary as of January 1, 2006 (amounts in thousands, except per share amount):

Three Months Ended
March 31, 2006
Total revenues	$731,076
Net loss	$(310,361)
Net loss per share—basic and diluted	$(1.20)
Weighted average shares outstanding	259,709

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

6.   Inventories

	March 31,	December 31,
	2007	2006
	(Amounts in thousands)
Raw materials	$110,776	$100,698
Work-in-process	111,287	119,510
Finished goods	182,953	154,436
Total	$405,016	$374,644

7.   Goodwill and Other Intangible Assets

Goodwill

The following tables contains the change in our goodwill during the three months ended March 31, 2007 (amounts in thousands):

	As of December 31, 2006	Adjustments	As of March 31, 2007
Renal	$305,528	$—	$305,528
Therapeutics	354,709	—	354,709
Transplant(1)	157,591	2,699	160,290
Biosurgery	7,585	—	7,585
Other(2)	473,368	173	473,541
Goodwill	$1,298,781	$2,872	$1,301,653

(1)          The adjustment to goodwill for Transplant includes purchase accounting adjustments from the November 2006 acquisition of AnorMED. We recorded $2.7 million of adjustments to the goodwill associated with AnorMED, primarily due to $2.1 million to write off fixed assets associated with the acquisition and $1.3 million of revisions to the estimates of liabilities related to exit activities, offset by $0.7 million to adjust deferred taxes.

(2)          The adjustments to Other goodwill primarily include contingent payments related to our acquisition of Equal Diagnostics, Inc., and foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

7.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,505,973	$(453,913)	$1,052,060	$1,505,748	$(424,650)	$1,081,098
Patents	194,560	(91,401)	103,159	194,560	(87,063)	107,497
Trademarks	60,227	(32,774)	27,453	60,227	(31,439)	28,788
License fees	77,849	(22,443)	55,406	77,807	(20,597)	57,210
Distribution rights(1)	272,588	(97,118)	175,470	260,073	(85,543)	174,530
Customer lists(2)	67,082	(27,035)	40,047	90,783	(48,760)	42,023
Other	2,046	(1,258)	788	2,045	(1,153)	892
Total	$2,180,325	$(725,942)	$1,454,383	$2,191,243	$(699,205)	$1,492,038

(1)          Includes an additional $12.5 million of intangible assets resulting from additional payments made or accrued in the first quarter of 2007 in connection with our reacquisition of the Synvisc sales and marketing rights in several countries from Wyeth in January 2005.

(2)          Reflects the write off, during the first quarter of 2007, of $23.7 million of fully amortized customers lists, related to our acquisition of Bone Care in July 2005.

All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

•       $50.0 million for the three months ended March 31, 2007; and

•       $52.7 million for the three months ended March 31, 2006.

The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2007, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1)
2007 (remaining nine months)	$150,329
2008	207,037
2009	214,420
2010	227,321
2011	235,862
Thereafter	616,633

(1)          Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth, and for the Myozyme patent and technology rights pursuant to a license

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

7.   Goodwill and Other Intangible Assets (Continued)

agreement with Synpac based on forecasted future sales of Myozyme and the milestone payments we will be required to make to Synpac related to regulatory approvals. These contingent payments will be recorded as intangible assets when the payments are accrued. Estimated future amoritization expense also includes estimated amortization expense for other arrangements involving contingent payments.

8.   Investments in Equity Securities

We recorded the following net realized gains on investments in equity securities during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Therapeutic Human Polyclonals, Inc. (THP)	$10,848	$—
BioMarin Pharmaceutical Inc. (BioMarin)	—	6,417
Other	1,940	1,525
Gains on investments in equity securities, net	$12,788	$7,942

In March 2007, we recorded a $10.8 million gain in connection with the sale of the entire investment in the capital stock of THP held by our wholly-owned subsidiary, SangStat Medical, LLC, which had a zero cost basis, for net cash proceeds of $10.8 million.

At March 31, 2007, our stockholders’ equity includes $21.8 million of unrealized gains and $0.6 million of unrealized losses related to our strategic investments in equity securities.

9.   Agreements with and Note Receivable from Dyax Corp

Agreements with Dyax Corp

In 2003, we acquired a 49.99% interest in Dyax-Genzyme LLC, a joint venture with Dyax Corp, or Dyax, for the development of DX-88 for hereditary angioedema, or HAE, and other chronic inflammatory diseases.

In February 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC effective February 20, 2007. In connection with this termination, we made a capital contribution of approximately $17 million in cash to Dyax-Genzyme LLC and Dyax purchased our interest in the joint venture for 4.4 million shares of Dyax common stock, valued at $16.9 million, based on the closing price of Dyax common stock on February 23, 2007. Dyax now owns all of the assets of the joint venture, including worldwide rights to develop and commercialize DX-88. Pursuant to the termination agreement, we agreed to:

•       a 5 year standstill period during which we will not acquire any additional shares of Dyax;

•       not enter into any future licensing or collaboration arrangements for the prevention and or treatment of hereditary, acquired or drug-induced angioedema for 2 years; and

•       negotiate in good faith a transitional services agreement for us to provide certain services to Dyax.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

9.   Agreements with and Note Receivable from Dyax Corp (Continued)

Prior to February 20, 2007, in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” we consolidated the assets related to Dyax-Genzyme LLC, which were not significant and consisted primarily of lab equipment net of their associated accumulated depreciation. We also recorded Dyax’s portion of this joint venture’s losses as minority interest in our consolidated statements of operations through February 20, 2007.

Note Receivable from Dyax

In May 2002, we extended to Dyax a $7.0 million line of credit. Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note were due, together with any accrued but unpaid interest, in May 2005. In May 2005, Dyax exercised its right to extend the maturity of the note from May 2005 to May 2007.

In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to, extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and  replace the original collateral on the note with a letter of credit from a major bank for $7.0 million plus 90 days of interest at Prime Rate plus 2%.

As of March 31, 2007, $7.1 million of principal and accrued interest receivable remains due to us from Dyax under this note, which we have recorded as a note receivable-related party in our unaudited, consolidated balance sheet. The termination of our participation and interest in the joint venture with Dyax has no effect on the note receivable.

We considered Dyax to be a related party as of March 31, 2007, because the chairman and chief executive officer of Dyax was a member of our board of directors. As of March 31, 2007, as a result of the additional 4.4 million shares of Dyax common stock we received in connection with the termination of our participation and interest in Dyax-Genzyme LLC, our ownership interest in Dyax was approximately 10%.

10.   Joint Venture with BioMarin

We and BioMarin formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income of equity method investments in our unaudited, consolidated statements of operations. Our portion of BioMarin/Genzyme LLC’s net income was $6.1 million for the three months ended March 31, 2007, as compared to $3.4 million for the same period of 2006. During the three months ended March 31, 2007, we received $6.0 million of cash distributions from BioMarin/Genzyme LLC.

Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue	$26,822	$21,332
Gross margin	20,523	14,945
Operating expenses	(8,474)	(8,370)
Net income	12,220	6,733

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

11.   Revolving Credit Facility

As of March 31, 2007, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of March 31, 2007, we were in compliance with these covenants.

12.   Commitments and Contingencies

Legal Proceedings

We periodically become subject to legal proceedings and claims arising in connection with our business.

Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors’ fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the Superior Court of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. The SJC heard oral arguments on December 4, 2006. A ruling on the appeal is anticipated in the first half of 2007. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We filed a motion to dismiss the amended complaint and to oppose the class certification. The Court denied our motion to dismiss the amended complaint and certified this case as a class action on behalf of all shareholders who held Biosurgery Stock on May 8, 2003. We filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification decision, which has been denied. Discovery in this action is currently ongoing. A trial in this matter is currently scheduled for August 2007. We believe each of these cases is without merit and continue to defend against them vigorously.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

12.   Commitments and Contingencies (Continued)

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

13.   Provision for Income Taxes

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Provision for income taxes	$71,193	$45,369
Effective tax rate	31%	31%

Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

•       our provision for state income taxes;

•       the tax benefits from export sales;

•       the tax benefits from domestic production activities;

•       benefits related to tax credits;

•       income and expenses taxed at rates other than the U.S. statutory tax rate; and

•       non-deductible stock-based compensation expenses totaling $7.8 million for the three months ended March 31, 2007 and $5.5 million for the three months ended March 31, 2006.

Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FASB Staff Position, or FSP, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” or FSP FIN 48-1, and $8.1 million resulting from our settlement of the IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future periods. These gross unrealized tax benefits did not change significantly during the three months ended March 31, 2007.

We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three months ended March 31, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and March 31, 2007 were not significant.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

13.   Provision for Income Taxes (Continued)

We are subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions, however, our only significant tax jurisdiction is the United States. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are currently under IRS audit for tax years 2004 to 2005, and in certain state and foreign jurisdictions from 2003 forward. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations.

14.   Segment Information

In accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have five reporting segments as described in Note 1., “Description of Business,” to these financial statements.

We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Renal	$165,677	$137,590
Therapeutics	429,517	345,633
Transplant	41,277	34,266
Biosurgery	98,393	90,536
Genetics	66,158	57,452
Other	81,858	65,322
Corporate	303	43
Total	$883,183	$730,842
Income (loss) before income taxes:
Renal	$59,645	$31,798
Therapeutics	287,349	230,954
Transplant(1)	(4,814)	4,434
Biosurgery(1)	9,757	4,051
Genetics	3,742	(1,772)
Other	(5,444)	(10,515)
Corporate(2)	(120,855)	(112,607)
Total	$229,380	$146,343

(1)          The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

(2)          Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of the stock-based compensation expense, as well as net gains on investments in equity securities, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES
Notes to Unaudited, Consolidated Financial Statements (Continued)

14.   Segment Information (Continued)

Segment Assets

We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31,	December 31,
	2007	2006
Segment Assets(1):
Renal	$1,258,407	$1,380,003
Therapeutics	1,136,342	1,094,520
Transplant	414,578	410,436
Biosurgery	470,903	477,334
Genetics	131,417	133,839
Other	921,868	851,343
Corporate(2)	3,141,150	2,843,713
Total	$7,474,665	$7,191,188

(1)          Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)          Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments, net property, plant and equipment and net deferred tax assets.

Segment assets for Corporate consist of the following (amounts in thousands):

	March 31,	December 31,
	2007	2006
Cash, cash equivalents, short- and long-term investments	$1,450,125	$1,285,604
Deferred tax assets, net	220,436	136,925
Property, plant & equipment, net	1,080,676	1,036,182
Investments in equity securities	81,227	66,563
Other	308,686	318,439
Total	$3,141,150	$2,843,713

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF GENZYME CORPORATION
AND SUBSIDIARIES’ FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under “Risk Factors” below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under “Note Regarding Forward-Looking Statements” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

•       Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of rejection in organ transplantation and other auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin;

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

MERGERS AND ACQUISITIONS

Acquisition of AnorMED

In November 2006, we acquired AnorMED, a publicly-traded chemical-based biopharmaceutical company based in Langley, British Columbia, Canada with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED’s common stock outstanding on the date of acquisition and

$5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED’s cash and short-term investments totaling $20.2 million. As part of the transaction, we acquired Mozobil, a late-stage product candidate in development for hematopoietic stem cell transplantation, which we have added to our Transplant business. Multiple earlier studies showed that Mozobil rapidly increases the number of stem cells that move out of the bone marrow and into a patient’s blood, which is an important step in preparing a patient for a stem cell transplant. We included AnorMED’s results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

The allocation of purchase price was adjusted in March 2007 to:

•       write off $2.1 million of fixed assets associated with the acquisition;

•       revise the estimated liabilities related to exit activities by $1.3 million; and

•       adjust deferred taxes by $(0.7) million.

The purchase price, as adjusted, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $31.8 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States and certain European countries. In exchange for the sales and marketing rights, we made up-front payments totaling $127.0 million in cash to Wyeth and have also accrued contingent royalty payments to Wyeth totaling $130.8 million, of which $126.5 million had been paid as of March 31, 2007. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheets as of March 31, 2007 includes a total of $258.1 million for the initial and contingent royalty payments (made and accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $299.2 million, whichever comes first.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our critical accounting policies and significant judgments and estimates are set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in Exhibit 13 to our 2006 Form 10-K. Additional information regarding significant judgments, estimates and updates to our policies for Revenue Recognition and Income Taxes are included below. Excluding these additional disclosures, there have been no significant changes to our other critical accounting policies or significant judgments and estimates since December 31, 2006.

Revenue Recognition

Product Sales

The timing of product shipments and receipts by the customer can have a significant impact on the amount of revenue recognized in a particular period. A significant portion of our products are sold at least in part through wholesalers and specialty distributors, along with direct sales to hospitals, homecare providers, government agencies and physicians. Consequently, our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of our major distributors and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions or other factors.  Inventory in the distribution channel consists of inventory held by wholesalers and specialty distributors, who are our customers, and inventory held by their retail customers, such as pharmacies and hospitals. Our revenue in a particular period can be impacted by increases or decreases in channel inventories.  Significant increases in wholesaler or retail inventories could result in reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

We use a variety of data sources to determine the amount of inventory in the distribution channel. For most product lines, we receive data on sales and inventory levels directly from our primary customers. For key product lines in our Therapeutics and Renal areas, our data sources also include prescription and wholesaler data purchased from external data providers. As part of our efforts to limit the amount of Therapeutics and Renal inventory held by distributors and to gain improved visibility into the distribution channel, we have executed agreements to limit the amounts of inventory they carry and provide ongoing reports to verify distributor inventory levels and sales data.

Product Sales Allowances

Sales of many biotechnology products in the United States are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. We and other biotechnology companies in the U.S. market are also required to provide statutorily defined rebates and discounts to various U.S. government agencies in order to participate in the Medicaid program and other government-funded programs. In most international markets, we operate in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.  The sensitivity of our estimates can vary by program, type of customer and geographic location. Estimates associated with Medicaid and other government allowances may become subject to adjustment in a subsequent period due to the time delay between the recording of the accrual and its ultimate settlement.

We record product sales net of the following significant categories of product sales allowances:

•       Contractual adjustments—We offer chargebacks and contractual discounts and rebates, which we collectively refer to as contractual adjustments, to certain private institutions and various government agencies in both the United States and international markets. We record chargebacks and contractual discounts as allowances against accounts receivable in our consolidated balance sheets. We account for rebates by establishing an accrual for the amounts payable by us to these agencies and institutions, which is included in accrued liabilities in our consolidated balance sheets. We estimate the allowances and accruals for our contractual adjustments based on historical experience and current contract prices, using both internal data as well as information obtained from external sources, such as independent market research agencies and data from wholesalers. We continually monitor the adequacy of these estimates and adjust the allowances and accruals periodically throughout each quarter to reflect our actual experience.  In evaluating these allowances and accruals, we consider several factors, including significant changes in the sales performance of our products subject to contractual adjustments, inventory in the distribution channel, changes in U.S. and foreign healthcare legislation impacting rebate or allowance rates, changes in contractual discount rates and the estimated lag time between a sale and payment of the corresponding rebate;

•       Discounts—In some countries, we offer cash discounts for certain products as an incentive for prompt payment, which are generally a stated percentage off the sales price. We account for cash discounts by reducing accounts receivable by the full amounts of the discounts. We consider payment performance and adjust the accrual to reflect actual experience; and

•       Sales returns—We record allowances for product returns as a reduction of revenue at the time product sales are recorded. The product returns reserve is estimated based on the returns policies for our individual products and our experience of returns for each of our products. If the history of product returns changes, the reserve is adjusted appropriately. We determine our estimates of the sales return accrual for new products primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Product sales allowances:
Contractual adjustments	$55,864	$44,360
Discounts	33,345	24,805
Sales returns	1,717	4,393
Total product sales allowances	$90,926	$73,558
Total gross product sales	$889,116	$730,893
Product sales allowances as a percent of total gross product sales	10%	10%

Total estimated product sales allowance reserves and accruals in our consolidated balance sheet increased to approximately $145 million as of March 31, 2007, as compared to approximately $129 million as of December 31, 2006, primarily due to increased product sales. Historically, our actual results have not varied significantly from the reserves provided for our product sales allowances. However, if our historical trends are not indicative of the future, our actual product sales are materially different from projected amounts, or if our estimates prove to be materially different than actual occurrence, our results could be affected. To illustrate our sensitivity to changes in the product sales allowances and accruals process, a 1% change in the total provision for product sales allowances we recognized would have an approximately $9 million effect on our consolidated income before taxes for the three months ended March 31, 2007, as compared to an approximately $32 million effect on our consolidated loss before taxes for the year ended December 31, 2006.

Distributor Fees

EITF Issue No. 01-09, “Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor’s Products)” specifies that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

•       the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration; and

•       the vendor can reasonably estimate the fair value of the benefit received.

We record fees paid to our distributors for services as a charge to selling, general and administrative expenses, or SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$3,092	$2,188
Charged to SG&A	2,976	2,546
Total distributor fees	$6,068	$4,734

Income Taxes

Effective January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal expertise, experience, judgment and assistance from professional advisors. Estimates are refined as additional information becomes known. Any outcome upon settlement that differs from our best estimate may result in additional or lower tax expense in future periods.

As of January 1, 2007, we had approximately $36.5 million of total gross unrecognized tax benefits. We continue to recognize interest related to unrecognized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future periods. We continue to recognize interest related to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits included in our provision for income taxes for the three months ended March 31, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and March 31, 2007 were not significant.

A.   RESULTS OF OPERATIONS

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

The components of our total revenues are described in the following table:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Product revenue	$798,190	$657,335	21%
Service revenue	75,881	68,822	10%
Total product and service revenue	874,071	726,157	20%
Research and development revenue	9,112	4,685	94%
Total revenues	$883,183	$730,842	21%

Product Revenue

We derive product revenue from sales of:

•       Renal products, including Renagel for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis, Hectorol for the treatment of secondary hyperparathyroidism in patients on dialysis and those with chronic kidney disease, or CKD, and bulk sevelamer;

•       Therapeutics products, including Cerezyme for the treatment of Gaucher disease, Fabrazyme for the treatment of Fabry disease, Myozyme for the treatment of Pompe disease and Thyrogen, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

•       Transplant products for the treatment of immune-mediated diseases, primarily Thymoglobulin, which induces immunosuppression of certain types of cells responsible for organ rejection in transplant patients;

•       Biosurgery products, including orthopaedic products, such as Synvisc, and the Sepra line of products, such as Seprafilm; and

•       Other products, including:

•        diagnostic products, including infectious disease and cholesterol testing products;

•        oncology products, including Campath for the treatment of B-cell chronic lymphocytic leukemia in patients who have been treated with alkylating agents and who have failed fludarabine therapy, and Clolar for the treatment of children (ages 1-21) with refractory or relapsed acute lymphoblastic leukemia after at least two prior regimens; and

•        bulk pharmaceuticals, including WelChol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

The following table sets forth our product revenue on a reporting segment basis:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$137,384	$118,655	16%
Hectorol	28,293	18,904	50%
Total Renal	165,677	137,559	20%
Therapeutics:
Cerezyme	263,791	239,009	10%
Fabrazyme	100,664	80,503	25%
Thyrogen	26,338	22,993	15%
Myozyme	37,919	2,051	>100%
Other Therapeutics	167	77	>100%
Total Therapeutics	428,879	344,633	24%
Transplant:
Thymoglobulin/Lymphoglobuline	39,442	32,860	20%
Other Transplant	1,655	1,406	18%
Total Transplant	41,097	34,266	20%
Biosurgery:
Synvisc	53,596	53,263	1%
Sepra products	23,115	19,415	19%
Other Biosurgery	10,572	6,974	52%
Total Biosurgery	87,283	79,652	10%
Other product revenue	75,254	61,225	23%
Total product revenue	$798,190	$657,335	21%

Renal

Sales of Renagel, including sales of bulk sevelamer, increased 16% to $137.4 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to a $19.9 million increase related to increased customer volume, of which $14.2 million is primarily attributable to increased end-user demand worldwide, and $5.7 million is attributable to a 9.5% price increase for Renagel in the United States, which became effective in December 2006. The 9% increase in the Euro against the U.S. dollar for the three months ended March 31, 2007, as compared to the same period of 2006, positively impacted Renagel revenue by $3.1 million in the first quarter of 2007. Sales of Renagel, including sales of bulk sevelamer, were 17% of our total product revenue for the three months ended March 31, 2007, as compared to 18% for the same period of  2006.

Hectorol, used to treat secondary hyperparathyroidism in patients on dialysis and those with CKD, is sold by our sales representatives to nephrologists in the United States. Sales of Hectorol increased 50% to $28.3 million for the three months ended March 31, 2007 as compared to $18.9 million for the same period of 2006, primarily due to higher end-user demand.

We conducted a 2,100-patient post-marketing study of Renagel called the Dialysis Clinical Outcomes Revisited, or DCOR, trial, which evaluated the ability of Renagel to improve patient morbidity and mortality and compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We released top-line data from this trial in July 2005 and presented the data at the American Society of Nephrology meeting in November 2005. While the study did not meet its primary end-point of a statistically significant reduction in mortality from all causes, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in mortality from all causes in patients 65 years of age or older and in patients using Renagel for two years or more. The DCOR study included morbidity data from the Centers for Medicare and Medicaid Services, or CMS, which were presented at the 2006 American Society of Nephrology, or ASN, meeting. This data showed patients receiving Renagel experienced lower rates of hospitalization, fewer days in the hospital, and reduced overall healthcare expenditures compared to patients treated with calcium-based phosphate binders. In early 2007, Kidney International published findings from the Renagel in New Dialysis, or RIND, study that showed a significantly lower rate of death among patients using Renagel from the time they began dialysis compared with those using calcium-based phosphate binders.

We expect sales of Renagel and Hectorol to increase, driven primarily by growing patient access to these products, including through the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of our DCOR trial and the growing acceptance of the National Kidney Foundation’s 2003 Kidney Disease Outcome Quality Initiative, or K/DOQI, Guidelines for Bone Metabolism and Disease in CKD and the RIND study. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss some of these competitors under the heading “Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors” in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers, could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

Therapeutics product revenue increased 24% to $428.9 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen and to the launch of Myozyme in the European Union, United States and Canada in 2006.

The 10% growth in sales of Cerezyme to $263.8 million for the three months ended March 31, 2007, as compared to the same period of 2006, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The 9% increase in the Euro against the U.S. dollar for the three months ended March 31, 2007, as compared to the same period of 2006, positively impacted Cerezyme revenue by $7.4 million.

Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 33% of our total product revenue for the three months ended March 31, 2007, and 36% for the three months ended March 31, 2006. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have developed or have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss some of these competitors under the heading “Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors,” in this report.

The 25% increase to $100.7 million for the three months ended March 31, 2007 in sales of Fabrazyme, as compared to the same period of 2006, was primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. In addition, we recognized $2.5 million in March 2007 upon receiving reimbursement approval for past shipments of Fabrazyme in Canada. The 9% increase in the Euro against the U.S. dollar for the three months ended March 31, 2007, as compared to the same period of 2006, positively impacted Fabrazyme revenue by $2.3 million.

Sales of Thyrogen increased 15% to $26.3 million for the three months ended March 31, 2007, as compared to the same period of 2006, due to worldwide volume growth. The 9% increase in the Euro against the U.S. dollar during the three months ended March 31, 2007, as compared to the same period of 2006, did not have a material impact on Thyrogen revenue.

Sales of Myozyme were $37.9 million for the three months ended March 31, 2007 as compared to $2.1 million for the three months ended March 31, 2006. In March 2006, we received marketing authorization for Myozyme in the European Union. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. In April 2006, the FDA granted marketing approval for Myozyme. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In April 2007, Myozyme was approved for commercial sale in Japan and we expect to launch the product there following receipt of pricing approval. We expect to file for approval in several additional countries in 2007. The 9% increase in the Euro against the U.S. dollar during the three months ended March 31, 2007, as compared to the same period of 2006, positively impacted Myozyme revenue by $1.9 million.

We currently manufacture Myozyme in the United States. We expect to begin Myozyme fill-finish at our facility in Waterford, Ireland in the third quarter of 2007, and to commence Myozyme engineering runs at our protein manufacturing facility in Geel, Belgium later this year. In addition, in the third quarter of 2007, we plan to file for approval to expand manufacturing capacity at our existing manufacturing facility in Allston, Massachusetts to enable us to meet the expected demand for Myozyme in the U.S. market going forward. We anticipate receiving a decision from the FDA on that application by the end of 2007 and are taking several steps to optimize supply for the U.S. market during the review period. Highest priority will be placed on ensuring that the treatment is available for all patients currently on Myozyme therapy, and for those in most urgent medical need, including all those who are 18 years or younger. Some will access Myozyme produced at our expanded Allston facility during the review period through a clinical program designed to allow access prior to approval of the manufacturing process.

Transplant

Transplant product revenue increased 20% to $41.1 million for the three months ended March 31, 2007, as compared to the same period of 2006. The increase is primarily due to a $4.9 million increase in Thymoglobulin revenue as a result of a 4% price increase for Thymoglobulin in the United States which became effective in February 2007, a 7% price increase internationally for Thymoglobulin and increased utilization of Thymoglobulin in transplant procedures worldwide.

We expect sales of Thymoglobulin to increase, driven primarily by our continued entry into new geographical markets, together with an overall growth in solid organ and living donor renal transplants.

Biosurgery

Biosurgery product revenue increased 10% to $87.3 million for the three months ended March 31, 2007, as compared to the same period of 2006. The increase was largely attributable to a $4.2 million increase in sales of Seprafilm and a $3.3 million increase in revenue related to our hyaluronic acid, or HA, products. The $4.2 million increase in Seprafilm revenue is primarily due to greater penetration into the United States and Japanese markets. The increase in revenue related to our HA products is primarily due to the increase in orders for HA powder.

Synvisc sales were stable for the three months ended March 31, 2007, as compared to the same period of 2006. Currently, Synvisc is delivered through three injections at one-week intervals. In November 2006 we completed a pivotal trial evaluating Synvisc-One, a single-injection regimen of Synvisc, which showed that patients who received a single-injection regimen of Synvisc achieved a statistically significant improvement in pain from osteoarthritis of the knee in 26 weeks compared to those using placebo. We anticipate filing for approval of Synvisc-One in the U.S. in the first half of 2007 and in the European Union in the second half of 2007. We expect to launch this product in the European Union by the end of 2007 and in the United States in the first quarter of 2008. The clinical advantages of Synvisc-One have the potential to expand the market for Synvisc.

We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. We discuss some of these competitors under the heading “Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors,’’ included in this report.

Other Product Revenue

Other product revenue increased 23% to $75.3 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to a 24%, or $5.4 million, increase in sales of bulk pharmaceuticals, including WelChol. The increase in sales of bulk pharmaceuticals was primarily due to a 67%, or $6.0 million, increase for the three months ended March 31, 2007, of bulk sales of and royalties earned on WelChol due to an increased demand from our U.S. marketing partner, Sankyo Pharma, Inc. In addition, oncology product revenue increased 72% to $16.7 million for the three months ended March 31, 2007, as compared to the same period of 2006, due to an increase in demand for Campath and Clolar.

Service Revenue

We derive service revenue primarily from the following sources:

•       sales of MACI, a proprietary cell therapy product for cartilage repair in Europe and Australia, Carticel for the treatment of cartilage damage, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

•       genetic and pathology/oncology testing services, which are included in our Genetics reporting segment.

The following table sets forth our service revenue on a segment basis:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Renal	$—	$31	(100)%
Biosurgery	9,362	10,880	(14)%
Genetics	66,158	57,452	15%
Other	361	459	(21)%
Total service revenue	$75,881	$68,822	10%

Service revenue attributable to our Biosurgery reporting segment decreased 14% to $9.4 million for the three months ended March 31, 2007, as compared to the same period of 2006. The decrease is primarily due to a decline in sales of Epicel due to a decrease in patients requiring this service.

Service revenue attributable to our Genetics reporting segment increased 15% to $66.2 million for the three months ended March 31, 2007, as compared to the same period of 2006. The increase was primarily attributable to continued growth in sales of DNA and cancer testing services as well as the prenatal screening and diagnosis market.

International Product and Service Revenue

A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
International product and service revenue	$411,019	$326,680	26%
% of total product and service revenue	47%	45%

The 26% increase to $411.0 million in international product and service revenue for the three months ended March 31, 2007, as compared to the same period of 2006, is primarily due to an $81.0 million increase in the combined international sales of Cerezyme, Fabrazyme and Myozyme primarily due to an increase in the number of patients using these products in countries outside of the United States.

The Euro increased 9% against the U.S. dollar for the three months ended March 31, 2007, as compared to the same period of 2006, positively impacting total product and service revenue by $18.0 million.

Research and Development Revenue

The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Therapeutics	$638	$1,000	(36)%
Transplant	180	—	N/A
Biosurgery	1,748	4	>100%
Other	6,243	3,638	72%
Corporate	303	43	>100%
Total research and development revenue	$9,112	$4,685	94%

Total research and development revenue increased $4.4 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to increases in revenue recognized by our Biosurgery reporting segment and Other research and development revenue. The increase in our biosurgery research and development revenue is for work done related to dermal filler products as a result of new contracts entered into with Mentor Corporation in September 2006, for which there was no comparable amount in the first quarter of 2006. Other research and development revenue for the three months ended March 31, 2007, includes $4.2 million of revenue for research and development work related to alemtuzumab for the treatment of multiple sclerosis that we perform on behalf of Bayer Schering Pharma AG. Other research and development revenue also includes revenue related to our pharmaceuticals and cardiovascular businesses.

MARGINS

The components of our total margins are described in the following table:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Product margin	$643,466	$536,823	20%
% of total product revenue	81%	82%
Service margin	$28,142	$22,384	26%
% of total service revenue	37%	33%
Total product and service gross margin	$671,608	$559,207	20%
% of total product and service revenue	77%	77%

Product Margin

Our overall product margin increased $106.6 million, or 20%, for the three months ended March 31, 2007, as compared to the same period of 2006. This is primarily due to:

•       improved margins for Hectorol and Renagel due to price increases, increased customer volume and increased efficiency at our global manufacturing facilities as well as the favorable foreign exchange rate for the Euro against the U.S. dollar;

•       an increase in product margin for Cerezyme, Fabrazyme and Thyrogen due to increased sales and improved unit costs;

•       improved margins for Myozyme due to the launch of Myozyme in the European Union, United States and Canada in 2006;

•       an increase in product margin for Seprafilm and other HA products due to increased sales; and

•       an increase in product margin for our oncology business due to the increase in global sales of Campath and Clolar.

These increases in product margin were partially offset by a $3.5 million increase in stock-based compensation expenses compared to the same period of 2006.

Total product margin as a percentage of product revenue for the three months ended March 31, 2007 decreased slightly due to an increase in sales of higher cost Thymoglobulin product that was manufactured in our Waterford, Ireland plant and was sold in 2007.

The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

Our overall service margin increased $5.8 million, or 26%, for the three months ended March 31, 2007, as compared to the same period of 2006. This is primarily due to the increase in revenue from our DNA and cancer testing services as well as the prenatal screening and diagnosis market in 2007.

Total service margin as a percent of total service revenue increased for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to a decrease in payroll costs related to Genetics services.

OPERATING EXPENSES

Selling, General and Administrative Expenses

The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$269,021	$230,669	17%
% of total revenue	30%	32%

SG&A increased $38.4 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to increases of:

•       $6.2 million for Renal products, primarily due to continued support of Renal’s international business operations growth;

•       $8.9 million for Therapeutics products, primarily due to expenses incurred to prepare to launch Myozyme in additional countries during 2007;

•       $2.9 million for Transplant products, primarily due to expenses resulting from the acquisition of AnorMED in November 2006. Additional expenses were incurred for marketing and pre-launch activities for Mozobil in 2007. Also contributing to this increase is spending on additional personnel to support the expansion of Thymoglobulin into new markets; and

•       $15.6 million for Corporate SG&A, primarily due to a $10.4 million increase in spending on employee benefits, information technology and legal expenses as well as a $3.1 million increase in stock-based compensation expenses.

Research and Development Expenses

The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Research and development expenses	$166,120	$152,323	9%
% of total revenue	19%	21%

Research and development expenses increased $13.8 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to:

•       an $8.2 million increase in spending on certain Therapeutics research and development programs, including $2.0 million in spending for the Myozyme program and $3.2 million of spending for DX-88 for the treatment of HAE as program costs planned for late 2006 were shifted to 2007;

•       a $7.4 million increase in spending on Transplant research and development programs, primarily due to our acquisition of AnorMED in November 2006;

•       a $4.9 million increase in sepending on Other research and development programs, primarily on alemtuzumab for the treatment of multiple sclerosis; and

•       a $1.0 million increase in spending on Corporate research and development programs primarily due to a $1.5 million increase in stock-based compensation expenses.

These increases were partially offset by a $6.1 million decrease in spending on our Renal programs due to the termination of our collaboration with RenaMed Biologics, Inc., or RenaMed, in 2006 and a decrease in research and development expenses of $2.0 million with respect to certain Therapeutics research and development programs, including $1.7 million on our Cerezyme program, as patients completed clinical studies during the second quarter of 2006, resulting in a decrease in spending on follow-up monitoring.

Amortization of Intangibles

The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Amortization of intangibles	$50,017	$52,692	(5)%
% of total revenue	6%	7%

Amortization of intangibles expense decreased $2.7 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to the write off in the first quarter of 2007, of $23.7 million of fully amortized customer lists related to our acquisition of Bone Care in July 2005.

As discussed in Note 7., “Goodwill and Other Intangible Assets,” to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights acquired pursuant to a license agreement with Synpac by taking into account forecasted future sales of Synvisc and Myozyme, respectively, and the resulting estimated future contingent payments we will be required to make to Wyeth and Synpac. As a result, we expect amortization of intangibles to fluctuate over the next five years based on these future contingent payments.

Purchase of In-Process Research and Development

In connection with five of our acquisitions since 2004, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

The following table sets forth IPR&D projects for companies and certain assets acquired since 2004 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch	Estimated Cost to Complete
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2008-2013	$125
		26.1	AMD070 (HIV)(2)	15%	—	—
		$552.9
Avigen (2005)	$12.0	$7.0	AV201 (Parkinson’s disease)	N/A	2016	$74
Bone Care (2005)	$712.3	$12.7	LR-103 (secondary hyperparathyroidism)	25%	2012	$15
Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014	$20-$35
ILEX Oncology (2004)	$1,080.3	$96.9	Campath (alemtuzumab)	11%	2009-2011	$194
		113.4	Clolar	12%	2008-2011	$99
		44.2	Tasidotin	16%	2011-2014	$44
		$254.5

(1)                Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability-adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

(2)                Year of expected launch and estimated cost to complete data is not provided for AMD070 at this time because we are assessing our future plans for this program.

OTHER INCOME AND EXPENSES

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Equity in income of equity method investments	$5,612	$2,246	>100%
Minority interest	3,912	2,446	60%
Gains on investments in equity securities, net	12,788	7,942	61%
Other	(525)	(139)	>100%
Investment income	16,219	10,078	61%
Interest expense	(4,188)	(4,438)	(6)%
Total other income	$33,818	$18,135	86%

Equity in Income of Equity Method Investments

Under this caption, we record our portion of the results of our joint ventures with BioMarin and Medtronic, Inc., or Medtronic and our investment in Peptimmune, Inc., or Peptimmune.

Equity in income of equity method investments increased more than 100% to $5.6 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to an increase of $2.7 million in our portion of the net income of BioMarin/Genzyme LLC attributable to increased sales of Aldurazyme.

Minority Interest

In February 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC effective February 20, 2007. In connection with this termination, we made a capital contribution of approximately $17 million in cash to Dyax-Genzyme LLC, and Dyax purchased our interest in the joint venture for 4.4 million shares of Dyax common stock, valued at $16.9 million, based on the closing price of Dyax common stock on February 23, 2007. Prior to February 20, 2007, in accordance with FIN 46R, we consolidated the assets related to Dyax-Genzyme LLC, which were not significant and consisted primarily of lab equipment net of their associated accumulated depreciation, and recorded Dyax’s portion of this joint venture’s losses as minority interest in our consolidated statements of operations through February 20, 2007.

Gains on Investments in Equity Securities, net

We recorded the following net realized gains on investments in equity securities during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
THP	$10,848	$—
BioMarin	—	6,417
Other	1,940	1,525
Gains on investments in equity securities, net	$12,788	$7,942

In March 2007, we recorded a $10.8 million gain in connection with the sale of the entire investment in the capital stock of  THP held by our wholly-owned subsidiary, SangStat Medical, LLC, which had a zero cost basis, for net cash proceeds of $10.8 million.

Investment Income

Our investment income increased 61% to $16.2 million for the three months ended March 31, 2007, as compared to $10.1 million for the same period of 2006, primarily due to higher average cash balances and an increase in our average portfolio yield.

Interest Expense

Our interest expense decreased 6% to $4.2 million for the three months ended March 31, 2007, as compared to $4.4 million for the same period of 2006, primarily due to a $1.4 million decrease in capitalized interest and a $0.2 million decrease in interest related to our 2003 revolving credit facility, which was terminated in July 2006. These decreases were offset in part by a $1.4 million increase in interest expense related to asset retirement obligations, for which there was no similar amount in 2006.

Provision for Income Taxes

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	% Change
	(Amounts in thousands)
Provision for income taxes	$71,193	$45,369	57%
Effective tax rate	31%	31%

Our effective tax rate for all periods varies from the U.S. statutory tax rate as a result of:

•       our provision for state income taxes;

•       the tax benefits from export sales;

•       the tax benefits from domestic production activities;

•       benefits related to tax credits;

•       income and expenses taxed at rates other than the U.S. statutory tax rate; and

•       non-deductible stock-based compensation expenses totaling $7.8 million for the three months ended March 31, 2007 and $5.5 million for the three months ended March 31, 2006.

Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FSP FIN 48-1, and $8.1 million resulting from settlement of our IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future periods. These gross unrealized tax benefits did not change significantly during the three months ended March 31, 2007.

We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three months ended March 31, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and March 31, 2007 were not significant.

We are subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions, however, our only significant tax jurisdiction is the United States. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are currently under IRS audits for tax years 2004 to 2005, and in certain state and foreign jurisdictions from 2003 forward. We believe that we have provided sufficiently for all audit exposures and assessments. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax provisions. Any such tax or tax benefit would be recorded upon final resolution of the audits or expiration of the applicable statute of limitations.

Management has concluded that it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

B.   Liquidity and Capital Resources

We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.5 billion at March 31, 2007 and $1.3 billion at December 31, 2006.

The following is a summary of our statements of cash flows for the three months ended March 31, 2007 and 2006.

Cash Flows from Operating Activities

Cash flows from operating activities are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$158,187	$100,974
Non-cash charges	82,557	85,430
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(42,938)	(52,374)
Cash flows from operating activities	$197,806	$134,030

Cash provided by operating activities increased $63.8 million for the three months ended March 31, 2007, as compared to the same period of 2006, primarily driven by a $57.2 million increase in earnings, excluding non-cash charges, and a $9.4 million decrease in cash used for working capital.

Cash Flows from Investing Activities

Cash flows from investing activities are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$32,060	$(54,675)
Net sales (purchases) of investments in equity securities	(1,397)	21,964
Purchases of property, plant and equipment	(82,982)	(65,309)
Distributions from equity method investments	6,000	8,000
Purchases of other intangible assets	(12,207)	(19,177)
Other investing activities	603	1,864
Cash flows from investing activities	$(57,923)	$(107,333)

For the three months ended March 31, 2007, capital expenditures and acquisitions accounted for significant cash outlays for investing activities. During the three months ended March 31, 2007, we used:

•       approximately $17 million for a capital contribution in connection with the termination of our participation and interest in Dyax-Genzyme LLC;

•       $83.0 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom and Belgium, and the construction of a new research and development facility in Framingham, Massachusetts; and

•       $12.2 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth.

These decreases in cash were partially offset by cash provided by:

•       $32.1 million in cash from the net sales of investments; and

•       $6.0 million of cash distributions from our joint venture with BioMarin.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash flows from financing activities:
Proceeds from issuance of common stock	$27,765	$28,104
Excess tax benefits from stock-based compensation	264	2,892
Payments of debt and capital lease obligations	(2,117)	(858)
Increase (decrease) in bank overdrafts	29,528	(542)
Minority interest contributions	4,136	2,467
Other financing activities	2,482	768
Cash flows from financing activities	$62,058	$32,831

Dyax

Agreements with Dyax

In February 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC effective February 20, 2007. In connection with this termination, we made a capital contribution of approximately $17 million in cash to Dyax-Genzyme LLC and Dyax purchased our interest in the joint venture for 4.4 million shares of Dyax common stock, valued at $16.9 million, based on the closing price of Dyax common stock on February 23, 2007. Dyax now owns all of the assets of the joint venture, including worldwide rights to develop and commercialize DX-88. Pursuant to the termination agreement, we agreed to:

•       a 5 year standstill period during which we will not acquire any additional shares of Dyax;

•       not enter into any future licensing or collaboration arrangements for the prevention and or treatment of hereditary, acquired or drug-induced angioedema for 2 years; and

•       negotiate in good faith a transitional services agreement for us to provide certain services to Dyax.

Note Receivable from Dyax

In May 2002, we extended to Dyax a $7.0 million line of credit. Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note were due, together with any accrued but unpaid interest, in May 2005. In May 2005, Dyax exercised its right to extend the maturity of the note from May 2005 to May 2007.

In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to, extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and replace the original collateral on the note with a letter of credit from a major bank for $7.0 million plus 90 days of interest at Prime Rate plus 2%.

As of March 31, 2007, $7.1 million of principal and accrued interest receivable remains due to us from Dyax under this note which we have recorded as a note receivable-related party in our unaudited, consolidated balance sheet. The termination of our participation and interest in the joint venture with Dyax had no effect on the note receivable.

We considered Dyax to be a related party as of March 31, 2007, because the chairman and chief executive officer of Dyax was a member of our board of directors. As of March 31, 2007, as a result of the additional 4.4 million shares of Dyax common stock we received in connection with the termination of our participation and interest in Dyax-Genzyme LLC, our ownership interest in Dyax was approximately 10%.

Revolving Credit Facility

As of March 31, 2007, no amounts were outstanding under our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of March 31, 2007, we were in compliance with these covenants.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Liquidity and Capital Resources” in Exhibit 13 to our 2006 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights, and to the former shareholders of Surgi.B related to our acquisition of the rights to Surgi.B’s hernia repair products as described above, as of March 31, 2007 there have been no material changes to our contractual obligations since December 31, 2006.

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

•       contingent payments under license and other agreements;

•       expanding staff; and

•       working capital, including satisfaction of our obligations under capital and operating leases.

Our cash reserves may be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. The notes are initially convertible into Genzyme Stock at a conversion price of approximately $71.24 per share. Holders of the notes may require us to repurchase all or any part of the notes for cash, common stock, or a combination, at our option, on December 1, 2008, 2013 or 2018, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through the date prior to the date of repurchase. Additionally, upon a change of control, each holder may require us to repurchase for cash, at 100% of the principal amount of the notes plus accrued interest, all or a portion of the holder’s notes. On or after December 1, 2008, we may redeem for cash at 100% of the principal amount of the notes plus accrued interest, all or part of the notes that have not been previously converted or repurchased.

In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you details on one pending legal proceeding in the notes to our consolidated financial statements.

To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46R are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46R are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income/losses of these entities in the line item “Equity in income (loss) of equity method investments” in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

FAS 157, “Fair Value Measurements.”   In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements regarding fair value measurements. FAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”   In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 is effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 may have on our financial position and results of operations.

RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $263.8 million for the quarter ended March 31, 2007, representing approximately 33% of our consolidated total product revenue. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our results of operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several products and services, we will not meet our financial goals.

Over the next few years, our success will depend substantially on our ability to increase revenue from many different products and services. These products and services include Renagel, Synvisc, Fabrazyme, Aldurazyme, Myozyme, Hectorol, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

•       acceptance by the medical community of each product or service;

•       the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

•       our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

•       regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory authorities of these products and the facilities in which these products are manufactured;

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

Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Clolar and alemtuzumab, pursuing marketing approval for our products in new jurisdictions and developing next generation products such as Renvela and Synvisc-One. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

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

Renagel competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure on hemodialysis. Fresenius Medical Care markets PhosLo®, a calcium-based phosphate binder. Shire Pharmaceuticals Group plc, or Shire, markets

Fosrenol®, a non-calcium based phosphate binder. Renagel also competes with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium.

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

UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire reported top-line data from a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease, and announced initiation of a phase 3 study in 2007. We are also aware of other development efforts aimed at treating Gaucher disease.

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

Current competition for Synvisc includes Supartz®, a product manufactured by Seikagaku Kogyo that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., and marketed in the United States by Johnson & Johnson and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals and marketed in the United States and Europe; and Durolane®, manufactured by Q-Med AB and distributed outside the United States by Smith & Nephew Orthopedics. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

Several companies market products that, like Thymoglobulin and Lymphoglobuline, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis’ Simulect®, Pfizer Inc.’s ATGAM®, Ortho Biotech’s Orthoclone OKT®3, Fresenius Biotech GmbH’s ATG-Fresenius S® and the Roche Group’s Zenapax®. Competition in the acute transplant rejection market is driven largely by product efficacy due to the potential decreased long-term survival of transplanted organs as the result of an acute organ rejection episode.

The examples above are illustrative. Almost all of our products and services face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating LSDs that are more effective, convenient or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our results of operations.

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

•       limiting coverage for the treatment of a particular patient to a maximum dollar amount or specified period of time;

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

Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenues by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts. For example, in October 2006, the CMS announced a change to the billing code for viscosupplementation products effective January 2007 that, if unchanged, would have resulted in Medicare reimbursement for Synvisc at a rate that is lower than the price healthcare providers are currently paying for the product. In December 2006, the CMS reversed its decision. If the CMS billing code decision had been left unchanged, our Synvisc revenues would have been adversely affected because healthcare providers likely would have been less willing to use Synvisc. Although the CMS ultimately reversed its decision and left the mechanism for calculating Synvisc reimbursement in 2007 substantially similar to the reimbursement mechanism for 2006, we have no way of knowing whether, at some point in the future, the CMS will change the method for reimbursing Synvisc or any of our other products and services in a way that could have an adverse effect on our revenues.

The development of new biotechnology products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

We have numerous products under development and devote considerable resources to research and development, including clinical trials.

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

Our efforts to expand the approved indications for our products and to gain marketing approval in new jurisdictions and to develop next generation products also may fail. These expansion efforts are subject to many of the risks associated with completely new products and accordingly, we may fail to recoup the investments we make pursuing these strategies.

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

If we are able to grow sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems in the past managing inventory levels at wholesalers. Comparable problems may arise with any of our products, particularly during market introduction.

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

We may encounter problems assimilating operations acquired in business combination transactions. These transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisition of AnorMED Inc., there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs.

In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, product liability claims and insufficient inventory.

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

In addition, we may only be able to produce certain of our products at a very limited number of facilities and, in some cases, we rely on third parties to formulate and manufacture our products. For example, we manufacture all of our Cerezyme and a portion of our Fabrazyme and Myozyme products at our facility in Allston, Massachusetts. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue. Furthermore, any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be readily available on a timely basis.

Guidelines and recommendations published by various organizations can reduce the use of our products.

Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines or recommendations to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and products of our competitors. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use of our products. The perception by the investment community or shareholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market price for our common stock. In addition, our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products or successfully introduce new products to the market.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products.

Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

We also source some of our manufacturing, fill-finish, packaging and distribution operations to third party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

•       fail to successfully develop, manufacture or commercialize any products; or

•       fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing, or commercialization costs of their own operations.

Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with RenaMed Biologics, Inc., or RenaMed, in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. For example, in October 2006, RenaMed suspended clinical trials of its renal assist device which was being developed to treat patients with acute renal failure, causing us to write off our entire investment in RenaMed. If any of our other strategic equity investments decline in value and remain below cost for an extended duration, we may incur additional financial statement charges.

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

•       mandating product recalls; and

•       seizing products.

Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme and Myozyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market.

We may incur substantial costs as a result of litigation or other proceedings.

A third party may sue us or one of our strategic collaborators for infringing the third party’s patent or other intellectual property rights. Likewise, we or one of our strategic collaborators may sue to enforce intellectual property rights or to determine the scope and validity of third party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

•       pay monetary damages;

•       stop commercial activities relating to the affected products or services;

•       obtain a license in order to continue manufacturing or marketing the affected products or services; or

•       compete in the market with a different product.

We are also currently involved in litigation matters and investigations that do not involve intellectual property claims and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages. Also, the federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare “fraud and abuse” laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries.

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

•       diversion of management’s time and attention;

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

Our international operations accounted for approximately 47% of our consolidated product and service revenues for the quarter ended March 31, 2007. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection in the United States or abroad, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. Patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators’ patents, or those patents for which we have license rights, and is successful, a court could declare our patents invalid or unenforceable or limit the scope of coverage of those patents. Governmental patent offices and courts have not consistently treated the breadth of claims allowed in biotechnology patents. If patent offices or the courts begin to allow or interpret claims more broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if patent offices or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

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

Third party patents may cover some of the products or services that we or our strategic partners are developing or producing. A patent is entitled to a presumption of validity and accordingly, we face significant hurdles in any challenge to a patent. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

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

Importation of products may lower the prices we receive for our products.

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

As of March 31, 2007, we had $1.5 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

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

At March 31, 2007, we had $697.8 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to potential loss from exposure to market risks represented principally by changes in interest rates, foreign exchange rates and equity prices. At March 31, 2007, we held various derivative contracts in the form of foreign exchange forward contracts. The derivatives contain no leverage or option features. We also held a number of other financial instruments, including investments in marketable securities and various debt securities we issued. We do not hold derivatives or other financial instruments for trading purposes.

Equity Price Risk

We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of marketable securities held at March 31, 2007 to be $5.6 million, as compared to $4.2 million at December 31, 2006. The increase is due to the purchase of 4.4 million additional shares of Dyax common stock. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have readily determinable market value.

Interest Rate Risk

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities. Other exposures to interest rate risk include fixed rate convertible debt and fixed rate debt. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve.

We used the following assumptions in preparing the sensitivity analysis for our convertible bonds:

•       convertible notes that are “in-the-money” at March 31, 2007 are considered equity securities and are excluded;

•       convertible notes that are “out-of-the-money” at March 31, 2007 are analyzed by taking into account both fixed income and equity components; and

•       convertible notes will mature on the first available date.

On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $4.6 million as of March 31, 2007, as compared to $4.2 million as of December 31, 2006.

Foreign Exchange Risk

As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings.

As of March 31, 2007, we estimate the potential loss in fair value of our foreign currency contracts that would result from a hypothetical 10% adverse change in exchange rates to be $43.0 million, as compared to $34.2 million as of December 31, 2006. The change from the prior period is primarily due to a new forward contract to hedge approximately $145 million of foreign currency exposure related to an intercompany note denominated in Euros, partially offset by an increase in foreign currency being held.

ITEM 4.                CONTROLS AND PROCEDURES

At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that: (1) our disclosure controls and procedures were effective as of March 31, 2007; and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings

Legal Proceedings

We periodically become subject to legal proceedings and claims arising in connection with our business.

Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court (MSC) in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors’ fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) has granted our petition for further appellate review of the Appeals Court decision reversing the dismissal of the implied covenant claim. The SJC heard oral arguments on December 4, 2006. A ruling on the appeal is anticipated in the first half of 2007. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc., or Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In December 2005, the plaintiffs in this case filed an amended complaint in which they dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We filed a motion to dismiss the amended complaint and to oppose the class certification. The Court denied our motion to dismiss the amended complaint and certified this case as a class action on behalf of all shareholders who held Biosurgery Stock on May 8, 2003. We filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification decision, which has been denied. Discovery in this action is currently ongoing. A trial in this matter is currently scheduled for August 2007. We believe each of these cases is without merit and continue to defend against them vigorously.

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

Item 1A.        Risk Factors

We incorporate by reference our disclosure related to risk factors which is set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Risk Factors” in Part I., Item 2. of this Quarterly Report on Form 10-Q.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase any shares of our common stock during the first quarter of our 2007 fiscal year.

ITEM 6.                EXHIBITS

(a)           Exhibits

See the Exhibit Index following the signature page to this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: May 8, 2007	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Registration Statement on Form 8-A/A filed on May 28, 2004.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed July 1, 2004.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*                    Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.