Form 10-Q
period 2007-06-30
GENZYME CORP
filed 2007-08-09
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of Genzyme Stock outstanding as of July 31, 2007: 263,122,885

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

•                    our plans to seek marketing approvals for our products in additional jurisdictions, including Myozyme and Thymoglobulin;

•                    our plans and our anticipated timing for pursuing additional indications and uses for our products and services, including Synvisc, Campath and Clolar and for pursuing approvals of Renvela and Synvisc-One;

•                    the timing and availability of data from clinical trials;

•                    the anticipated drivers for future growth of our products, including Renagel, Hectorol and Synvisc;

•                    estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities and production methods to support our products and services, including the larger-scale manufacturing process for Myozyme;

•                    our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

•                    our estimates of the potential markets for our products and services;

•                    our ability to meet the expected demand for our products, including Thymoglobulin and our ability to optimize the U.S. supply of Myozyme;

•                    Cerezyme contributing to revenues in the future;

•                    our proposed settlement of the litigation related to the consolidation of our former tracking stocks filed in the U.S. District Court for the Southern District of New York and expected dismissal of similar litigation currently pending in the Massachusetts Superior Court (MSC);

•                    our plans to pursue our rights with respect to insurance coverage for our proposed settlement under a director and officer liability insurance program;

•                    our assessment of the outcome, timetables and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims, including the approximately $64 million we expect to pay to settle litigation related to the consolidation of our former tracking stocks;

•                    the sufficiency of our cash, short- and long-term investments and cash flows from operations;

•                    U.S. and foreign income tax audits, including our provision for liabilities and assessment of the impact of settlement of the Internal Revenue Service, commonly referred to as the IRS, and foreign tax disputes;

•                    our estimates of cost to complete and estimated commercialization dates for in-process research and development, or IPR&D, programs;

•                    our expected future revenues, operations, expenditures, allocations and expenses, and the assumptions underlying those estimates;

•                    our projected future earnings and earnings per share;

•                    our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 157, regarding fair value measurements, and FAS 159, regarding the fair value option for financial assets and financial liabilities and our assessment of the ongoing impact of FASB Interpretation No., or FIN, 48 regarding the accounting for income tax positions;

•                    our sales and marketing plans;

•                    our assessment of certain lots of Thymoglobulin finished goods inventory and expected timing of completion of review;

•                    our planned acquisition of Bioenvision, Inc., or Bioenvision, and the expected timing and payments related to the acquisition;

•                    our expected future contingent payments to Synpac (North Carolina), Inc., or Synpac; and

•                    our expected future payments related to our acquisitions, including milestone and royalty payments to the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B, Wyeth, and Verigen Inc., or Verigen, and employee benefits and leased facilities acquired from AnorMED Inc., or AnorMED, and the expected timing of these payments.

These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

•                    our ability to successfully complete preclinical and clinical development of our products and services;

•                    our ability to secure regulatory approvals for our products, services and manufacturing facilities, and to do so in the anticipated timeframes;

•                    the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory agencies related to our products and the facilities and processes used to manufacture our products (including FDA approval of larger-scale manufacturing of Myozyme);

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

•                    our ability to establish and maintain strategic license, collaboration and distribution arrangements and to successfully manage our relationships with licensors, collaborators, distributors and partners;

•                    the continued funding and operation of our joint ventures by our partners;

•                    our use of cash in business combinations or other strategic initiatives;

•                    our ability to negotiate final terms of a settlement agreement for the litigation related to the consolidation of our former tracking stocks;

•                    our ability to obtain approval from the court, plaintiffs and plaintiffs’ counsel to pay approximately $64 million to settle the litigation related to the consolidation of our former tracking stocks;

•                    the resolution of the dispute with our insurance carriers regarding our claim for coverage under a director and officer liability insurance program;

•                    the initiation of legal proceedings by or against us;

•                    the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

•                    our ability to successfully integrate the business we acquired from AnorMED;

•                    our ability to complete the planned acquisition of Bioenvision on the anticipated terms and timeline, including receipt of sufficient votes in favor of the merger from the Bioenvision shareholders;

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

We provide more detailed descriptions of these and other risks and uncertainties under the heading “Risk Factors,” included in this report. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

NOTE REGARDING INCORPORATION BY REFERENCE

The U.S. Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed or will file with them. The information that we refer you to is “incorporated by reference” into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Campath®, Clolar®, Thymoglobulin®, Synvisc®, Seprafilm® and Hectorol® are registered trademarks, and Lymphoglobuline™, Sepra™, Mozobil™, Renvela™ and Synvisc-One™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2007
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$845,482	$718,735	$1,643,672	$1,376,070
Net service sales	82,475	71,012	158,356	139,834
Research and development revenue	5,462	3,609	14,574	8,294
Total revenues	933,419	793,356	1,816,602	1,524,198
Operating costs and expenses:
Cost of products sold	163,252	133,957	317,976	254,469
Cost of services sold	54,346	51,376	102,085	97,814
Selling, general and administrative	339,480	273,480	608,501	504,149
Research and development	198,442	168,941	364,562	321,264
Amortization of intangibles	49,465	52,883	99,482	105,575
Total operating costs and expenses	804,985	680,637	1,492,606	1,283,271
Operating income	128,434	112,719	323,996	240,927
Other income (expenses):
Equity in income of equity method investments	5,945	3,854	11,557	6,100
Minority interest	15	2,750	3,927	5,196
Gains on investments in equity securities, net	143	66,967	12,931	74,909
Other	(278)	(319)	(803)	(458)
Investment income	17,246	12,563	33,465	22,641
Interest expense	(3,621)	(4,035)	(7,809)	(8,473)
Total other income	19,450	81,780	53,268	99,915
Income before income taxes	147,884	194,499	377,264	340,842
Provision for income taxes	(64,090)	(60,002)	(135,283)	(105,371)
Net income	$83,794	$134,497	$241,981	$235,471
Net income per share:
Basic	$0.32	$0.52	$0.92	$0.91
Diluted	$0.31	$0.49	$0.88	$0.86
Weighted average shares outstanding:
Basic	263,911	260,444	263,693	260,076
Diluted	280,564	276,312	280,244	276,560
Comprehensive income, net of tax:
Net income	$83,794	$134,497	$241,981	$235,471
Other comprehensive income (loss):
Foreign currency translation adjustments	8,636	50,091	21,246	77,733
Other, net of tax	(464)	(219)	(266)	(277)
Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	(4,516)	28,577	5,362	35,938
Reclassification adjustment for gains (losses) included in net income, net of tax	313	(42,136)	(7,848)	(45,732)
Unrealized losses on securities, net of tax	(4,203)	(13,559)	(2,486)	(9,794)
Other comprehensive income	3,969	36,313	18,494	67,662
Comprehensive income	$87,763	$170,810	$260,475	$303,133

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$791,441	$492,170
Short-term investments	89,010	119,894
Accounts receivable, net	826,516	746,746
Inventories	431,610	374,644
Prepaid expenses and other current assets	114,303	119,122
Deferred tax assets	131,305	136,925
Total current assets	2,384,185	1,989,501
Property, plant and equipment, net	1,742,651	1,610,593
Long-term investments	617,197	673,540
Note receivable—related party	—	7,290
Goodwill, net	1,299,940	1,298,781
Other intangible assets, net	1,420,481	1,492,038
Deferred tax assets—noncurrent	54,401	—
Investments in equity securities	76,975	66,563
Other noncurrent assets	59,035	52,882
Total assets	$7,654,865	$7,191,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,555	$98,063
Accrued expenses	596,976	477,442
Income taxes payable	5,605	54,853
Deferred revenue and other income	12,828	14,855
Current portion of long-term debt and capital lease obligations	6,413	6,226
Total current liabilities	710,377	651,439
Long-term debt and capital lease obligations	116,388	119,803
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	6,797	6,675
Deferred tax liabilities	—	10,909
Other noncurrent liabilities	52,883	51,651
Total liabilities	1,576,445	1,530,477
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,637	2,630
Additional paid-in capital	5,229,943	5,106,274
Notes receivable from stockholders	(15,362)	(15,057)
Accumulated earnings	588,503	312,659
Accumulated other comprehensive income	272,699	254,205
Total stockholders’ equity	6,078,420	5,660,711
Total liabilities and stockholders’ equity	$7,654,865	$7,191,188

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$241,981	$235,471
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	162,827	165,356
Stock-based compensation	102,023	115,550
Provision for bad debts	4,569	3,893
Equity in income of equity method investments	(11,557)	(6,100)
Minority interest	(3,927)	(5,196)
Gains on investments in equity securities, net	(12,931)	(74,909)
Deferred income tax benefit	(55,026)	(65,154)
Tax benefit from employee stock-based compensation	8,349	11,432
Excess tax benefits from stock-based compensation	(565)	(4,659)
Other	3,048	(1,460)
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(71,660)	(56,826)
Inventories	(47,312)	(29,390)
Prepaid expenses and other current assets	(1,589)	3,218
Income taxes payable	(11,496)	94,287
Accounts payable, accrued expenses and deferred revenue	69,434	(25,348)
Cash flows from operating activities	376,168	360,165
Cash Flows from Investing Activities:
Purchases of investments	(412,067)	(464,132)
Sales and maturities of investments	496,986	396,460
Purchases of equity securities	(19,945)	(5,277)
Proceeds from sales of investments in equity securities	19,277	38,558
Purchases of property, plant and equipment	(180,041)	(156,406)
Distributions from equity method investments	10,900	12,000
Purchases of other intangible assets	(27,618)	(43,109)
Other	891	3,132
Cash flows from investing activities	(111,617)	(218,774)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	68,174	57,080
Repurchase of common stock	(63,430)	—
Excess tax benefits from stock-based compensation	565	4,659
Payments of debt and capital lease obligations	(3,356)	(1,971)
Increase (decrease) in bank overdrafts	15,935	(7,222)
Minority interest contributions	4,136	5,232
Other	2,474	1,503
Cash flows from financing activities	24,498	59,281
Effect of exchange rate changes on cash	10,222	2,560
Increase in cash and cash equivalents	299,271	203,232
Cash and cash equivalents at beginning of period	492,170	291,960
Cash and cash equivalents at end of period	$791,441	$495,192

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements

1.   Description of Business

We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

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

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

2.   Basis of Presentation and Significant Accounting Policies (Continued)

Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. As a result of our adoption of FIN 46R, “Consolidation of Variable Interest Entities,” we also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% interest, we record minority interest in our consolidated statements of operations for the ownership interest of the minority owner. We use the equity method of accounting to account for our investments in entities in which we have a substantial ownership interest (20% to 50%) which do not fall in the scope of FIN 46R, or over which we exercise significant influence. Our consolidated net income includes our share of the earnings of these entities.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For more information regarding the impact the adoption of FIN 48 had on our results of operations, financial condition and liquidity, see Note 13., “Provision for Income Taxes,” included in this report.

Recent Accounting Pronouncements

FAS 157, “Fair Value Measurements.”   In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements regarding fair value measurements. FAS 157 will be effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”   In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 will be effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 may have on our financial position and results of operations.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

3.   Stockholders’ Equity

Stock Repurchase

In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management’s discretion and as permitted by securities laws and other legal requirements. In June 2007, we repurchased a total of 968,485 shares of our common stock at an average price of $65.48 per share for $63.4 million of cash, including fees. We recorded the purchases in our consolidated balance sheet as of June 30, 2007 as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account in accordance with the provisions of the Massachusetts Business Corporation Act, or MBCA.

In July 2004, the MBCA became effective and eliminated the concept of treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares.

During the period from July 1, 2007 to August 7, 2007 we repurchased 1,840,253 additional shares of our common stock at an average price of $63.98 per share for $117.8 million of cash, including fees. These additional repurchases will be reflected in our consolidated balance sheet as of September 30, 2007.

Equity Plans

At our annual meeting of shareholders held on May 24, 2007, which we refer to as our 2007 Annual Meeting, our shareholders approved the merger of our 1997 Equity Incentive Plan into our 2004 Equity Incentive Plan and authorized an increase of 3,500,000 shares for issuance under our 2004 Equity Incentive Plan. Our 2004 Equity Incentive Plan authorizes the issuance of stock options, restricted stock and restricted stock units, or RSUs. We began issuing RSUs under our 2004 Equity Incentive Plan in connection with a general grant to employees in May 2007.

Our 1998 Director Stock Option Plan was due to expire in March 2008. On February 28, 2007, our board of directors approved our 2007 Director Equity Plan which was created to amend, restate and replace our 1998 Director Stock Option Plan. At our 2007 Annual Meeting, our shareholders also approved the 2007 Director Equity Plan. Similar to our 2004 Equity Incentive Plan, our 2007 Director Equity Plan authorizes the issuance of stock options, restricted stock and RSUs to our directors.

Employee Stock Purchase Plan

At our 2007 Annual Meeting, our shareholders approved an increase of 1,500,000 shares authorized for issuance under our 1999 Employee Stock Purchase Plan.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

3.   Stockholders’ Equity (Continued)

Stock-Based Compensation Expense, Net of Estimated Forfeitures

We allocate pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pre-tax stock-based compensation expense, net of estimated forfeitures charged to:
Cost of products and services sold(1)	$(6,865)	$(4,927)	$(12,761)	$(7,230)
Selling, general and administrative expense	(35,248)	(52,692)	(57,747)	(72,139)
Research and development expense	(19,143)	(25,269)	(31,455)	(36,126)
Total	(61,256)	(82,888)	(101,963)	(115,495)
Less: tax benefit from stock options	18,703	27,577	31,135	37,925
Total stock-based compensation expense, net of tax	$(42,553)	$(55,311)	$(70,828)	$(77,570)
Per basic share	$(0.16)	$(0.21)	$(0.27)	$(0.30)
Per diluted share	$(0.15)	$(0.20)	$(0.25)	$(0.28)

(1)   We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense capitalized to inventory	$4,957	$5,533	$7,839	$8,263

In July 2006, we began amortizing stock-based compensation expense capitalized to inventory based on inventory turns.

At June 30, 2007, there was $325.9 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which are expected to be recognized over a weighted average period of 2.5 years.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

4.   Net Income Per Share

The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income—basic	$83,794	$134,497	$241,981	$235,471
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,887	1,874	3,772	3,748
Net income—diluted	$85,681	$136,371	$245,753	$239,219
Shares used in computing net income per common share—basic	263,911	260,444	263,693	260,076
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options(1)	6,906	6,171	6,829	6,787
Restricted stock units(2)	50	—	25	—
Warrants and stock purchase rights	11	11	11	11
Dilutive potential common shares	16,653	15,868	16,551	16,484
Shares used in computing net income per common share—diluted(1,2)	280,564	276,312	280,244	276,560
Net income per common share:
Basic	$0.32	$0.52	$0.92	$0.91
Diluted	$0.31	$0.49	$0.88	$0.86

(1)          We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares issuable upon exercise of outstanding options	15,053	11,457	14,268	9,660

(2)          We began issuing RSUs under our 2004 Equity Incentive Plan in connection with a general grant to employees in May 2007.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions

Pending Acquisition of Bioenvision

On May 29, 2007, we entered into an agreement and plan of merger with Bioenvision and Witchita Bio Corporation, or Witchita Bio, one of our wholly owned subsidiaries, to acquire Bioenvision in an all-cash transaction valued at $5.60 per outstanding common share and $11.20 per outstanding preferred share (plus accrued but unpaid dividends), or approximately $345 million in aggregate. Pursuant to the merger agreement, on June 4, 2007, we and Witchita Bio commenced a cash tender offer to purchase all of the outstanding shares of Bioenvision common stock, par value $0.001 per share, including associated preferred stock purchase rights of Bioenvision, which we refer to as the Common Shares, at a purchase price of $5.60 per Common Share and to purchase all of the outstanding shares of Bioenvision Series A Convertible Participating Preferred Stock, par value $0.001 per share, which we refer to as Series A Preferred Shares, at a purchase price of $11.20 per Series A Preferred Share (plus accrued but unpaid dividends). On July 10, 2007, we completed the tender offer and purchased 8,398,098 Common Shares and 2,250,000 Series A Preferred Shares, or approximately 22% of the then outstanding shares of Bioenvision common stock on an as-converted basis, including 100% of the outstanding Series A Preferred Shares. Each Series A Preferred Share can be converted into approximately two Common Shares, and also carries a separate class vote over several corporate matters, including any merger or sale of substantially all of the assets of Bioenvision and authorization of any additional shares of Bioenvision common stock, as well as other features. In accordance with the terms of the merger agreement, Bioenvision will prepare a proxy statement to be mailed to its shareholders detailing the rationale for the merger and other material disclosures and calling a shareholder meeting to seek approval of the proposed merger before the end of 2007.

Acquisition of AnorMED

In November 2006, we acquired AnorMED, a publicly-held chemical-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED’s common stock outstanding on the date of acquisition and $5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED’s cash and cash equivalents totaling $20.2 million. We accounted for the acquisition as a business combination and accordingly, included AnorMED’s results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands, except share data):

Purchase of 43,272,085 shares of AnorMED common stock	$584,173
Acquisition costs	5,000
Total purchase price	$589,173
Cash and cash equivalents	$20,220
Other current assets	6,340
Property, plant and equipment	758
Goodwill	31,703
Other intangible assets (to be amortized over 10 years)	3,500
In-process research and development	552,900
Deferred tax assets—noncurrent	27,380
Other noncurrent assets	573
Assumed liabilities:
Deferred tax liability	(25,288)
Liabilities for exit activities	(7,733)
Other liabilities	(21,180)
Allocated purchase price	$589,173

The allocation of purchase price was adjusted in 2007 to:

•       write off $2.1 million of fixed assets associated with the acquisition;

•       revise the estimated liabilities related to exit activities by $1.2 million; and

•       adjust the deferred taxes by $(0.7) million.

The purchase price, as adjusted, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $31.7 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States and certain European countries. In exchange for the sales and marketing rights, we made up-front payments totaling $127.0 million in cash to Wyeth and have also accrued contingent royalty payments to Wyeth totaling $142.1 million, of which $139.4 million had been paid as of June 30, 2007. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheets as of June 30, 2007, includes a total of $270.4 million for the initial and contingent royalty payments (made or accrued) as of that date. We will make a series of additional

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $298.2 million, whichever comes first.

The reacquired Synvisc distribution rights qualify as an asset rather than an acquired business. As a result, we do not provide pro forma results for this transaction.

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

The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2004 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2008-2013
		26.1	AMD070 (HIV)(2)	15%	—
		$552.9
Avigen (2005)	$12.0	$7.0	AV201 (Parkinson’s disease)	N/A	2016
Bone Care (2005)	$712.3	$12.7	LR-103 (secondary hyperparathyroidism)	25%	2012
Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014
ILEX Oncology (2004)	$1,080.3	$96.9	Campath	11%	2009-2011
		113.4	Clolar	12%	2008-2011
		44.2	Tasidotin	16%	2011-2014
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

(2)    Year of expected launch is not provided for AMD070 at this time because we are assessing our future plans for this program.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

5.   Mergers and Acquisitions (Continued)

Exit Activities

In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase or Business Combination,” and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2005	$2,249	$199	$8,117	$10,565
Acquisition(1)	6,478	—	—	6,478
Revision of estimates	(165)	(132)	(750)	(1,047)
Payments	(2,457)	(43)	(7,367)	(9,867)
Balance at December 31, 2006	6,105	24	—	6,129
Revision of estimates	(75)	1,307	—	1,232
Payments	(4,421)	—	—	(4,421)
Balance at June 30, 2007	$1,609	$1,331	$—	$2,940

(1)          We expect to pay employee related benefits related to the acquisition of AnorMED through 2008.

Pro Forma Financial Summary

The following pro forma financial summary is presented as if the acquisition of AnorMED was completed as of January 1, 2006. These pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to the acquisition of AnorMED, such as IPR&D charges of $552.9 million, are included in the following pro forma financial summary as of January 1, 2006 (amounts in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Total revenues	$793,360	$1,524,436
Net income (loss)	$124,308	$(186,054)
Net income (loss) per share:
Basic	$0.48	$(0.72)
Diluted	$0.46	$(0.72)
Weighted average shares outstanding:
Basic	260,444	260,076
Diluted	276,312	260,076

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

6.   Inventories

	June 30, 2007	December 31, 2006
	(Amounts in thousands)
Raw materials	$126,613	$100,698
Work-in-process	121,573	119,510
Finished goods	183,424	154,436
Total	$431,610	$374,644

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of a product. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at June 30, 2007 included $13.4 million of inventory for Renvela that has not yet been approved for sale.

Currently, we have four lots of Thymoglobulin finished goods inventory, valued at approximately $12 million, which we consider to be inventory at risk. We placed these lots on hold pending investigation and resolution of out of trend assay results we observed during quality testing. We anticipate completing our assessment of these lots during the second half of 2007. If we determine that any of these four lots do not meet the specifications for saleable product, we will have to write off the inventory for that lot as a charge to earnings.

7.   Goodwill and Other Intangible Assets

Goodwill

The following table contains the change in our net goodwill during the six months ended June 30, 2007 (amounts in thousands):

	December 31, 2006	Adjustments	June 30, 2007
Renal(1)	$305,528	$(1,577)	$303,951
Therapeutics	354,709	—	354,709
Transplant(2)	157,591	2,563	160,154
Biosurgery	7,585	—	7,585
Other(3)	473,368	173	473,541
Net goodwill	$1,298,781	$1,159	$1,299,940

(1)          The adjustments to goodwill for Renal include adjustments associated with the acquisition of Bone Care International, Inc. or Bone Care.

(2)          The adjustment to goodwill for Transplant includes purchase accounting adjustments from the November 2006 acquisition of AnorMED. We recorded $2.6 million of adjustments to the goodwill associated with AnorMED, primarily due to $2.1 million to write off fixed assets associated with the acquisition and $1.2 million of revisions to the estimates of liabilities related to exit activities, offset by $(0.7) million to adjust deferred taxes.

(3)          The adjustments to Other goodwill primarily include contingent payments related to our acquisition of Equal Diagnostics, Inc. in July 2005 and foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

7.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	June 30, 2007			December 31, 2006
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,506,121	$(483,169)	$1,022,952	$1,505,748	$(424,650)	$1,081,098
Patents	194,560	(95,738)	98,822	194,560	(87,063)	107,497
Trademarks	60,227	(34,109)	26,118	60,227	(31,439)	28,788
License fees(1)	79,928	(24,345)	55,583	77,807	(20,597)	57,210
Distribution rights(2)	285,548	(107,300)	178,248	260,073	(85,543)	174,530
Customer lists(3)	67,083	(29,010)	38,073	90,783	(48,760)	42,023
Other	2,048	(1,363)	685	2,045	(1,153)	892
Total	$2,195,515	$(775,034)	$1,420,481	$2,191,243	$(699,205)	$1,492,038

(1)          Includes a $2.5 million milestone payment to Synpac in June 2007 for the approval of Myozyme in Japan.

(2)          Includes an additional $24.8 million of intangible assets resulting from additional payments made or accrued in 2007 in connection with our reacquisition of the Synvisc sales and marketing rights in several countries from Wyeth in January 2005.

(3)          Reflects the write off, during the first quarter of 2007, of $23.7 million of fully amortized customer lists, related to our acquisition of Bone Care in July 2005.

All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

•       $49.5 million for the three months ended June 30, 2007;

•       $52.9 million for the three months ended June 30, 2006;

•       $99.5 million for the six months ended June 30, 2007; and

•       $105.6 million for the six months ended June 30, 2006.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

7.   Goodwill and Other Intangible Assets (Continued)

The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2007, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense(1)
2007 (remaining six months)	$98,974
2008	207,465
2009	214,921
2010	228,038
2011	236,585
Thereafter	617,284

(1)          Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth, and for the Myozyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future sales of Myozyme and the milestone payments we will be required to make to Synpac related to regulatory approvals. These contingent payments will be recorded as intangible assets when the payments are accrued. Estimated future amortization expense also includes estimated amortization expense for other arrangements involving contingent payments.

8.   Investments in Equity Securities

We recorded the following gains on investments in equity securities, net of charges for impairment of investments, for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross gains on investments in equity securities:
Therapeutic Human Polyclonals, Inc. (THP)	$—	$—	$10,848	$—
Cambridge Antibody Technology Group plc (CAT)	—	69,359	—	69,359
BioMarin Pharmaceutical Inc. (BioMarin)	—	—	—	6,417
Other	143	501	2,083	2,026
Total	143	69,860	12,931	77,802
Less: charges for impairment of investments	—	(2,893)	—	(2,893)
Gains on investments in equity securities, net	$143	$66,967	$12,931	$74,909

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

8.   Investments in Equity Securities (Continued)

Unrealized Gains (Losses)

At June 30, 2007, our stockholders’ equity included $17.7 million of unrealized gains and $0.1 million of unrealized losses related to our investments in equity securities.

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

•       not enter into any future licensing or collaboration arrangements for the prevention and or treatment of hereditary, acquired or drug-induced angioedema for 2 years; and

•       negotiate in good faith a transitional services agreement for us to provide certain services to Dyax, which we have entered into as of February 2007.

Prior to February 20, 2007, in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” we consolidated the assets related to Dyax-Genzyme LLC, which were not significant and consisted primarily of lab equipment, net of their associated accumulated depreciation. We also recorded Dyax’s portion of the joint venture’s losses as minority interest in our consolidated statements of operations through February 20, 2007.

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

In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and replace the original collateral on the note with a letter of credit from a major bank for $7.2 million.

Prior to May 24, 2007, we considered Dyax to be a related party because the chairman and chief executive officer of Dyax was a member of our board of directors. We recorded the principal and accrued interest due to us from Dyax prior to May 24, 2007 as a note receivable—related party in our unaudited,

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

9.   Agreements with and Note Receivable from Dyax Corp (Continued)

consolidated balance sheet. On May 24, 2007, the term of this director expired and he decided not to stand for re-election, thus resigning from our board of directors. As a result, Dyax was no longer considered our related party and we recorded the principal and accrued interest due to us from Dyax in other noncurrent assets in our unaudited, consolidated balance sheet. As of June 30, 2007, $7.2 million of principal and accrued interest receivable remains due to us from Dyax under this note.

10.   Joint Venture with BioMarin

We and BioMarin formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income of equity method investments in our unaudited, consolidated statements of operations. Our portion of BioMarin/Genzyme LLC’s net income was:

•       $6.5 million for the three months ended June 30, 2007, as compared to $4.6 million for the same period of 2006; and

•       $12.6 million for the six months ended June 30, 2007, as compared to $8.0 million for the same period of 2006.

During the six months ended June 30, 2007, we received $10.9 million of cash distributions from BioMarin/Genzyme LLC.

Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$29,127	$23,530	$55,948	$44,862
Gross margin	22,434	17,846	42,957	32,791
Operating expenses	(9,560)	(8,729)	(18,034)	(17,099)
Net income	13,016	9,261	25,237	15,994

11.   Revolving Credit Facility

As of June 30, 2007, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2007, we were in compliance with these covenants.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

12.   Other Commitments and Contingencies

Legal Proceedings

We periodically become subject to legal proceedings and claims arising in connection with our business.

Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in the MSC in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors’ fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) granted our petition for further appellate review. On June 4, 2007, the SJC reversed the Appeals Court’s decision and affirmed dismissal of the complaint in its entirety. On July 25, 2007, the SJC denied the plaintiff’s petition for rehearing. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. As amended, this complaint alleged violations of federal securities laws, as well as various state law claims, related to the exchange, on behalf of a certified class of holders of Biosurgery Stock as of May 8, 2003. On August 6, 2007, we reached an agreement-in-principle with counsel for the plaintiff class to settle and dismiss this case for approximately $64 million. This settlement is subject to the execution of a definitive settlement agreement and approval by the court. Because the members of the class in the New York action will release all claims, we anticipate that the settlement will, as a practical matter, resolve the consolidated case that remains pending in the MSC. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred and to be incurred in connection with these cases; the insurer has purported to deny coverage. We intend to vigorously pursue our rights with respect to insurance coverage. As a result, we have recorded a liability for the settlement payment of approximately $64 million as a charge to selling, general and administrative expense, or SG&A, in our consolidated statement of operations in June 2007 and as an increase to accrued expenses in our consolidated balance sheet as of June 30, 2007.

We are not able to predict the outcome of other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, we have no current accruals for these potential contingencies. We cannot provide you with assurance that other legal proceedings will not have a material adverse impact on our financial condition or results of operations.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

13.   Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Provision for income taxes	$64,090	$60,002	$135,283	$105,371
Effective tax rate	43%	31%	36%	31%

Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

•       our provision for state income taxes;

•       the tax benefits from export sales;

•       the tax benefits from domestic production activities;

•       benefits related to tax credits;

•       income and expenses taxed at rates other than the U.S. statutory tax rate;

•       non-deductible stock-based compensation expenses; and

•       non-deductible expenses associated with the settlement of litigation related to the consolidation of our former tracking stocks.

Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FASB Staff Position, or FSP, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” or FSP FIN 48-1, and $8.1 million resulting from our settlement of the IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. These gross unrealized tax benefits did not change significantly during the six months ended June 30, 2007.

We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three and six months ended June 30, 2007, and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and June 30, 2007 were not significant.

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

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

14.   Segment Information

In accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have five reporting segments as described in Note 1., “Description of Business,” to these consolidated financial statements.

We have provided information concerning the operations in these reporting segments in the following tables (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Renal	$172,249	$148,980	$337,926	$286,570
Therapeutics	464,749	373,362	894,266	718,995
Transplant	43,424	41,212	84,701	75,478
Biosurgery	107,889	102,401	206,282	192,937
Genetics	73,714	61,041	139,872	118,493
Other	70,994	66,309	152,852	131,631
Corporate	400	51	703	94
Total	$933,419	$793,356	$1,816,602	$1,524,198
Income (loss) before income taxes:
Renal	$66,446	$42,273	$126,090	$74,071
Therapeutics(1)	278,981	251,032	566,331	481,986
Transplant(2)	(8,929)	5,917	(13,743)	10,351
Biosurgery(2)	16,294	13,198	26,051	17,248
Genetics	11,890	(2,445)	15,632	(4,216)
Other	(13,305)	(13,466)	(18,749)	(23,981)
Corporate(3)	(203,493)	(102,010)	(324,348)	(214,617)
Total	$147,884	$194,499	$377,264	$340,842

(1)          Includes a $25.0 million upfront payment made to Ceregene, Inc., or Ceregene, in June 2007 in connection with a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson’s disease.

(2)          The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

(3)          Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of the stock-based compensation expense, as well as net gains on investments in equity securities, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment. Loss before income taxes for Corporate for the three and six months ended June 30, 2007 includes a charge of $64.0 million for the proposed settlement, subject to court approval, of the litigation related to the consolidation of our former tracking stocks.

GENZYME CORPORATION AND SUBSIDIARIES
Notes To Unaudited, Consolidated Financial Statements (Continued)

14.   Segment Information (Continued)

Segment Assets

We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2007	December 31, 2006
Segment Assets(1):
Renal	$1,423,886	$1,380,003
Therapeutics	1,162,177	1,094,520
Transplant	418,971	410,436
Biosurgery	479,564	477,334
Genetics	134,399	133,839
Other	844,763	851,343
Corporate(2)	3,191,105	2,843,713
Total	$7,654,865	$7,191,188

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

Segment assets for Corporate consist of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Cash, cash equivalents, short- and long-term investments	$1,497,648	$1,285,604
Deferred tax assets, net	185,706	136,925
Property, plant & equipment, net	1,122,205	1,036,182
Investments in equity securities	76,975	66,563
Other	308,571	318,439
Total	$3,191,105	$2,843,713

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF GENZYME CORPORATION AND SUBSIDIARIES’ FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under “Risk Factors” below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements included under the heading “Note Regarding Forward-Looking Statements” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Update to Second Quarter Earnings Release

On July 25, 2007, we issued a press release containing our results of operations and financial condition for the three month period ended June 30, 2007, which we furnished as an exhibit under Form 8-K prior to hosting a conference call to discuss our second quarter financial results. Subsequent to July 25, 2007, two events occurred which have caused us to update our second quarter financial results in this Form 10-Q. Specifically:

•       in the course of preparing our financial statements for this Form 10-Q, we identified that we had overstated our stock-based compensation expense, before taxes, for the three and six months ended June 30, 2007 by a total of $10.5 million, including a $7.8 million overstatement of SG&A and a $2.7 million overstatement of research and development expenses. The overstatements were discovered during the final review of the stock-based compensation expense calculations for the second quarter and resulted specifically from an incorrect calculation of (i) the vesting period for the RSUs we began issuing to our employees for the first time in May 2007 and (ii) the retirement vesting benefit of the RSUs granted to certain of our officers in May 2007. We have corrected the overstatement of our stock-based compensation that was reported in our second quarter earnings release; and

•       on August 6, 2007, we reached an agreement-in-principle to settle and dismiss litigation related to the consolidation of our former tracking stocks for approximately $64 million, subject to court approval. As a result, we have recorded a liability for the settlement payment of approximately $64 million as a charge to SG&A in our consolidated statement of operations in June 2007 and as an increase to accrued expenses in our consolidated balance sheet as of June 30, 2007.

MERGERS AND ACQUISITIONS

Pending Acquisition of Bioenvision

On May 29, 2007, we entered into an agreement and plan of merger with Bioenvision and Witchita Bio, one of our wholly owned subsidiaries, to acquire Bioenvision in an all-cash transaction valued at $5.60 per outstanding common share and $11.20 per outstanding preferred share (plus accrued but unpaid dividends), or approximately $345 million in aggregate. Pursuant to the merger agreement, on June 4, 2007, we and Witchita Bio commenced a cash tender offer to purchase all of the outstanding shares of Bioenvision common stock, par value $0.001 per share, including associated preferred stock purchase rights of Bioenvision, which we refer to as the Common Shares, at a purchase price of $5.60 per Common Share and to purchase all of the outstanding shares of Bioenvision Series A Convertible Participating Preferred Stock, par value $0.001 per share, which we refer to as Series A Preferred Shares, at a purchase price of $11.20 per Series A Preferred Share (plus accrued but unpaid dividends). On July 10, 2007, we completed the tender offer and purchased 8,398,098 Common Shares and 2,250,000 Series A Preferred Shares, or approximately 22% of the then outstanding shares of Bioenvision common stock on an as-converted basis, including 100% of the outstanding Series A Preferred Shares. Each Series A Preferred Share can be converted into approximately two Common Shares, and also carries a separate class vote over several corporate matters, including any merger or sale of substantially all the assets of Bioenvision and the authorization of any additional shares of Bioenvision common stock, as well as other features. In accordance with the terms of the merger agreement, Bioenvision will prepare a proxy statement to be mailed to its shareholders detailing the rationale for the merger and other material disclosures and calling a shareholder meeting to seek approval of the proposed merger before the end of 2007.

Acquisition of AnorMED

In November 2006, we acquired AnorMED, a publicly-traded chemical-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED’s common stock outstanding on the date of acquisition and $5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED’s cash and cash equivalents totaling $20.2 million. As part of the transaction, we acquired Mozobil, a late-stage product candidate in development for hematopoietic stem cell transplantation, which we have added to our Transplant business. Multiple early studies showed that Mozobil rapidly increases the number of stem cells that move out of the bone marrow and into a patient’s blood, which is an important step in preparing a patient for a stem cell transplant. On July 19, 2007, we announced the successful completion of a phase 3 clinical trial of Mozobil in non-Hodgkin’s lymphoma and on August 2, 2007, we announced the successful completion of a second phase 3 clinical trial of Mozobil in multiple myeloma. The trials met their respective primary and secondary endpoints. We accounted for the acquisition as a business combination and accordingly, we included AnorMED’s results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

The purchase price, as adjusted, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $31.7 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes. The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States and certain European countries. In exchange for the sales and marketing rights, we made up-front payments totaling $127.0 million in cash to Wyeth and have also accrued contingent royalty payments to Wyeth totaling $142.1 million, of which $139.4 million had been paid as of June 30, 2007. Distribution rights (a component of other intangible assets, net) in our consolidated balance sheets as of June 30, 2007, includes a total of $270.4 million for the initial and contingent royalty payments (made and accrued) as of that date. We will make a series of additional contingent royalty and milestone payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent royalty and milestone payments could extend out to June 2012, or could total a maximum of $299.2 million, whichever comes first.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our critical accounting policies and significant judgments and estimates are set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in Exhibit 13 to our 2006 Form 10-K. Additional information regarding significant judgments, estimates and updates to our policies for Revenue Recognition, Income Taxes and Inventories are included below. Excluding these additional disclosures, there have been no significant changes to our other critical accounting policies or significant judgments and estimates since December 31, 2006.

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

We use a variety of data sources to determine the amount of inventory in the distribution channel. For most product lines, we receive data on sales and inventory levels directly from our primary customers. For key product lines in our Renal; and Therapeutics areas, our data sources also include prescription and wholesaler data purchased from external data providers. As part of our efforts to limit the amount of Renal and Therapeutics inventory held by distributors and to gain improved visibility into the distribution channel, we have executed agreements to limit the amounts of inventory they carry and to provide us ongoing reports to verify distributor inventory levels and sales data.

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

•       Discounts—In some countries, we offer cash discounts for certain products as an incentive for prompt payment, which are generally a stated percentage off the sales price. We account for cash discounts by reducing accounts receivable by the full amounts of the discounts. We consider payment performance and adjust the accrual to reflect actual experience; and

•       Sales returns—We record allowances for product returns at the time product sales are recorded. The product returns reserve is estimated based on the returns policies for our individual products and our experience of returns for each of our products. If the price of a product changes or if the history of product returns changes, the reserve is adjusted accordingly. We determine our estimates of the sales return accrual for new products primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

Our provisions for product sales allowances reduced gross product sales as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Product sales allowances:
Contractual adjustments	$57,827	$50,363	15%	$113,691	$94,723	20%
Discounts	48,137	32,013	50%	81,482	56,818	43%
Sales returns	5,704	2,495	>100%	7,421	6,888	8%
Total product sales allowances	$111,668	$84,871	32%	$202,594	$158,429	28%
Total gross product sales	$957,150	$803,606	19%	$1,846,266	$1,534,499	20%
Total product sales allowances as a percent of total gross product sales	12%	11%		11%	10%

Product sales allowances for contractual adjustments and discounts increased for the three and six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to growth in overall gross product sales.

Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased to approximately $154 million as of June 30, 2007, as compared to approximately $129 million as of December 31, 2006, primarily due to increased product sales. Historically, our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for each of the last three years.

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

We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$3,198	$2,445	$6,290	$4,633
Charged to SG&A	3,459	2,488	6,434	5,034
Total distributor fees	$6,657	$4,933	$12,724	$9,667

Income Taxes

Effective January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal expertise, experience, judgment and assistance from professional advisors. Estimates are refined as additional information becomes known. Any outcome upon settlement that differs from our current estimate may result in additional or lower tax expense in future periods.

As of January 1, 2007, we had approximately $36.5 million of total gross unrecognized tax benefits. We continue to recognize interest related to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits included in our provision for income taxes for the three and six months ended June 30, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and June 30, 2007 were not significant.

Inventories

We value inventories at cost or, if lower, fair value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. In no event is inventory capitalized prior to completion of a phase 3 clinical trial. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at June 30, 2007 included $13.4 million of inventory for Renvela that has not yet been approved for sale.

Currently, we have four lots of Thymoglobulin finished goods inventory, valued at approximately $12 million, which we consider to be inventory at risk. We placed these lots on hold pending investigation and resolution of out of trend assay results we observed during quality testing. We anticipate completing our assessment of these lots during the second half of 2007. If we determine that any of these four lots do not meet the specifications for saleable product, we will have to write off the inventory for that lot as a charge to earnings.

A.   RESULTS OF OPERATIONS

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

The components of our total revenues are described in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Product revenue	$845,482	$718,735	18%	$1,643,672	$1,376,070	19%
Service revenue	82,475	71,012	16%	158,356	139,834	13%
Total product and service revenue	927,957	789,747	18%	1,802,028	1,515,904	19%
Research and development revenue	5,462	3,609	51%	14,574	8,294	76%
Total revenues	$933,419	$793,356	18%	$1,816,602	$1,524,198	19%

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

The following table sets forth our product revenue on a segment basis:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$144,954	$126,599	14%	$282,338	$245,254	15%
Hectorol	27,295	22,412	22%	55,588	41,316	35%
Total Renal	172,249	149,011	16%	337,926	286,570	18%
Therapeutics:
Cerezyme	282,979	253,989	11%	546,770	492,998	11%
Fabrazyme	104,349	89,041	17%	205,013	169,544	21%
Thyrogen	29,540	23,723	25%	55,878	46,716	20%
Myozyme	46,745	6,531	>100%	84,664	8,582	>100%
Other Therapeutics	705	78	>100%	872	155	>100%
Total Therapeutics	464,318	373,362	24%	893,197	717,995	24%
Transplant:
Thymoglobulin/ Lymphoglobuline	41,376	39,812	4%	80,818	72,672	11%
Other Transplant	2,048	1,400	46%	3,703	2,806	32%
Total Transplant	43,424	41,212	5%	84,521	75,478	12%
Biosurgery:
Synvisc	64,863	63,590	2%	118,459	116,853	1%
Sepra products	25,076	21,961	14%	48,191	41,376	16%
Other Biosurgery	8,386	7,236	16%	18,958	14,210	33%
Total Biosurgery	98,325	92,787	6%	185,608	172,439	8%
Other product revenue	67,166	62,363	8%	142,420	123,588	15%
Total product revenues	$845,482	$718,735	18%	$1,643,672	$1,376,070	19%

Renal

Sales of Renagel, including sales of bulk sevelamer, increased 14% to $145.0 million for the three months ended June 30, 2007, as compared to the same period of 2006, primarily due to a $11.7 million increase attributable to a 9.5% price increase for Renagel in the United States, which became effective in December 2006 and an additional 15% price increase for Renagel in the United States, which became effective in April 2007. Sales also increased by $5.3 million primarily due to increased end-user demand worldwide. The 7% increase in the Euro against the U.S. dollar for the three months ended June 30, 2007, as compared to the same period of 2006, positively impacted Renagel revenue by $2.6 million. Sales of Renagel, including sales of bulk sevelamer, were 17% of our total product revenue for the three months ended June 30, 2007, compared to 18% of our total product revenue for the same period of 2006.

Sales of Renagel, including sales of bulk sevelamer, increased 15% to $282.3 million for the six months ended June 30, 2007, as compared to the same period of 2006, primarily due to a $20.0 million increase attributable to a 9.5% price increase for Renagel in the United States, which became effective in December 2006 and, to a lesser extent, an additional 15% price increase for Renagel in the United States, which became effective in April 2007. Sales also increased by $13.9 million primarily due to increased end-user demand worldwide. The 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same period of 2006, positively impacted Renagel revenue by $5.7 million. Sales of Renagel, including sales of bulk sevelamer, were 17% of our total product revenue for the six months ended June 30, 2007, compared to 18% of our total product revenue for the same period of 2006.

Hectorol, used to treat secondary hyperparathyroidism in patients on dialysis and those with CKD, is sold to nephrologists in the United States. Sales of Hectorol increased 22% to $27.3 million for the three months ended June 30, 2007 as compared to $22.4 million for the same period of 2006, primarily due to price increases for the 0.5 and 2.5 microgram tablets in July and December 2006 and a price increase for Hectorol IV in April 2006 as well as higher end-user demand.

Sales of Hectorol increased 35% to $55.6 million for the six months ended June 30, 2007, as compared to $41.3 million for the same period of 2006, primarily due to higher end-user demand.

We expect sales of Renagel and Hectorol to increase, driven primarily by growing patient access to these products, including through the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of our DCOR trial and the growing acceptance of the National Kidney Foundation’s 2003 Kidney Disease Outcome Quality Initiative, or K/DOQI, Guidelines for Bone Metabolism and Disease in CKD and the RIND study. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss some of these competitors under the heading “Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors,” included in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers, could impact the revenue from our Renal reporting segment that we record from period to period.

We expect to launch Renvela, the second-generation buffered form of Renagel, within the next year. Renvela will enable us to expand the market for our phosphate binder by reaching patients with CKD who have not progressed to dialysis. The FDA is currently reviewing our application for Renvela’s use by dialysis patients.

Therapeutics

Therapeutics product revenue increased 24% to $464.3 million for the three months ended and 24% to $893.2 million for the six months ended June 30, 2007, as compared to the same periods of 2006, due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen and to the launch of Myozyme in the European Union, United States and Canada in 2006.

The 11% growth in sales of Cerezyme to $283.0 million for the three months ended and 11% growth in sales to $546.8 million for the six months ended June 30, 2007, as compared to the same periods of 2006, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect

Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The 7% increase in the Euro against the U.S. dollar for the three months ended June 30, 2007, as compared to the same period of 2006, positively impacted Cerezyme revenue by $6.3 million. The 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same period of 2006, positively impacted Cerezyme revenue by $13.7 million.

Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 33% of our total product revenue for the three months ended June 30, 2007, as compared to 35% for the same period of 2006, and 33% of our total product revenue for the six months ended June 30, 2007, as compared to 36% for the same period of 2006. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have developed or have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading “Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors,” in this report.

The 17% increase to $104.3 million for the three months ended and the 21% increase to $205.0 million for the six months ended June 30, 2007 in sales of Fabrazyme, as compared to the same periods of 2006, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. In addition, we recognized $2.5 million of Fabrazyme revenue in the six months ended June 30, 2007 upon receiving reimbursement approval for past shipments of Fabrazyme in Canada. The 7% increase in the Euro against the U.S. dollar for the three months ended June 30, 2007, as compared to the same period of 2006, positively impacted Fabrazyme revenue by $2.0 million. The 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same period of 2006, positively impacted Fabrazyme revenue by $4.3 million.

Sales of Thyrogen increased 25% to $29.5 million for the three months ended and 20% to $55.9 million for the six months ended June 30, 2007, as compared to the same periods of 2006, due to worldwide volume growth which impacted sales by $5.0 million in the three month period and $8.8 million in the six month period. The 7% increase in the Euro against the U.S. dollar for the three months and the 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same periods of 2006, did not have a material impact on Thyrogen revenue.

Sales of Myozyme were $46.7 million for the three months ended and $84.7 million for the six months ended June 30, 2007, as compared to $6.5 million for the three months ended and $8.6 million for the six months ended June 30, 2006. In March 2006, we received marketing authorization for Myozyme in the European Union. In April 2006, the FDA granted marketing approval for Myozyme. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In April 2007, Myozyme was approved for commercial sale in Japan and in June 2007 we launched the product. We expect to file for approval in several additional countries in 2007.

The 7% increase in the Euro against the U.S. dollar for the three months ended June 30, 2007, as compared to the same period of 2006, positively impacted Myozyme revenue by $1.8 million. The 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same period of 2006, positively impacted Myozyme revenue by $3.7 million. The positive impact of the increase in the Euro against the U.S. dollar on Myozyme revenue for both the three and six months ended June 30, 2007 is driven by the growth in sales volume of Myozyme in Europe, in each such period, as compared to the same periods of 2006.

We currently manufacture Myozyme in the United States. We expect to begin Myozyme fill-finish at our facility in Waterford, Ireland in the third quarter of 2007, and to commence Myozyme engineering runs at our protein manufacturing facility in Geel, Belgium later this year. In addition, we are seeking FDA approval of our larger-scale manufacturing process, based in Allston, Massachusetts, to enable us to meet the expected demand for Myozyme in the U.S. market going forward. We currently anticipate receiving FDA approval of the application for our larger-scale manufacturing process in the first half of 2008. In the meantime, we are accelerating efforts to optimize supply for the U.S. market, including temporarily transitioning some patients to a clinical access program through which they may receive Myozyme produced using the larger-scale manufacturing process until the FDA approves the larger-scale manufacturing process. Production at this larger scale is already approved in 33 countries. We are aware of the risks involved in manufacturing Myozyme and all of our products. We discuss these risks under the heading “Risk Factors—Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs,” in this report.

Transplant

Transplant product revenue increased 5% to $43.4 million for the three months ended and 12% to $84.5 million for the six months ended June 30, 2007, as compared to the same periods of 2006. The increases are primarily due to a $1.5 million increase for the three month period and a $6.3 million increase for the six month period in sales of Thymoglobulin as a result of its increased utilization in transplant procedures internationally.

We are aware of the risks involved in manufacturing Thymoglobulin and all of our products. We discuss these risks under the heading “Risk Factors—Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs,” in this report.

Biosurgery

Biosurgery product revenue increased 6% to $98.3 million for the three months ended and increased 8% to $185.6 million for the six months ended June 30, 2007, as compared to the same periods of 2006. There was a $3.8 million increase for the three month period and an $8.0 million increase for the six month period, in sales of Seprafilm and a $1.1 million increase for the three month period and a $4.3 million increase for the six month period, in revenue related to our high grade bulk hyaluronic acid, or HA, products. The increases in Seprafilm revenue are primarily due to greater penetration into the United States and Japanese markets. The increases in revenue related to our HA products are primarily due to an increase in orders for HA powder.

Synvisc sales increased $1.3 million for the three months ended and $1.6 million for the six months ended June 30, 2007, as compared to the same periods of 2006. Currently, Synvisc is delivered through three injections administered at one-week intervals. In November 2006 we completed a pivotal trial evaluating Synvisc-One, a single-injection regimen of Synvisc, which showed that patients who received a single-injection regimen of Synvisc achieved a statistically significant improvement in the pain caused by osteoarthritis of the knee in 26 weeks compared to those using placebo. We filed for marketing approval of Synvisc-One in the U.S. in June 2007 and we anticipate filing for marketing approval of Synvisc-One in the European Union in the second half of 2007. We expect to launch this product in the European Union and in the United States in the first quarter of 2008. The clinical advantages of Synvisc-One have the potential to expand the market for Synvisc.

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

Other Product Revenue

Other product revenue increased 8% to $67.2 million for the three months ended and 15% to $142.4 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to:

•       a 30% increase to $14.6 million for the three months ended and a 49% increase to $31.3 million for the six months ended June 30, 2007, in sales of Campath and Clolar;

•       a 10% increase in sales of diagnostic products to $29.0 million for the three months ended and an 8% increase to $59.8 million for the six months ended June 30, 2007, due to increased demand; and

•       a 9% increase to $51.4 million in sales of bulk pharmaceuticals for the six months ended June 30, 2007, due to bulk sales of and royalties earned on WelChol as a result of increased demand from our U.S. marketing partner, Sankyo Pharma, Inc., or Sankyo.

The increases in other product revenue discussed above for the three month period were partially offset by a 5% decrease to $23.6 million in sales of bulk pharmaceuticals due to a decrease in demand from Sankyo.

Service Revenue

We derive service revenue primarily from the following sources:

•       sales of MACI, a proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

•       genetic and pathology/oncology testing services, which are included in our Genetics reporting segment.

The following table sets forth our service revenue on a segment basis:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Renal	$—	$(31)	N/A	$—	$—	N/A
Biosurgery	8,338	9,613	(13)%	17,700	20,493	(14)%
Genetics	73,714	61,041	21%	139,872	118,493	18%
Other	423	389	9%	784	848	(8)%
Total service revenue	$82,475	$71,012	16%	$158,356	$139,834	13%

Service revenue attributable to our Biosurgery segment decreased 13% to $8.3 million for the three months ended and 14% to $17.7 million for the six months ended June 30, 2007, as compared to the same periods of 2006. The decreases are primarily due to a decline in sales of Epicel due to decreases in patients requesting this service.

Service revenue attributable to our Genetics reporting segment increased 21% to $73.7 million for the three months ended and 18% to $139.9 million for the six months ended June 30, 2007, as compared to the same periods of 2006. These increases were primarily attributable to continued growth in sales of DNA and cancer testing services as well as the prenatal screening and diagnosis market.

International Product and Service Revenue

A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
International product and service revenue	$439,897	$355,615	24%	$850,916	$682,295	25%
% of total product and service revenue	47%	45%		47%	45%

The 24% increase to $439.9 million for the three months ended and the 25% increase to $850.9 million for the six months ended June 30, 2007 in international product and service revenue, as compared to the same periods of 2006, is primarily due to a $73.0 million increase for the three month period and a $191.8 million increase for the six month period, in the combined international sales of Renagel, Cerezyme, Fabrazyme and Myozyme primarily due to an increase in the number of patients using these products in countries outside of the United States.

The 7% increase in the Euro against the U.S. dollar for the three months ended June 30, 2007, as compared to the same period of 2006, positively impacted total product and service revenue by $15.6 million. The 8% increase in the Euro against the U.S. dollar for the six months ended June 30, 2007, as compared to the same period of 2006, positively impacted total product and service revenue by $33.6 million.

Research and Development Revenue

The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Therapeutics	$431	$—	N/A	$1,069	$1,000	7%
Transplant	—	—	N/A	180	—	N/A
Biosurgery	1,226	1	>100%	2,974	5	>100%
Other	3,406	3,558	(4)%	9,649	7,196	34%
Corporate	399	50	>100%	702	93	>100%
Total research and development revenue	$5,462	$3,609	51%	$14,574	$8,294	76%

Total research and development revenue increased $1.9 million for the three months ended and $6.3 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to increases in revenue recognized by our Biosurgery reporting segment and Other research and development revenue. The increase in our Biosurgery research and development revenue is for work done related to dermal filler products as a result of new contracts entered into with Mentor Corporation in September 2006, for which there were no comparable amounts in the first half of 2006. Other research and development revenue for the three and six months ended June 30, 2007 includes $1.6 million of revenue for the three months and $5.8 million for the six months for research and development work related to alemtuzumab for the treatment of multiple sclerosis that we perform on behalf of Bayer Schering Pharma AG. Other research and development revenue also includes revenue related to our pharmaceuticals and cardiovascular businesses.

MARGINS

The components of our total margins are described in the following table:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Product margin	$682,230	$584,778	17%	$1,325,696	$1,121,601	18%
% of total product revenue	81%	81%		81%	82%
Service margin	$28,129	$19,636	43%	$56,271	$42,020	34%
% of total service revenue	34%	28%		36%	30%
Total product and service margin	$710,359	$604,414	18%	$1,381,967	$1,163,621	19%
% of total product and service revenue	77%	77%		77%	77%

Product Margin

Our overall product margin increased $97.5 million, or 17%, for the three months ended and $204.1 million, or 18%, for the six months ended June 30, 2007, as compared to the same periods of 2006. This is primarily due to:

•       improved margins for Hectorol and Renagel due to price increases, increased customer volume and increased efficiency at our global manufacturing facilities as well as the favorable foreign exchange rate for the Euro against the U.S. dollar;

•       an increase in product margin for Cerezyme, Fabrazyme and Thyrogen due to increased sales volume and improved unit costs;

•       improved margins for Myozyme due to the launch of Myozyme in the European Union, United States and Canada in 2006;

•       an increase in product margin for Seprafilm and other HA products due to increased sales; and

•       an increase in product margin for our oncology business due to the increase in global sales of Campath and the increase in U.S. sales of Clolar.

These increases in product margin were partially offset by a $3.2 million increase for the three months and a $6.6 million increase for the six months ended June 30, 2007 in stock-based compensation expenses compared to the same periods of 2006.

Total product margin as a percentage of product revenue for the three months ended June 30, 2007 was consistent with the same period of 2006. Total product margin as a percentage of product revenue for the six months ended June 30, 2007 decreased slightly compared to the same period of 2006 due to an increase in sales of higher cost Thymoglobulin product that was manufactured in our Waterford, Ireland plant and was sold in 2007.

The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

Our overall service margin increased $8.5 million, or 43%, for the three months ended and $14.3 million, or 34%, for the six months ended June 30, 2007. This is primarily due to the increase in revenue from our DNA and cancer testing services as well as the prenatal screening and diagnosis market in 2007.

Total service margin as a percent of total service revenue increased in the three and six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to a decrease in payroll costs related to Genetics services.

OPERATING EXPENSES

Selling, General and Administrative Expenses

The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$339,480	$273,480	24%	$608,501	$504,149	21%
% of total revenue	36%	34%		33%	33%

SG&A increased $66.0 million for the three months ended and increased $104.4 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to spending of:

•       $5.4 million for the three month period and $11.8 million for the six month period for Renal products, primarily due to continued support of Renal’s international business operations growth;

•       $7.8 million for the three month period and $16.7 million for the six month period for Therapeutics products, primarily due to expenses incurred to prepare to launch Myozyme in additional countries during 2007;

•       $2.6 million for the three month period and $5.5 million  for the six month period for Transplant products, primarily due to expenses resulting from the acquisition of AnorMED in November 2006. Additional expenses were incurred for pre-launch activities for Mozobil. Also contributing to this increase is spending on additional personnel to support the expansion of Thymoglobulin into new markets;

•       $4.3 million for the three month period and $5.5 million for the six month period for Biosurgery, primarily due to sales force expansion; and

•       $66.7 million for the three month period and $79.3 million for the six month period for Corporate SG&A primarily due to a charge of $64.0 million recorded in June 2007 related to the proposed settlement, subject to court approval and insurance coverage, of the litigation related to the consolidation of our former tracking stocks, and increased spending for information technology, legal expenses, employee recruiting and temporary help.

These increases were partially offset by decreases of:

•       $4.1 million for the three month period and $2.0 million for the six month period for Genetics products, primarily due to a $6.1 million adjustment in June 2007 to accruals related to our acquisition of the Physician Services and Analytical Services business units of IMPATH Inc. in May 2004; and

•       $17.4 million for the three month period and $14.4 million for the six month period attributable to a decrease in stock-based compensation expenses.

The decrease in SG&A as a percentage of total revenue for both the three and six months ended June 30, 2007 is primarily due to the reduction in stock-based compensation expenses recorded.

Research and Development Expenses

The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Research and development expenses	$198,442	$168,941	17%	$364,562	$321,264	13%
% of total revenue	21%	21%		20%	21%

Research and development expenses increased $29.5 million for the three months ended and $43.3 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to:

•       a $37.5 million increase for the three month period and a $42.2 million increase for the six month period in spending on certain Therapeutics research and development programs, including a $25.0 million up-front payment paid to Ceregene in June 2007 in connection with a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson’s disease;

•       a $9.3 million increase for the three month period and a $16.7 million increase for the six month period in spending on Transplant research and development programs, primarily due to our acquisition of AnorMED in November 2006; and

•       a $3.9 million increase for the three month period and a $8.8 million increase for the six month period in spending on Other research and development programs, primarily on alemtuzumab for the treatment of multiple sclerosis.

These increases were partially offset by decreases of:

•       $4.6 million for the three month period and $10.7 million for the six month period in spending on our Renal programs due to the termination of our collaboration with RenaMed Biologics, Inc., or RenaMed, in February 2007;

•       $5.1 million in spending for the three month period and $3.6 million in spending for the six month period on certain Therapeutics research and development programs, including a $4.7 million decrease in spending for the three month period and a $1.5 million decrease in spending for the six month period due to the termination in February 2007 of our joint venture with Dyax for development of DX-88 for the treatment of HAE; and

•       $9.8 million for the three month period and $8.8 million for the six month period for our Corporate research and development programs, primarily due to decreases of $6.1 million for the three months ended and $4.7 million for the six months ended June 30, 2007 in stock-based compensation expenses.

Amortization of Intangibles

The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Amortization of intangibles	$49,465	$52,883	(6)%	$99,482	$105,575	(6)%
% of total revenue	5%	7%		5%	7%

Amortization of intangibles expense decreased by $3.4 million for the three months ended and $6.1 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to the write off in the first quarter of 2007 of $23.7 million of fully amortized customer lists related to our acquisition of Bone Care in July 2005.

As discussed in Note 7., “Goodwill and Other Intangible Assets,” to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights acquired pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of Synvisc and Myozyme, respectively, and the resulting future contingent payments we will be required to make to Wyeth and Synpac. As a result, we expect amortization of intangibles to fluctuate over the next five years based on these future contingent payments.

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

The following table sets forth IPR&D projects for companies and certain assets acquired since 2004 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch	Estimated Cost to Complete
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2008-2013	$125
		26.1	AMD070 (HIV)(2)	15%	—	—
		$552.9
Avigen (2005)	$12.0	$7.0	AV201 (Parkinson’s disease)	N/A	2016	$100
Bone Care (2005)	$712.3	$12.7	LR-103 (secondary hyperparathyroidism)	25%	2012	$15
Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014	$20-$35
ILEX Oncology (2004)	$1,080.3	$96.9	Campath	11%	2009-2011	$194
		113.4	Clolar	12%	2008-2011	$99
		44.2	Tasidotin	16%	2011-2014	$44
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

OTHER INCOME AND EXPENSES

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Equity in income of equity method investments	$5,945	$3,854	54%	$11,557	$6,100	89%
Minority interest	15	2,750	(99)%	3,927	5,196	(24)%
Gains on investments in equity securities, net	143	66,967	(100)%	12,931	74,909	(83)%
Other	(278)	(319)	(13)%	(803)	(458)	75%
Investment income	17,246	12,563	37%	33,465	22,641	48%
Interest expense	(3,621)	(4,035)	(10)%	(7,809)	(8,473)	(8)%
Total other income	$19,450	$81,780	(76)%	$53,268	$99,915	(47)%

Equity in Income of Equity Method Investments

Under this caption, we record our portion of the results of our joint ventures with BioMarin and Medtronic, Inc., or Medtronic, and our investment in Peptimmune, Inc., or Peptimmune.

Equity in income of equity method investments increased $2.1 million, or 54%, for the three months ended and $5.5 million, or 89%, for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to an increase of $1.9 million for the three months ended and $4.6 million for the six months ended June 30, 2007 in our portion of the net income of BioMarin/Genzyme LLC attributable to increased sales of Aldurazyme.

Minority Interest

Prior to February 20, 2007, as a result of our application of FIN 46R, “Consolidation of Variable Interest Entities,” we consolidated the results of Dyax-Genzyme LLC and Excigen Inc. Effective

February 20, 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC effective February 20, 2007. In connection with this termination, we made a capital contribution of approximately $17 million in cash to Dyax-Genzyme LLC, and Dyax purchased our interest in the joint venture for 4.4 million shares of Dyax common stock, valued at $16.9 million, based on the closing price of Dyax common stock on February 23, 2007. Prior to February 20, 2007, in accordance with FIN 46R, we consolidated the assets related to Dyax-Genzyme LLC, which were not significant and consisted primarily of lab equipment net of their associated accumulated depreciation, and recorded Dyax’s portion of this joint venture’s losses as minority interest in our consolidated statements of operations through February 20, 2007. The results of Excigen Inc. were not significant.

Gains on Investments in Equity Securities, net

We recorded the following gains on investments in equity securities, net of charges for impairment of investments, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Gross gains on investments in equity securities:
THP	$—	$—	$10,848	$—
CAT	—	69,359	—	69,359
BioMarin	—	—	—	6,417
Other	143	501	2,083	2,026
Total	143	69,860	12,931	77,802
Less: charges for impairment of investments	—	(2,893)	—	(2,893)
Gains on investments in equity securities, net	$143	$66,967	$12,931	$74,909

Unrealized Gains (Losses)

At June 30, 2007, our stockholders’ equity included $17.7 million of unrealized gains and $0.1 million of unrealized losses related to our investments in equity securities.

Investment Income

Our investment income increased 37% to $17.2 million for the three months ended and 48% to $33.5 million for the six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to an increase in the average portfolio yield and higher average cash balances.

Interest Expense

Our interest expense decreased 10% to $3.6 million for the three months ended June 30, 2007, as compared to the same period of 2006, primarily due to a $1.4 million increase in capitalized interest, which resulted in a decrease in interest expense, and a $0.2 million decrease in interest related to our 2003 revolving credit facility, which was replaced in July 2006. These overall decreases were offset in part by a $1.2 million increase in interest expense related to asset retirement obligations, for which there was no similar amount in 2006. Our interest expense decreased 8% to $7.8 million for the six months ended June 30, 2007, as compared to the same period of 2006, primarily due to a $2.9 million increase in capitalized interest, which resulted in a decrease in interest expense, and a $0.4 million decrease in interest related to our 2003 revolving credit facility, which was replaced in July 2006. These overall decreases were offset in part by a $2.6 million increase in interest expense related to asset retirement obligations, for which there was no similar amount in 2006.

Provision for Income Taxes

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	% Change	2007	2006	% Change
	(Amounts in thousands)
Provision for income taxes	$64,090	$60,002	7%	$135,283	$105,371	28%
Effective tax rate	43%	31%		36%	31%

Our effective tax rate for all periods varies from the U.S. statutory tax rate as a result of:

•       our provision for state income taxes;

•       the tax benefits from export sales;

•       the tax benefits from domestic production activities;

•       benefits related to tax credits;

•       income and expenses taxed at rates other than the U.S. statutory tax rate;

•       non-deductible stock-based compensation expenses; and

•       non-deductible expenses associated with the settlement of litigation related to the consolidation of our former tracking stocks.

Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FSP FIN 48-1 and $8.1 million resulting from our settlement of the IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. These gross unrealized tax benefits did not change significantly during the six months ended June 30, 2007.

We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three and six months ended June 30, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and June 30, 2007 were not significant.

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

B.               LIQUIDITY AND CAPITAL RESOURCES

We continue to generate cash from operations. At June 30, 2007, we had cash, cash equivalents and short- and long-term investments of $1.5 billion, an increase of $0.2 billion from $1.3 billion at December 31, 2006.

The following is a summary of our statements of cash flows for the six months ended June 30, 2007 and 2006.

Cash Flows from Operating Activities

Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$241,981	$235,471
Non-cash charges	196,810	138,753
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(62,623)	(14,059)
Cash flows from operating activities	$376,168	$360,165

Cash provided by operating activities increased $16.0 million for the six months ended June 30, 2007, as compared to the same period of 2006, primarily due to a $58.1 million increase in non-cash charges and a $6.5 million increase in earnings, excluding non-cash charges, offset by a $48.6 million increase in cash used for working capital.

Cash Flows from Investing Activities

Cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$84,919	$(67,672)
Net sales (purchases) of investments in equity securities	(668)	33,281
Purchases of property, plant and equipment	(180,041)	(156,406)
Distributions from equity method investments	10,900	12,000
Purchases of other intangible assets	(27,618)	(43,109)
Other investing activities	891	3,132
Cash flows from investing activities	$(111,617)	$(218,774)

For the six months ended June 30, 2007, capital expenditures and acquisitions accounted for significant cash outlays for investing activities. For the six months ended June 30, 2007, we used:

•       approximately $17 million for a capital contribution in connection with the termination of our participation and interest in Dyax-Genzyme LLC:

•       $180.0 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the

United Kingdom and Belgium, and the construction of a new research and development facility in Framingham, Massachusetts; and

•       $27.6 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth and a milestone payment to Synpac.

These decreases in cash were partially offset by cash provided by:

•       $84.9 million in cash from the net sales of investments; and

•       $10.9 million of cash distributions from our joint venture with BioMarin.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Proceeds from issuance of common stock	$68,174	$57,080
Repurchase of common stock	(63,430)	—
Excess tax benefits from stock-based compensation	565	4,659
Payments of debt and capital lease obligations	(3,356)	(1,971)
Increase (decrease) in bank overdrafts	15,935	(7,222)
Minority interest contributions	4,136	5,232
Other financing activities	2,474	1,503
Cash flows from financing activities	$24,498	$59,281

In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management’s discretion and as permitted by securities laws and other legal requirements. In June 2007, we repurchased a total of 968,485 shares of our common stock at an average price of $65.48 per share for $63.4 million of cash, including fees. We recorded the purchases in our consolidated balance sheet as of June 30, 2007, as a reduction to our common stock account for the par value of the repurchased shares and as a reduction in additional paid-in capital in accordance with the provisions of the MBCA. During the period from July 1, 2007 through August 7, 2007, we repurchased 1,840,253 additional shares of our common stock at an average price of $63.98 per share for $117.8 million of cash, including fees. These additional repurchases will be reflected in our consolidated balance sheet as of September 30, 2007.

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

In August 2006, we amended our $7.0 million secured promissory note receivable from Dyax to extend the maturity date from May 2007 to May 2010, eliminate the existing financial covenants and replace the original collateral on the note with a letter of credit from a major bank for $7.2 million.

Prior to May 24, 2007, we considered Dyax to be a related party because the chairman and chief executive officer of Dyax was a member of our board of directors. We recorded the principal and accrued interest due to us from Dyax prior to May 24, 2007 as a note receivable—related party in our unaudited, consolidated balance sheet. On May 24, 2007, the term of this director expired and he decided not to stand for re-election, thus resigning from our board of directors. As a result, Dyax was no longer considered our related party and we recorded the principal and accrued interest due to us from Dyax in other noncurrent assets in our unaudited, consolidated balance sheet. As of June 30, 2007, $7.2 million of principal and accrued interest receivable remains due to us from Dyax under this note.

Revolving Credit Facility

As of June 30, 2007, no amounts were outstanding under our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2007, we were in compliance with these covenants.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations—Liquidity and Capital Resources” in Exhibit 13 to our 2006 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights as of June 30, 2007 there have been no material changes to our contractual obligations since December 31, 2006.

Financial Position

We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

•       product development and marketing;

•       business combinations and other strategic business initiatives, including the approximately $345 million in cash we intend to spend on acquiring Bioenvision;

•       our $1.5 billion stock repurchase program;

•       expanding existing and constructing additional manufacturing facilities;

•       upgrading our systems;

•       contingent payments under license and other agreements;

•       expanding staff; and

•       working capital, including the approximately $64 million we expect to pay, subject to court approval, for the proposed settlement of the litigation related to the consolidation of our former tracking stocks, and satisfaction of our obligations under capital and operating leases.

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

In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you details on one set of pending legal proceedings in the notes to our consolidated financial statements.

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

Recent Accounting Pronouncements

FAS 157, “Fair Value Measurements.”   In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements regarding fair value measurements. FAS 157 will be effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our financial position and results of operations.

FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”   In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 will be effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 will have on our financial position and results of operations.

RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $546.8 million for the six months ended June 30, 2007, representing approximately 33% of our consolidated total product revenue. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our results of operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several existing products and services, we will not meet our financial goals.

Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Renagel, Synvisc, Fabrazyme, Aldurazyme, Myozyme, Hectorol, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

•       acceptance by the medical community of each product or service;

•       the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

•       our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

•       regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory authorities of these products and the facilities and processes used to manufacture these products;

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

Renagel competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure on hemodialysis. Fresenius Medical Care markets PhosLo®, a calcium-based phosphate binder. Shire Pharmaceuticals Group plc, or Shire, markets Fosrenol®, a non-calcium based phosphate binder. Amgen, Inc. recently acquired Ilypsa and its product candidate, ILY101, a polymeric phosphate binder that completed a phase 2 trial in CKD patients on dialysis. Renagel also competes with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium.

UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire reported top-line data from a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease, and initiated phase 3 studies in July 2007. Protalix Biotherapeutics Ltd. announced plans for initiation in the third quarter of 2007 of a phase 3 trial for plant-derived enzyme replacement therapy to treat Gaucher disease. Amicus Therapeutics, Inc., or Amicus, is conducting phase 2 trials for oral chaperone medication to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States. Amicus has initiated phase 2 trials for oral chaperone medication to treat Fabry disease. We are aware of other development efforts aimed at treating Fabry disease.

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

Several companies market products that, like Thymoglobulin and Lymphoglobuline, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis’ Simulect®, Pfizer Inc.’s ATGAM®. Competition in the acute transplant rejection market is driven largely by product efficacy due to the potential decreased long-term survival of transplanted organs as the result of an acute organ rejection episode.

The examples above are illustrative and not exhaustive. Almost all of our products and services face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating LSDs that are more effective, convenient or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our results of operations.

If we fail to obtain and maintain adequate levels of reimbursement for our products from third party payors, the commercial potential of our products will be significantly limited.

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

•       develop and scale-up manufacturing processes; and

•       pursue marketing approvals and, in some jurisdictions, pricing and reimbursement approvals.

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•       failure of the product candidate in preclinical studies;

•       difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•       patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•       insufficient clinical trial data to support the effectiveness of the product candidate;

•       our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

•       our failure to obtain the required regulatory approvals for the product candidate, the facilities or the process used to manufacture the product candidate; or

•       changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or indication no longer desirable.

Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. For example, in our phase 3 trial known as the Polymer Alternative for CDAD treatment (PACT) study, tolevamer did not meet its primary endpoint. In our pivotal study of hylastan in treating patients with osteoarthritis of the knee, hylastan did not meet its primary endpoint. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those product candidates.

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

We may encounter problems assimilating operations acquired in business combination transactions. These transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisition of AnorMED Inc., there is a substantial risk that we will fail to realize the benefits we anticipated when we decided to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced and those facilities are subject to ongoing inspections. In addition, changes in manufacturing processes may require additional regulatory approvals. Obtaining and maintaining these regulatory approvals could cause us to incur significant additional costs and lose revenue. For example, we are currently working with the FDA to obtain approval of a larger-scale Myozyme manufacturing process. We anticipate receiving that approval in the first half of 2008 and, until that time, are taking actions to optimize our U.S. Myozyme supply, including making Myozyme available to some patients through a clinical access program. Furthermore, any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be readily available on a timely basis.

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

•       suspending product sales, imports and/or exports;

•       requiring us to communicate with physicians and other customers about concerns related to potential safety, efficacy, and other issues involving Genzyme products;

•       mandating product recalls; and

•       seizing products.

Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme and Myozyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market.

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

We are also currently involved in litigation matters and investigations that do not involve intellectual property claims and may be subject to additional actions in the future. For example, the federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare “fraud and abuse” laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries.

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

We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Our insurers may dispute our claims for coverage. For example, we have submitted claims to our insurers for reimbursement of portions of the expenses incurred and to be incurred with the litigation related to the consolidation of our tracking stock. The insurer has purported to deny coverage. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

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

Our international operations accounted for approximately 47% of our consolidated product and service revenues for the six months ended June 30, 2007. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency translation gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation losses in the future due to the effect of exchange rate fluctuations.

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

As of June 30, 2007, we had $1.5 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

We intend to use substantial portions of our available cash for:

•       product development and marketing;

•       business combinations and other strategic business initiatives, including the approximately $345 million in cash we intend to spend in acquiring Bioenvision;

•       our $1.5 billion stock repurchase program;

•       upgrading our systems;

•       expanding existing and constructing additional manufacturing facilities;

•       expanding staff; and

•       working capital, including the approximately $64 million we expect to pay, subject to court approval, for the proposed settlement of the litigation related to the consolidation of our former tracking stocks, and satisfaction of our obligations under capital and operating leases.

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

As of June 30, 2007, we had $697.8 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

•       increasing our vulnerability to adverse changes in general economic and industry conditions; and

•       limiting our ability to obtain additional financing for capital expenditures, acquisitions and general corporate and other purposes.

Our ability to make payments and interest on our indebtedness depends upon our future operating results and financial performance.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to potential loss from market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At June 30, 2007, we held derivative contracts in the form of foreign exchange forward contracts. We also held a number of other financial instruments, including investments in marketable securities and debt securities outstanding. We do not hold derivatives or other financial instruments for speculative purposes.

Foreign Exchange Risk

As a result of our worldwide operations, we face exposure to potential adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use forward foreign exchange contracts to further reduce our exposure to changes in exchange rates. We also hold a limited amount of foreign cash and equity securities.

As of June 30, 2007, we estimate the potential loss in fair value of our foreign currency contracts, foreign cash, and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $18.2 million, as compared to $34.2 million as of December 31, 2006. The change from the prior period is primarily due to a reduction in forward contracts and to a decrease in foreign currency being held.

Interest Rate Risk

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities. Other exposures to interest rate risk include the fair value of fixed rate convertible debt and other fixed rate debt. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve.

We used the following assumptions in preparing the sensitivity analysis for our convertible notes:

•       notes that are “in-the-money” at June 30, 2007 are considered equity securities and are excluded;

•       notes that are “out-of-the-money” at June 30, 2007 are analyzed by taking into account both fixed income and equity components; and

•       notes will mature on the first available put or call date.

On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $2.3 million as of June 30, 2007, as compared to $4.2 million as of December 31, 2006.

Equity Price Risk

We hold investments in a limited number of U.S. and European equity securities. We estimate the potential loss in fair value due to a 10% decrease in equity prices of marketable securities held at June 30, 2007 to be $5.5 million, as compared to $4.2 million at December 31, 2006. The increase is due to the acquisition of 4.4 million additional shares of Dyax common stock. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have a readily determinable market value.

ITEM 4.     CONTROLS AND PROCEDURES

At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2007, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Legal Proceedings

We periodically become subject to legal proceedings and claims arising in connection with our business.

Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in the MSC in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors’ fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) granted our petition for further appellate review. On June 4, 2007, the SJC reversed the Appeals Court’s decision and affirmed dismissal of the complaint in its entirety. On July 25, 2007, the SJC denied the plaintiff’s petition for rehearing. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. As amended, this complaint alleged violations of federal securities laws, as well as various state law claims, related to the exchange, on behalf of a certified class of holders of Biosurgery Stock as of May 8, 2003. On August 6, 2007, we reached an agreement-in-principle with counsel for the plaintiff class to settle and dismiss this case for approximately $64 million. This settlement is subject to the execution of a definitive settlement agreement and approval by the court. Because the members of the class in the New York action will release all claims, we anticipate that the settlement will, as a practical matter, resolve the consolidated case that remains pending in the MSC. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred and to be incurred in connection with these cases; the insurer has purported to deny coverage. We intend to vigorously pursue our rights with respect to insurance coverage. As a result, we have recorded a liability for the settlement payment of approximately $64 million as a charge to SG&A in our consolidated statements of operations in June 2007 and as an increase to accrued expenses in our consolidated balance sheets as of June 30, 2007.

We are not able to predict the outcome of other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any reasonably possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, we have no current accruals for these potential contingencies. We cannot provide you with assurance that other legal proceedings will not have a material adverse impact on our financial condition and results of operations.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management’s discretion and as permitted by securities laws and other legal requirements. The manner of the purchase, the amount that we spend and the number of shares we ultimately purchase will vary based on a range of factors, including share price. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

The following table provides information about certain repurchases of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007-April 30, 2007	—		—		—	—
May 1, 2007-May 31, 2007	639	(1)	$65.57		—	$1,500,000,000
June 1, 2007-June 30, 2007	968,485	(2)	$65.48	(3)	968,485	1,436,588,153
Total	969,124		$65.48		968,485

(1)          Represents shares from stock option exercises where employees use shares of Genzyme Stock to pay the exercise price of stock options, commonly referred to as a stock swap transaction. Shares repurchased in stock swap transactions are retired.

(2)   During the second quarter of fiscal 2007, we repurchased 968,485 shares of our common stock under the stock repurchase program for $63.4 million of net cash.

(3)          Represents the weighted average price paid per share for stock repurchases made during the second quarter of fiscal 2007.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 24, 2007. We have set forth below the results of the voting on proposals submitted to the shareholders for a vote at the annual meeting. Adoption of the proposals, other than the election of directors required that the number of votes cast in favor of the proposals exceed the number of votes cast against the proposals. Each director was elected by a plurality of the votes properly cast at the meeting. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast on the proposals.

a.      Proposal to re-elect two directors, each for a one-year term:

	Number of Votes
Nominee	For	Withheld
Douglas A. Berthiaume	201,275,095	26,004,600

	Number of Votes
Nominee	For	Withheld
Gail K. Boudreaux	223,979,015	3,300,680

Each nominee received a plurality of the votes cast, and therefore has been duly reelected as a director of Genzyme. The terms of office for Robert J. Carpenter, Charles L. Cooney, PhD, Victor J. Dzau, M.D., Senator Connie Mack III, Richard F. Syron and Henri A. Termeer continued as directors of Genzyme after the annual meeting.

b.     Proposal to amend the 2004 Equity Incentive Plan by increasing the number of shares of common stock covered by the plan by 3,500,000 shares and to merge our 1997 Equity Incentive Plan into the 2004 plan;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
172,145,357	26,115,618	1,720,715	27,298,007

The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

c.      Proposal to approve the 2007 Director Equity Plan;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
146,146,185	52,042,893	1,792,612	27,298,007

The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

d.     Proposal to amend the 1999 Employee Stock Purchase Plan by increasing the number of shares of common stock  covered by the plan by 1,500,000 shares;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
192,020,073	6,502,334	1,459,283	27,298,007

The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

e.      Proposal to approve an amendment to our bylaws to provide for majority voting for the election of directors in uncontested elections;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
192,601,240	5,865,189	1,515,260	27,298,008

The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

f.      Proposal to ratify the audit committee’s selection of PricewaterhouseCoopers, LLP as independent auditors for 2007;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
222,734,443	3,057,910	1,487,344	—

The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

g.      Shareholder sponsored proposal that executive severance agreements be approved by shareholders;

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
73,055,854	121,807,254	5,118,581	27,298,008

The number of votes cast against the proposal exceeded the number of votes cast for the proposal. The proposal was not adopted.

ITEM 6.                EXHIBITS

(a)           Exhibits

See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2007
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Date: August 9, 2007	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, JUNE 30, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*2.1	Agreement and Plan of Merger, by and among Genzyme Corporation, Bioenvision, Inc. and Witchita Bio Corporation, dated May 29, 2007. Filed as Exhibit 2.1 to Genzyme’s 8-K filed May 29, 2007.
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed May 24, 2007.
**10.1	Amendment effective as of January 1, 2007 to Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed herewith.
10.2	2004 Equity Incentive Plan, as amended. Filed herewith.
10.3	1999 Employee Stock Purchase Plan, as amended. Filed herewith.
*10.4	Form of Restricted Stock Unit for grants to executive officers under Genzyme’s 2004 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme’s 8-K filed May 30, 2007.
*10.5	2007 Director Equity Plan. Filed as Exhibit 10.2 to Genzyme’s 8-K filed May 30, 2007.
*10.6	Form of Nonstatutory Stock Option for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.3 to Genzyme’s 8-K filed May 30, 2007.
*10.7	Form of Restricted Stock Unit for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.4 to Genzyme’s 8-K filed May 30, 2007.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*                    Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**             Confidential treatment has been requested for the deleted portions of Exhibit 10.1.