Form 10-Q
period 2007-09-30
GENZYME CORP
filed 2007-11-08
CIK 732485

Use these links to rapidly review the document
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or
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

        The number of shares of Genzyme Stock outstanding as of October 31, 2007: 265,975,721

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. We have one outstanding series of common stock, which we refer to as "Genzyme Stock."

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

  •
  our expectations for Renvela, including our ability to use it to expand the market for our phosphate binder to patients with chronic kidney disease, or CKD, not yet on dialysis;

  •
  the timing and availability of data from clinical trials;

  •
  the anticipated drivers for the future growth of our products, including Renvela, Hectorol and Synvisc-One;

  •
  our estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities and production methods to support our products and services, including the larger-scale manufacturing process for Myozyme;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

  •
  our estimates of the potential markets for our products and services;

  •
  our ability to meet the expected demand for our products, including Thymoglobulin and our ability to optimize the U.S. supply of Myozyme;

  •
  Cerezyme's future contribution to revenues;

  •
  our intention to pursue our rights with respect to insurance coverage for our settlement of a class action lawsuit under a director and officer liability insurance program;

  •
  our assessment of the outcome, timetables and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  the sufficiency of our cash, cash equivalents, short- and long-term investments and cash flows from operations;

  •
  our U.S. and foreign income tax audits, including our provision for liabilities and our assessment of the impact of settlement of the Internal Revenue Service, commonly referred to as the IRS, and foreign tax disputes;

  •
  our estimates of the cost to complete and estimated commercialization dates for our in-process research and development, or IPR&D, programs;

  •
  our expected future revenues, operations, expenditures, allocations and expenses, and the assumptions underlying those estimates;

  •
  our projected future earnings and earnings per share;

  •
  our assessment of the impact of recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No., or FAS, 157, regarding fair value measurements, FAS 159, regarding the fair value option for financial assets and financial liabilities and Emerging Issues Task Force, or EITF, Issue No. 07-3, regarding accounting for nonrefundable advance payments for goods or services used in future research and development activities;

  •
  our sales and marketing plans;

  •
  our assessment of certain lots of Thymoglobulin finished goods inventory to determine if they meet product specifications and the expected timing of the completion of this review;

  •
  our acquisition of Bioenvision, Inc., or Bioenvision, and the expected timing and payments related to the acquisition;

  •
  our planned acquisition of the diagnostics division of Diagnostic Chemicals Limited, or DCL, and the expected timing and payments related to the acquisition;

  •
  our expected future contingent payments due to Synpac (North Carolina), Inc., or Synpac; and

  •
  our expected future payments related to our acquisitions, including milestone and royalty payments to the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B, Wyeth, and Verigen AG, or Verigen, and employee benefits and leased facilities acquired from AnorMED Inc., or AnorMED, and the expected timing of these payments.

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

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner, including our ability to manufacture Thymoglobulin that meets product specifications and in quantities to meet projected market demand;

  •
  our reliance on third parties to provide us with materials and services in connection with the manufacture of our products;

  •
  our ability to obtain and maintain adequate patent and other proprietary rights protection for our products and services and successfully enforce these proprietary rights;

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

  •
  our ability to increase market penetration both outside and within the United States of our products and services;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the availability of reimbursement for our products and services from third party payors, the extent of such coverage and the accuracy of our estimates of the payor mix for our products;

  •
  our ability to effectively manage wholesaler inventories of our products and the levels of their compliance with our inventory management programs;

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

  •
  our ability to successfully integrate the business we acquired from Bioenvision effective October 23, 2007;

  •
  our ability to complete the planned acquisition of the diagnostics division of DCL on the anticipated terms and timeline;

  •
  the number of diluted shares of our stock considered outstanding, which will depend on business combination activity, our stock price and any further changes in the accounting rules for the calculation of earnings per share;

  •
  the estimates and input variables used in accounting for stock options and the related stock-based compensation expense;

  •
  the outcome of our IRS and foreign tax audits; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change or outbreak of diseases such as severe acute respiratory syndrome (SARS) or avian influenza, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, manufacturing facilities, customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We provide more detailed descriptions of these and other risks and uncertainties under the heading "Risk Factors," included in this report. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report

(unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$867,682	$734,231	$2,511,354	$2,110,301
Net service sales	83,177	71,153	241,533	210,987
Research and development revenue	9,300	3,190	23,874	11,484

Total revenues	960,159	808,574	2,776,761	2,332,772

Operating costs and expenses:
Cost of products sold	190,475	134,140	508,451	388,609
Cost of services sold	54,137	50,536	156,222	148,350
Selling, general and administrative	270,306	239,700	878,807	743,849
Research and development	175,800	162,293	540,362	483,557
Amortization of intangibles	49,819	50,542	149,301	156,117
Charge for impaired goodwill	—	219,245	—	219,245

Total operating costs and expenses	740,537	856,456	2,233,143	2,139,727

Operating income (loss)	219,622	(47,882)	543,618	193,045

Other income (expenses):
Equity in income (loss) of equity method investments	(12,648)	4,530	(1,091)	10,630
Minority interest	5	2,545	3,932	7,741
Gains on investments in equity securities, net	1,105	128	14,036	75,037
Other	913	(873)	110	(1,331)
Investment income	18,222	16,760	51,687	39,401
Interest expense	(1,474)	(3,772)	(9,283)	(12,245)

Total other income	6,123	19,318	59,391	119,233

Income (loss) before income taxes	225,745	(28,564)	603,009	312,278
(Provision for) benefit from income taxes	(66,432)	44,530	(201,715)	(60,841)

Net income	$159,313	$15,966	$401,294	$251,437

Net income per share:
Basic	$0.61	$0.06	$1.52	$0.96

Diluted	$0.58	$0.06	$1.45	$0.93

Weighted average shares outstanding:
Basic	262,775	261,541	263,387	260,565

Diluted	279,206	278,271	279,898	277,130

Comprehensive income, net of tax:
Net income	$159,313	$15,966	$401,294	$251,437

Other comprehensive income (loss):
Foreign currency translation adjustments	76,836	7,914	98,082	85,647

Other, net of tax	(274)	(129)	(540)	(406)

Unrealized gains (losses) on securities, net of tax:
Unrealized gains arising during the period, net of tax	7,450	7,066	12,812	43,004
Reclassification adjustment for (gains) losses included in net income, net of tax	(991)	242	(8,839)	(45,490)

Unrealized gains (losses) on securities, net of tax	6,459	7,308	3,973	(2,486)

Other comprehensive income	83,021	15,093	101,515	82,755

Comprehensive income	$242,334	$31,059	$502,809	$334,192

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$849,864	$492,170
Short-term investments	87,503	119,894
Accounts receivable, net	879,163	746,746
Inventories	438,872	374,644
Prepaid expenses and other current assets	137,793	119,122
Deferred tax assets	131,772	136,925

Total current assets	2,524,967	1,989,501
Property, plant and equipment, net	1,850,754	1,610,593
Long-term investments	512,181	673,540
Note receivable—related party	—	7,290
Goodwill, net	1,299,946	1,298,781
Other intangible assets, net	1,389,180	1,492,038
Deferred tax assets—noncurrent	78,243	—
Investments in equity securities	107,734	66,563
Other noncurrent assets	79,296	52,882

Total assets	$7,842,301	$7,191,188

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,823	$98,063
Accrued expenses	569,559	477,442
Income taxes payable	—	54,853
Deferred revenue and other income	39,307	14,855
Current portion of long-term debt and capital lease obligations	6,519	6,226

Total current liabilities	693,208	651,439
Long-term debt and capital lease obligations	115,096	119,803
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	5,574	6,675
Deferred tax liabilities	—	10,909
Other noncurrent liabilities	54,652	51,651

Total liabilities	1,558,530	1,530,477

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,635	2,630
Additional paid-in capital	5,193,116	5,106,274
Notes receivable from stockholders	(15,516)	(15,057)
Accumulated earnings	747,816	312,659
Accumulated other comprehensive income	355,720	254,205

Total stockholders' equity	6,283,771	5,660,711

Total liabilities and stockholders' equity	$7,842,301	$7,191,188

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$401,294	$251,437
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	246,556	246,651
Stock-based compensation	146,441	160,219
Provision for bad debts	7,045	6,329
Charge for impaired goodwill	—	219,245
Equity in income (loss) of equity method investments	1,091	(10,630)
Minority interest	(3,932)	(7,741)
Gains on investments in equity securities, net	(14,036)	(75,037)
Deferred income tax benefit	(81,629)	(92,815)
Tax benefit from employee stock-based compensation	12,459	20,751
Excess tax benefits from stock-based compensation	(1,229)	(8,979)
Other	5,585	(2,511)
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(103,285)	(77,211)
Inventories	(32,559)	(29,092)
Prepaid expenses and other current assets	(16,790)	(1,519)
Income taxes payable	(17,419)	13,545
Accounts payable, accrued expenses and deferred revenue	61,235	4,290

Cash flows from operating activities	610,827	616,932

Cash Flows from Investing Activities:
Purchases of investments	(602,451)	(750,855)
Sales and maturities of investments	796,612	643,594
Purchases of equity securities	(20,362)	(6,115)
Proceeds from sales of investments in equity securities	20,712	137,806
Purchases of property, plant and equipment	(281,309)	(236,917)
Acquisition of Bioenvision stock	(72,229)	—
Distributions from equity method investments	17,100	12,000
Payment of note receivable from Dyax Corp.	7,771	370
Purchases of other intangible assets	(45,821)	(67,793)
Other	658	4,292

Cash flows from investing activities	(179,319)	(263,618)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	100,276	112,012
Repurchase of common stock	(181,210)	—
Excess tax benefits from stock-based compensation	1,229	8,979
Payments of debt and capital lease obligations	(4,606)	(3,155)
Increase (decrease) in bank overdrafts	19,259	(16,285)
Minority interest contributions	4,136	8,265
Other	3,525	2,610

Cash flows from financing activities	(57,391)	112,426

Effect of exchange rate changes on cash	(16,423)	5,187

Increase in cash and cash equivalents	357,694	470,927
Cash and cash equivalents at beginning of period	492,170	291,960

Cash and cash equivalents at end of period	$849,864	$762,887

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

        We report the activities of our diagnostic products, oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

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

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly-owned and majority-owned subsidiaries. As a result of our adoption of FIN 46R, "Consolidation of Variable Interest Entities," we also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% interest, we record minority interest in our consolidated statements of operations for the ownership interest of the minority owner. We use the equity method of accounting to account for our investments in entities in which we have a substantial ownership interest (20% to 50%) which do not fall in the scope of FIN 46R, or over which we exercise significant influence. Our consolidated net income includes our share of the earnings of these entities.

Income Taxes

        Effective January 1, 2007, we adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For more information regarding the impact the adoption of FIN 48 had on our results of operations, financial condition and liquidity, see Note 13., "(Provision for) Benefit from Income Taxes," included in this report.

Recent Accounting Pronouncements

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

        FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 will be effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 may have on our financial position and results of operations.

        EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 is effective for us January 1, 2008 and will be applied prospectively to new contracts we enter into on or after that date. Earlier application is not permitted. We are currently evaluating the impact, if any, the adoption of EITF No. 07-3 will have on our financial position, results of operations or cash flows.

3. Stockholders' Equity

Stock Repurchase

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years, beginning in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. As of September 30, 2007, we have repurchased a total of 2,808,738 shares of our common stock at an average price of $64.50 per share for a total of $181.2 million of cash, including fees. In July 2004, the Massachusetts Business Corporation Act, or MBCA, became effective and eliminated the concept of treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As result, we recorded the repurchases in our consolidated balance sheet as of September 30, 2007, as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account.

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

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocate pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pre-tax stock-based compensation expense, net of estimated forfeitures charged to:
Cost of products and services sold(1)	$(5,779)	$(5,663)	$(18,540)	$(12,893)
Selling, general and administrative expense	(25,091)	(24,421)	(82,838)	(96,560)
Research and development expense	(13,518)	(14,556)	(44,973)	(50,682)

Total	(44,388)	(44,640)	(146,351)	(160,135)
Less: tax benefit from stock options	14,093	14,312	45,228	52,237

Total stock-based compensation expense, net of tax	$(30,295)	$(30,328)	$(101,123)	$(107,898)

Effect per common share:
Basic	$(0.12)	$(0.12)	$(0.38)	$(0.41)

Diluted	$(0.11)	$(0.11)	$(0.36)	$(0.39)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense capitalized to inventory	$2,484	$3,377	$10,323	$11,640

        In July 2006, we began amortizing stock-based compensation expense capitalized to inventory based on inventory turns.

        At September 30, 2007, there was $292.6 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which are expected to be recognized over a weighted average period of 2.3 years.

4. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income—basic	$159,313	$15,966	$401,294	$251,437
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,886	1,874	5,658	5,622

Net income—diluted	$161,199	$17,840	$406,952	$257,059

Shares used in computing net income per common share—basic	262,775	261,541	263,387	260,565
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options(1)	6,584	7,033	6,747	6,868
Restricted stock units(2)	150	—	67	—
Warrants and stock purchase rights	11	11	11	11

Dilutive potential common shares	16,431	16,730	16,511	16,565

Shares used in computing net income per common share—diluted(1,2)	279,206	278,271	279,898	277,130

Net income per common share:
Basic	$0.61	$0.06	$1.52	$0.96

Diluted	$0.58	$0.06	$1.45	$0.93

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares issuable upon exercise of outstanding options	17,689	14,278	15,408	11,199
(2)
We began issuing RSUs under our 2004 Equity Incentive Plan in connection with a general grant to employees in May 2007.

5. Mergers and Acquisitions

Pending Acquisition of the Diagnostics Division of Diagnostic Chemicals Limited

        On November 2, 2007, we entered into an agreement with DCL, a privately-held diagnostics and biopharmaceutical company based in Charlottetown, Prince Edward Island, Canada, to acquire DCL's diagnostics division, including DCL's line of over 50 formulated clinical chemistry reagents and its diagnostics operations in Prince Edward Island, Canada and Connecticut, for an aggregate purchase price of approximately $53 million Canadian dollars, or approximately $57 million U.S. dollars (based on the November 2, 2007 spot rate for the Canadian dollar), in cash. We expect to close the transaction in December 2007.

Acquisition of Bioenvision

        On May 29, 2007, we entered into an agreement and plan of merger with Bioenvision, a publicly-traded biopharmaceutical company based in New York City and Edinburgh, Scotland, and Wichita Bio Corporation, one of our wholly-owned subsidiaries, to acquire Bioenvision in an all-cash transaction valued at $11.20 per outstanding share of Bioenvision Series A Preferred Stock (plus accrued but unpaid dividends) and $5.60 per outstanding share of Bioenvision Common Stock, or approximately $345 million in aggregate. Bioenvision is focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Effective October 23, 2007, we completed the acquisition of Bioenvision. This acquisition was completed through a two step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007.

        The acquisition of Bioenvision provides us with the exclusive, worldwide rights to clofarabine. We currently market clofarabine in the United States and Canada under the brand name Clolar for relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL, patients. In Europe, we co-developed clofarabine with Bioenvision and Bioenvision has been marketing the product under the brand name Evoltra, also for the treatment of relapsed and refractory pediatric ALL patients. We and Bioenvision have been developing clofarabine for diseases with significantly larger patient populations, including use as a first-line therapy for the treatment of adult acute myeloid leukemia, or AML. Clofarabine has been granted orphan drug status for ALL and AML in both the United States and European Union.

  Tender Offer

        On July 10, 2007, we completed the tender offer and purchased 2,250,000 shares of Bioenvision Series A Preferred Stock for $25.2 million, which we recorded as a component of investments in equity securities, and 8,398,098 shares of Bioenvision Common Stock for $47.0 million, which we recorded as a component of other noncurrent assets in our consolidated balance sheet. As a result of the tender offer, we acquired approximately 22% of the then outstanding shares of Bioenvision Common Stock on an as-converted basis, including 100% of the outstanding Bioenvision Series A Preferred Stock.

        We accounted for our investments in Bioenvision Series A Preferred Stock and Bioenvision Common Stock using two different methods. In the third quarter of 2007, we accounted for our investment in Bioenvision Series A Preferred Stock under the cost method of accounting because these shares did not qualify as similar or substantially similar to common stock (in-substance common stock) under the guidance of EITF Issue No. 02-14, "Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises

Significant Influence through Other Means." Our initial investments in Bioenvision Common Stock and Bioenvision Series A Preferred Stock gave us significant influence over Bioenvision and, as a result, we accounted for our investment in Bioenvision Common Stock under the equity method of accounting. Accordingly, in July 2007, we recorded our initial $47.0 million investment in Bioenvision Common Stock as a single amount in other noncurrent assets in our consolidated balance sheet. Of this amount, we attributed $7.1 million to our 15% proportional share of the assets and liabilities of Bioenvision and $39.9 million, representing the excess of the purchase price over our proportional share of the net assets of Bioenvision, to the underlying intangible assets, IPR&D and goodwill based on their fair values, including $16.8 million, net of tax, to intangible assets, $19.1 million to IPR&D and $4.0 million to goodwill. Equity in income (loss) of equity method investments for the three and nine months ended September 30, 2007 reflects a total of $20.5 million of charges related to our initial investment in Bioenvision Common Stock, including a $19.1 million charge for IPR&D and a total of $1.4 million of charges for the period from July 10, 2007 through September 30, 2007, of which $1.0 million represents our portion of the losses of Bioenvision for that period and $0.4 million represents amortization expense, net of tax, related to the value assigned to technology and other intangible assets. As of September 30, 2007, other noncurrent assets in our consolidated balance sheet includes a net balance of $26.5 million for our initial investment in Bioenvision Common Stock including $47.0 million for the cash consideration we paid, which was offset by the $20.5 million of charges described above.

  Stockholder Approval of the Merger

        On October 22, 2007, a special meeting of the Bioenvision stockholders was held to seek approval for the merger. Holders of a majority of the issued and outstanding shares of Bioenvision Common Stock and Bioenvision Series A Preferred Stock, voting together as a single class on an as converted basis, approved the merger. On October 23, 2007, we paid approximately $245 million in cash consideration to the former Bioenvision stockholders and Bioenvision Common Stock ceased trading and was delisted from The Nasdaq Stock Market, Inc., or NASDAQ. In the fourth quarter of 2007, we will pay approximately $11 million of cash for the outstanding options to purchase shares of Bioenvision Common Stock. The full purchase accounting for our acquisition of Bioenvision, including the impact of our merger in October 2007, will be reflected in our consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007.

        In connection with the merger, holders of 2,880,000 shares of Bioenvision Common Stock, representing less than 5% of the outstanding shares of Bioenvision Common Stock on an as-converted basis immediately before the merger became effective, submitted written demands for appraisal of their shares and have, as a result, elected not to accept the $5.60 per share merger consideration. We refer to these stockholders as dissenting stockholders.

Acquisition of AnorMED

        In November 2006, we acquired AnorMED, a publicly-held chemical-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED's common stock outstanding on the date of acquisition and $5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED's cash and cash equivalents totaling $20.2 million. We accounted for the acquisition as a business combination and accordingly, included AnorMED's results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

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

        The allocation of the purchase price was adjusted in 2007 to:

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

In-Process Research and Development

        In connection with five of our acquisitions completed between January 1, 2004 and September 30, 2007, we have acquired various IPR&D projects. Substantial additional research and development costs will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

        The following table sets forth IPR&D projects for companies and certain assets we have acquired between January 1, 2004 and September 30, 2007 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2009-2014
		26.1	AMD070 (HIV)(2)	15%	—

		$552.9

Avigen, Inc. (2005)	$12.0	$7.0	AV201 (Parkinson's disease)	N/A	2016

Bone Care International, Inc. (2005)	$712.3	$12.7	LR-103 (secondary
			hyperparathyroidism)(3)	25%	—
Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014

ILEX Oncology, Inc. (2004)	$1,080.3	$96.9	Campath(4)	11%	2009-2011
		113.4	Clolar(4)	12%	2008-2011
		44.2	Tasidotin	16%	2011-2014

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

(3)
Year of expected launch is not provided for LR-103 at this time because this program is in its early stages and we are evaluating several potential applications for LR-103 to determine which application we will pursue. Therefore, the year of expected launch cannot be determined.

(4)
Campath is currently marketed for the treatment of B-cell chronic lymphocytic leukemia and Clolar is marketed for the treatment of relapsed and refractory pediatric ALL. The IPR&D projects for Campath and Clolar are related to the development of these products for the treatment of other medical issues.

        In addition, we account for our investment in Bioenvision Common Stock under the equity method of accounting and, accordingly, we recorded a charge of $19.1 million in equity in income (loss) of equity method investments in our consolidated statement of operations for the three and nine months ended September 2007 for the portion of the purchase price for this investment that we allocated to IPR&D. The full purchase accounting for our acquisition of Bioenvision, including the impact of our merger in October 2007, will be reflected in our consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007.

Exit Activities

        In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities' leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase or Business Combination," and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2005	$2,249	$199	$8,117	$10,565
Acquisition(1)	6,478	—	—	6,478
Revision of estimates	(165)	(132)	(750)	(1,047)
Payments	(2,457)	(43)	(7,367)	(9,867)

Balance at December 31, 2006	6,105	24	—	6,129
Revision of estimates	(75)	1,307	—	1,232
Payments	(4,870)	—	—	(4,870)

Balance at September 30, 2007	$1,160	$1,331	$—	$2,491

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenues	$823,078	$2,347,514

Net income (loss)	$17,783	$(168,271)

Net income (loss) per share:
Basic	$0.07	$(0.65)

Diluted	$0.07	$(0.65)

Weighted average shares outstanding:
Basic	261,541	260,565

Diluted	278,271	260,565

6. Inventories

	September 30, 2007	December 31, 2006
	(Amounts in thousands)
Raw materials	$125,841	$100,698
Work-in-process	120,735	119,510
Finished goods	192,296	154,436

Total	$438,872	$374,644

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of a product. In no event is inventory capitalized prior to the completion of a phase 3 clinical trial. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at September 30, 2007, included $17.4 million of inventory for Renvela that had not yet been approved for sale. On October 22, 2007, the FDA granted marketing approval for Renvela.

        As of June 30, 2007, we had placed four lots of Thymoglobulin finished goods inventory, valued at $11.8 million, under review pending investigation and resolution of out of trend assay results we observed during quality testing. In September 2007, we determined that these lots did not meet our specifications for saleable product and recorded a charge of $11.8 million to cost of products sold to write off the inventory for these lots. Currently, we have three additional finished lots of Thymoglobulin, valued at approximately $8 million, which are under review to determine whether they meet product specifications. If we determine that any of these lots do not meet the specifications for saleable product, we will write off that inventory as a charge to earnings.

7. Goodwill and Other Intangible Assets

Goodwill

        The following table contains the change in our net goodwill during the nine months ended September 30, 2007 (amounts in thousands):

	December 31, 2006	Adjustments	September 30, 2007
Renal(1)	$305,528	$(1,577)	$303,951
Therapeutics	354,709	—	354,709
Transplant(2)	157,591	2,563	160,154
Biosurgery	7,585	—	7,585
Other	473,368	179	473,547

Net goodwill	$1,298,781	$1,165	$1,299,946

  (1)
  The adjustments to Renal goodwill include adjustments associated with our acquisition of Bone Care International, Inc., or Bone Care, in July 2005.

  (2)
  The adjustments to Transplant goodwill represent purchase accounting adjustments related to our November 2006 acquisition of AnorMED, including increases of $2.1 million from the write off of certain fixed assets associated with the acquisition and $1.2 million of revisions to the estimates of liabilities related to exit activities, offset by a decrease of $(0.7) million to adjust deferred taxes.

        We are required to perform impairment tests related to our goodwill under FAS 142, "Goodwill and Other Intangible Assets," annually and whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be recoverable. We completed the required annual impairment tests for our $1.3 billion of net goodwill in the third quarter of 2007 and determined that no impairment charge was required.

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	September 30, 2007			December 31, 2006
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$1,506,998	$(512,594)	$994,404	$1,505,748	$(424,650)	$1,081,098
Patents	194,561	(100,076)	94,485	194,560	(87,063)	107,497
Trademarks	60,227	(35,445)	24,782	60,227	(31,439)	28,788
License fees(1)	90,084	(26,477)	63,607	77,807	(20,597)	57,210
Distribution rights(2)	293,217	(117,994)	175,223	260,073	(85,543)	174,530
Customer lists(3)	67,082	(30,984)	36,098	90,783	(48,760)	42,023
Other	2,050	(1,469)	581	2,045	(1,153)	892

Total	$2,214,219	$(825,039)	$1,389,180	$2,191,243	$(699,205)	$1,492,038

(1)
Includes a $9.9 million payment to Sanofi Pasteur, or Sanofi, in September 2007 in connection with an amendment to an existing license agreement in which we acquired manufacturing expertise related to the production of bulk Thymoglobulin and a $2.5 million milestone payment to Synpac in June 2007 for the approval of Myozyme in Japan.

(2)
Includes an additional $32.4 million of intangible assets resulting from additional payments made or accrued in 2007 in connection with our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

(3)
Reflects the write off, during the first quarter of 2007, of $23.7 million of fully amortized customer lists, related to our acquisition of Bone Care.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $49.8 million for the three months ended September 30, 2007;

  •
  $50.5 million for the three months ended September 30, 2006;

  •
  $149.3 million for the nine months ended September 30, 2007; and

  •
  $156.1 million for the nine months ended September 30, 2006.

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2007, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense(1)
2007 (remaining three months)	$49,878
2008	209,387
2009	215,620
2010	227,665
2011	238,507
Thereafter	625,327

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

8. Investments in Equity Securities

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross gains on investments in equity securities:
Therapeutic Human Polyclonals, Inc. (THP)	$—	$—	$10,848	$—
Cambridge Antibody Technology Group plc (CAT)	—	—	—	69,359
BioMarin Pharmaceutical Inc. (BioMarin)	—	—	—	6,417
Other	1,105	128	3,188	2,154

Total	1,105	128	14,036	77,930
Less: charges for impairment of investments	—	—	—	(2,893)

Gains on investments in equity securities, net	$1,105	$128	$14,036	$75,037

Unrealized Gains (Losses)

        At September 30, 2007, our stockholders' equity included $23.3 million of unrealized gains and $0.4 million of unrealized losses related to our investments in equity securities.

9. Payment of Note Receivable from Dyax Corp.

        In 2007, we received cash payments totaling $7.8 million from Dyax Corp., or Dyax, to settle the secured promissory note receivable from Dyax, including $7.0 million to satisfy the outstanding principal balance due under the note and $0.8 million of accrued interest.

10. Joint Venture with BioMarin

        We and BioMarin formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the income of BioMarin/Genzyme LLC in equity in income of equity method investments in our unaudited, consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was:

  •
  $8.2 million for the three months ended September 30, 2007, as compared to $5.0 million for the same period of 2006; and

  •
  $20.8 million for the nine months ended September 30, 2007, as compared to $13.0 million for the same period of 2006.

        During the nine months ended September 30, 2007, we received $17.1 million of cash distributions from BioMarin/Genzyme LLC.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$32,322	$25,029	$88,270	$69,891
Gross margin	25,284	18,883	68,241	51,674
Operating expenses	(8,709)	(9,110)	(26,743)	(26,209)
Net income	16,793	9,959	42,029	25,953

11. Revolving Credit Facility

        As of September 30, 2007, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents, and a syndicate of lenders, which we refer to as our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2007, we were in compliance with these covenants.

12. Other Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. Four lawsuits were filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits was a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in the Massachusetts Superior Court (MSC) in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) granted our petition for further appellate review. On June 4, 2007, the SJC reversed the Appeals Court's decision and affirmed dismissal of the complaint in its entirety. On July 25, 2007, the SJC denied the plaintiff's petition for rehearing. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. As amended, this complaint alleged violations of federal securities laws, as well as various state law claims, related to the exchange, on behalf of a certified class of holders of Biosurgery Stock as of May 8, 2003. On August 6, 2007, we reached an agreement-in-principle with counsel for the plaintiff class to settle and dismiss this case for approximately $64 million. A definitive settlement agreement was approved by the court on October 26, 2007. Because the members of the class in the New York action released all claims, the settlement has, as a practical matter, resolved the consolidated case in the MSC. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred and to be incurred in connection with these cases; the insurer has purported to deny coverage. We intend to vigorously pursue our rights with respect to insurance coverage. As a result, we recorded a liability for the settlement payment of approximately $64 million as a charge to selling, general and administrative expense, or SG&A, in our consolidated statement of operations in June 2007, which we subsequently paid in August 2007.

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

13. (Provision for) Benefit from Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
(Provision for) benefit from income taxes	$(66,432)	$44,530	$(201,715)	$(60,841)
Effective tax rate	29%	(156)%	33%	19%

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

Our effective tax rate for the three and nine months ended September 30, 2006, was also impacted by a charge for impaired goodwill of $219.2 million of which $29.5 million was not deductible for tax purposes.

        Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FASB Staff Position, or FSP, FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," or FSP FIN 48-1, and $8.1 million resulting from our settlement of the IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. These gross unrealized tax benefits did not change significantly during the nine months ended September 30, 2007.

        We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three and nine months ended September 30, 2007, and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were not significant.

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

14. Segment Information

        In accordance with FAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have five reporting segments as described in Note 1., "Description of Business," to these consolidated financial statements.

        We have provided information concerning the operations in these reporting segments in the following tables (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Renal	$184,424	$160,204	$522,350	$446,774
Therapeutics	471,351	388,267	1,365,617	1,107,262
Transplant	42,881	39,241	127,582	114,719
Biosurgery	106,146	93,449	312,428	286,386
Genetics	73,050	61,360	212,922	179,853
Other	81,841	66,043	234,693	197,674
Corporate	466	10	1,169	104

Total	$960,159	$808,574	$2,776,761	$2,332,772

Income (loss) before income taxes:
Renal	$75,706	$52,243	$201,796	$126,313
Therapeutics(1)	304,376	259,137	870,706	741,124
Transplant(2)	(19,902)	4,809	(33,645)	15,160
Biosurgery(2)	15,526	10,773	41,577	28,021
Genetics(3)	4,277	(220,778)	19,909	(224,995)
Other(4)	(32,330)	(11,273)	(51,079)	(35,253)
Corporate(5)	(121,908)	(123,475)	(446,255)	(338,092)

Total	$225,745	$(28,564)	$603,009	$312,278

    (1)
    Includes a $25.0 million upfront payment made to Ceregene, Inc., or Ceregene, in June 2007 in connection with a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson's disease.

    (2)
    The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

    (3)
    Includes a charge for impaired goodwill of $219.2 million in September 2006 to write off the goodwill related to our Genetics reporting unit in accordance with FAS 142.

    (4)
    Includes $20.5 million of charges recorded against our initial $47.0 million investment in Bioenvision Common Stock, including a $19.1 million charge for IPR&D and a total of $1.4 million of charges for the period from July 10, 2007 through September 30, 2007, of which $1.0 million represents our portion of the losses of Bioenvision for that period and $0.4 million represents amortization expense, net of tax, related to the value assigned to Bioenvision's technology and other intangible assets.

    (5)
    Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of the stock-based compensation expense, as well as net gains on investments in equity securities, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment. Loss before income taxes for Corporate for the nine months ended September 30, 2007, includes a charge of $64.0 million for the settlement of the litigation related to the consolidation of our former tracking stocks.

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2007	December 31, 2006
Segment Assets(1):
Renal	$1,439,908	$1,380,003
Therapeutics	1,221,528	1,094,520
Transplant	411,530	410,436
Biosurgery	470,765	477,334
Genetics	148,311	133,839
Other	854,763	851,343
Corporate(2)	3,295,496	2,843,713

Total	$7,842,301	$7,191,188

    (1)
    Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

    (2)
    Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short-and long-term investments, net property, plant and equipment and net deferred tax assets.

        Segment assets for Corporate consist of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Cash, cash equivalents, short- and long-term investments	$1,449,548	$1,285,604
Deferred tax assets, net	210,015	136,925
Property, plant & equipment, net	1,180,890	1,036,182
Investments in equity securities	107,734	66,563
Other	347,309	318,439

Total	$3,295,496	$2,843,713

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF GENZYME CORPORATION AND SUBSIDIARIES' FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under the caption "Risk Factors" below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements included under the heading "Note Regarding Forward-Looking Statements" at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

        We report the activities of our diagnostic products, oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

MERGERS AND ACQUISITIONS

Pending Acquisition of the Diagnostics Division of Diagnostic Chemicals Limited

        On November 2, 2007, we entered into an agreement with DCL, a privately-held diagnostics and biopharmaceutical company based in Charlottetown, Prince Edward Island, Canada, to acquire DCL's diagnostics division, including DCL's line of over 50 formulated clinical chemistry reagents and its diagnostics operations in Prince Edward Island, Canada and Connecticut, for an aggregate purchase price of approximately $53 million Canadian dollars, or approximately $57 million U.S. dollars (based on the November 2, 2007 spot rate for the Canadian dollar), in cash. We expect to close the transaction in December 2007.

Acquisition of Bioenvision

        On May 29, 2007, we entered into an agreement and plan of merger with Bioenvision, a publicly-traded biopharmaceutical company based in New York City and Edinburgh, Scotland, and Wichita Bio Corporation, one of our wholly-owned subsidiaries, to acquire Bioenvision in an all-cash transaction valued at $11.20 per outstanding share of Bioenvision Series A Preferred Stock (plus accrued but unpaid dividends) and $5.60 per outstanding share of Bioenvision Common Stock, or approximately $345 million in aggregate. Bioenvision is focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Effective October 23, 2007, we completed the acquisition of Bioenvision. This acquisition was completed through a two step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007.

        The acquisition of Bioenvision provides us with the exclusive, worldwide rights to clofarabine. We currently market clofarabine in the United States and Canada under the brand name Clolar for relapsed and refractory pediatric ALL patients. In Europe, we co-developed clofarabine with Bioenvision and Bioenvision has been marketing the product under the brand name Evoltra, also for the treatment of relapsed and refractory pediatric ALL patients. We and Bioenvision have been developing clofarabine for diseases with significantly larger patient populations, including use as a first-line therapy for the treatment of adult acute myeloid leukemia, or AML. Clofarabine has been granted orphan drug status for ALL and AML in both the United States and European Union.

  Tender Offer

        On July 10, 2007, we completed the tender offer and purchased 2,250,000 shares of Bioenvision Series A Preferred Stock for $25.2 million, which we recorded as a component of investments in equity securities, and 8,398,098 shares of Bioenvision Common Stock for $47.0 million, which we recorded as a component of other noncurrent assets in our consolidated balance sheet. As a result of the tender offer, we acquired approximately 22% of the then outstanding shares of Bioenvision Common Stock on an as-converted basis, including 100% of the outstanding Bioenvision Series A Preferred Stock.

        We accounted for our investments in Bioenvision Series A Preferred Stock and Bioenvision Common Stock using two different methods. In the third quarter of 2007, we accounted for our investment in Bioenvision Series A Preferred Stock under the cost method of accounting because these shares did not qualify as similar or substantially similar to common stock (in-substance common stock) under the guidance of EITF Issue No. 02-14, "Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means." Our initial investments in Bioenvision Common Stock and Bioenvision Series A Preferred Stock gave us significant influence over Bioenvision and, as a result, we accounted for our investment in Bioenvision Common Stock under the equity method of accounting. Accordingly, in July 2007, we recorded our initial $47.0 million investment in Bioenvision Common Stock as a single amount in other noncurrent assets in our consolidated balance sheet. Of this amount, we attributed $7.1 million to our 15% proportional share of the assets and liabilities of Bioenvision and $39.9 million, representing the excess of the purchase price over our proportional share of the net assets of Bioenvision, to the underlying intangible assets, IPR&D and goodwill based on their fair values, including $16.8 million, net of tax, to intangible assets, $19.1 million to IPR&D and $4.0 million to goodwill. Equity in income (loss) of equity method investments for the three and nine months ended September 30, 2007, reflects a total of $20.5 million of charges related to our initial investment in Bioenvision Common Stock, including a $19.1 million charge for IPR&D and a total of $1.4 million of charges for the period from July 10, 2007 through September 30, 2007, of which $1.0 million represents our portion of the losses of Bioenvision for that period and $0.4 million represents amortization expense, net of tax, related to the value assigned to technology and other intangible assets. As of September 30, 2007, other noncurrent assets in our consolidated balance sheet includes a net balance of $26.5 million for our initial investment in Bioenvision Common Stock, consisting of the $47.0 million cash consideration we paid, which was offset by the $20.5 million of charges described above.

  Stockholder Approval of the Merger

        On October 22, 2007, a special meeting of the Bioenvision stockholders was held to seek approval for the merger. Holders of a majority of the issued and outstanding shares of Bioenvision Common Stock and Bioenvision Series A Preferred Stock, voting together as a single class on an as converted basis, approved the merger. On October 23, 2007, we paid approximately $245 million in cash consideration to the former Bioenvision stockholders and Bioenvision Common Stock ceased trading and was delisted from NASDAQ. In the fourth quarter of 2007, we will pay approximately $11 million of cash for the outstanding options to purchase shares of Bioenvision Common Stock. The full purchase accounting for our acquisition of Bioenvision, including the impact of our merger in October 2007, will be reflected in our consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007.

        In connection with the merger, holders of 2,880,000 shares of Bioenvision Common Stock, representing less than 5% of the outstanding shares of Bioenvision Common Stock on an as-converted basis immediately before the merger became effective, submitted written demands for appraisal of their shares and have, as a result, elected not to accept the $5.60 per share merger consideration. We refer to these stockholders as dissenting stockholders.

Acquisition of AnorMED

        In November 2006, we acquired AnorMED, a publicly-traded chemical-based biopharmaceutical company based in Langley, British Columbia, Canada, with a focus on the discovery, development and commercialization of new therapeutic products in the area of hematology, oncology and human immunodeficiency virus, or HIV. We paid gross consideration of $589.2 million in cash, including $584.2 million for the shares of AnorMED's common stock outstanding on the date of acquisition and $5.0 million for acquisition costs. Net consideration was $569.0 million as we acquired AnorMED's cash and cash equivalents totaling $20.2 million. As part of the transaction, we acquired Mozobil, a late-stage product candidate in development for hematopoietic stem cell transplantation, which we have added to our Transplant business. Multiple early studies showed that Mozobil rapidly increases the number of stem cells that move out of the bone marrow and into a patient's blood, which is an important step in preparing a patient for a stem cell transplant. On July 19, 2007, we announced the successful completion of a phase 3 clinical trial of Mozobil in treating non-Hodgkin's lymphoma and on August 2, 2007, we announced the successful completion of a second phase 3 clinical trial of Mozobil in treating multiple myeloma. The trials met their respective primary and secondary endpoints. We accounted for the acquisition as a business combination and accordingly, we included AnorMED's results of operations in our consolidated statements of operations from November 7, 2006, the date of acquisition.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant judgments and estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Exhibit 13 to our 2006 Form 10-K. Additional information regarding significant judgments, estimates and updates to our policies for Revenue Recognition, Income Taxes and Inventories are included below. Excluding these additional disclosures, there have been no significant changes to our other critical accounting policies or significant judgments and estimates since December 31, 2006.

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

        We use a variety of data sources to determine the amount of inventory in the distribution channel. For most product lines, we receive data on sales and inventory levels directly from our primary customers. For key product lines in our Renal and Therapeutics areas, our data sources also include prescription and wholesaler data purchased from external data providers. As part of our efforts to limit the amount of Renal and Therapeutics inventory held by distributors and to gain improved visibility into the distribution channel, we have executed agreements to limit the amounts of inventory they carry and to provide us ongoing reports to verify distributor inventory levels and sales data.

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

        Our provisions for product sales allowances reduced gross product sales as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Product sales allowances:
Contractual adjustments	$66,931	$49,661	35%	$180,622	$144,384	25%
Discounts	45,065	33,384	35%	126,547	90,202	40%
Sales returns	1,827	2,570	(29)%	9,248	9,458	(2)%

Total product sales allowances	$113,823	$85,615	33%	$316,417	$244,044	30%

Total gross product sales	$981,505	$819,846	20%	$2,827,771	$2,354,345	20%

Total product sales allowances as a percent of total gross product sales	12%	10%		11%	10%

        Product sales allowances for contractual adjustments and discounts increased for the three and nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to growth in overall gross product sales.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets, increased 23% to approximately $159 million as of September 30, 2007, as compared to approximately $129 million as of December 31, 2006, primarily due to increased product sales. Historically, our actual results have not differed materially from amounts estimated. The annual variation has been less than 0.5% of total product sales for each of the last three years.

Distributor Fees

        EITF Issue No. 01-09, "Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor's Products)" specifies that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

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

        We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$2,948	$2,151	$9,238	$6,784
Charged to SG&A	3,210	2,826	9,644	7,860

Total distributor fees	$6,158	$4,977	$18,882	$14,644

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

        As of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. These gross unrealized tax benefits did not change significantly during the nine months ended September 30, 2007.

        We continue to recognize interest related to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits included in our provision for income taxes for the three and nine months ended September 30, 2007, and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and September 30, 2007, were not significant.

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

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. In no event is inventory capitalized prior to the completion of a phase 3 clinical trial. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at September 30, 2007 included $17.4 million of inventory for Renvela that had not yet been approved for sale. On October 22, 2007, the FDA granted marketing approval for Renvela.

        As of June 30, 2007, we had placed four lots of Thymoglobulin finished goods inventory, valued at $11.8 million, under review pending investigation and resolution of out of trend assay results we observed during quality testing. In September 2007, we determined that these lots did not meet our specifications for saleable product and recorded a charge of $11.8 million to cost of products sold to write off the inventory for these lots. Currently, we have three additional finished lots of Thymoglobulin, valued at approximately $8 million, which are under review to determine whether they meet product specifications. If we determine that any of those lots do not meet the specifications for saleable product, we will write off that inventory as a charge to earnings. Even with the four finished lots of Thymoglobulin that have been written off and the possibility of lots under review being written off, we currently expect to be able to meet projected market demand. We will continue to closely monitor our inventory levels and intend to manage production in order to maintain adequate supply levels in 2008.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Product revenue	$867,682	$734,231	18%	$2,511,354	$2,110,301	19%
Service revenue	83,177	71,153	17%	241,533	210,987	14%

Total product and service revenue	950,859	805,384	18%	2,752,887	2,321,288	19%
Research and development revenue	9,300	3,190	>100%	23,874	11,484	>100%

Total revenues	$960,159	$808,574	19%	$2,776,761	$2,332,772	19%

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

  •
  oncology products, including Campath for the treatment of B-cell chronic lymphocytic leukemia, and Clolar for the treatment of relapsed and refractory pediatric ALL after at least two prior regimens; and

  •
  bulk pharmaceuticals, including WelChol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Renal:
Renagel (including sales of bulk sevelamer)	$154,159	$134,722	14%	$436,497	$379,976	15%
Hectorol	30,265	25,482	19%	85,853	66,798	29%

Total Renal	184,424	160,204	15%	522,350	446,774	17%

Therapeutics:
Cerezyme	286,071	252,227	13%	832,841	745,225	12%
Fabrazyme	104,610	93,170	12%	309,623	262,714	18%
Thyrogen	26,828	22,396	20%	82,706	69,112	20%
Myozyme	53,568	20,402	>100%	138,232	28,984	>100%
Other Therapeutics	153	72	>100%	1,025	227	>100%

Total Therapeutics	471,230	388,267	21%	1,364,427	1,106,262	23%

Transplant:
Thymoglobulin/ Lymphoglobuline	41,036	37,619	9%	121,854	110,291	10%
Other Transplant	1,845	1,622	14%	5,548	4,428	25%

Total Transplant	42,881	39,241	9%	127,402	114,719	11%

Biosurgery:
Synvisc	61,175	55,929	9%	179,634	172,782	4%
Sepra products	26,381	21,054	25%	74,572	62,430	19%
Other Biosurgery	7,107	7,067	1%	26,065	21,277	23%

Total Biosurgery	94,663	84,050	13%	280,271	256,489	9%

Other product revenue	74,484	62,469	19%	216,904	186,057	17%

Total product revenues	$867,682	$734,231	18%	$2,511,354	$2,110,301	19%

Renal

        Sales of Renagel, including sales of bulk sevelamer, increased 14% to $154.2 million for the three months ended September 30, 2007, as compared to the same period of 2006. Renagel price increases in the United States in December 2006 and April 2007 accounted for $9.5 million of the additional revenue while increased end-user demand worldwide accounted for $9.9 million of additional revenue. The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar for the three months ended September 30, 2007, as compared to the same period of 2006, positively impacted Renagel revenue by $3.7 million. Sales of Renagel, including sales of bulk sevelamer, were 16% of our total revenue for the three months ended September 30, 2007, compared to 17% of our total revenue for the same period of 2006.

        Sales of Renagel, including sales of bulk sevelamer, increased 15% to $436.5 million for the nine months ended September 30, 2007, as compared to the same period of 2006. Price increases for Renagel in the United States in December 2006 and April 2007 accounted for $25.1 million of additional revenue, while increased end-user demand worldwide accounted for $31.4 million of the additional revenue. The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar for the nine months ended September 30, 2007, as compared to the same period of 2006, positively impacted Renagel revenue by $10.8 million. Sales of Renagel, including sales of bulk sevelamer, were 16% of our total revenue for both the nine months ended September 30, 2007 and 2006.

        Hectorol, used to treat secondary hyperparathyroidism in patients on dialysis and those with CKD, is sold to nephrologists in the United States. Sales of Hectorol increased 19% to $30.3 million for the three months ended and increased 29% to $85.9 million for the nine months ended September 30, 2007, as compared to $25.5 million for the three months ended and $66.8 million for the nine months ended September 30, 2006, primarily due to price increases for the 0.5 and 2.5 microgram tablets in July and December 2006 and a price increase for Hectorol IV in April 2006, as well as higher end-user demand during both periods.

        We expect sales of Renagel and Hectorol to continue to increase, driven primarily by growing patient access to these products, including through the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of our DCOR trial and the growing acceptance of the National Kidney Foundation's 2003 Kidney Disease Outcome Quality Initiative, or K/DOQI, Guidelines for Bone Metabolism and Disease in CKD and the RIND study. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss some of these competitors under the heading "Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors," included in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers, could impact the revenue from our Renal reporting segment that we record from period to period.

        On October 22, 2007, the FDA granted marketing approval for Renvela, a second-generation buffered form of Renagel for the control of serum phosphorus in patients with CKD on dialysis. We expect to launch Renvela for dialysis patients in the United States during the first quarter of 2008 and are pursuing regulatory approvals in Europe, South America and in other markets internationally. We will continue to make Renagel available, with the long-term goal of transitioning patients to Renvela.

        We expect Renvela will enable us to expand the market for our phosphate binder by reaching patients with CKD who have not progressed to dialysis. In October 2007, an FDA advisory committee voted to recommend that the agency extend the indications for phosphate binders to include pre-dialysis patients with hyperphosphatemia. During the first half of 2008, we plan to file a supplemental New Drug Application with the FDA seeking approval of Renvela for hyperphosphatemic patients with CKD who are not on dialysis. In addition, we expect to file for approval of a powder form of Renvela that may make it easier for patients to comply with their prescribed treatment program.

Therapeutics

        Therapeutics product revenue increased 21% to $471.2 million for the three months ended and 23% to $1.4 billion for the nine months ended September 30, 2007, as compared to the same periods of 2006, due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen and to the launch of Myozyme in the European Union, the United States and Canada in 2006.

        The 13% growth in sales of Cerezyme to $286.1 million for the three months ended and 12% growth in sales to $832.8 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Through October 2007, our price for Cerezyme has remained consistent from period to period. However, effective November 1, 2007, we implemented a 3% price increase for Cerezyme. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar positively impacted Cerezyme revenue by $8.4 million for the three months ended and by $25.0 million for the nine months ended September 30, 2007, as compared to the same periods of 2006.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 30% of our total revenue for the three months ended September 30, 2007, as compared to 31% for the same period of 2006, and 30% of our total revenue for the nine months ended September 30, 2007, as compared to 32% for the same period of 2006. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States for seven years, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have developed or have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors," in this report.

        The 12% increase to $104.6 million for the three months ended and the 18% increase to $309.6 million for the nine months ended September 30, 2007 in sales of Fabrazyme, as compared to the same periods of 2006, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar positively impacted Fabrazyme revenue by $2.9 million for the three months ended and by $8.3 million for the nine months ended September 30, 2007, as compared to the same periods of 2006.

        Sales of Thyrogen increased 20% to $26.8 million for the three months ended and 20% to $82.7 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, due to worldwide volume growth which impacted sales by $2.7 million in the three month period and $11.5 million in the nine month period. The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar did not have a material impact on Thyrogen revenue for the three months ended but positively impacted Thyrogen revenue by $2.0 million for the nine months ended September 30, 2007, as compared to the same periods of 2006. We expect to receive FDA approval for the use of Thyrogen in thyroid cancer remnant ablation procedures by the end of 2007.

        Sales of Myozyme were $53.6 million for the three months ended and $138.2 million for the nine months ended September 30, 2007, as compared to $20.4 million for the three months ended and $29.0 million for the nine months ended September 30, 2006. In March 2006, we received marketing authorization for Myozyme in the European Union. In April 2006, the FDA granted marketing approval for Myozyme in the United States. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In April 2007, Myozyme was approved for commercial sale in Japan and in June 2007 we launched the product after we received reimbursement approval. We expect to file for approval in several additional countries in 2007. The 8% increase in the Euro against the U.S. dollar for the three months ended September 30, 2007, as compared to the same period of 2006, positively impacted Myozyme revenue by $1.2 million. The 8% increase in the Euro against the U.S. dollar for the nine months ended September 30, 2007, as compared to the same period of 2006, positively impacted Myozyme revenue by $1.7 million. The positive impact of the increase in the Euro against the U.S. dollar on Myozyme revenue for both the three and nine months ended September 30, 2007, is driven by the growth in sales volume of Myozyme in Europe, in each such period, as compared to the same periods of 2006.

        We currently manufacture Myozyme in the United States and have begun Myozyme fill-finish at our facility in Waterford, Ireland. We expect to commence Myozyme engineering runs at our protein manufacturing facility in Geel, Belgium later this year. In addition, in October 2007, we submitted an application to the FDA seeking approval of a larger-scale manufacturing process, based in Allston, Massachusetts, to enable us to meet the expected demand for Myozyme in the U.S. market going forward. We currently anticipate a decision from the FDA on the application for our larger-scale manufacturing process in the first quarter of 2008. In the meantime, we are continuing our efforts to optimize supply for the U.S. market, including temporarily transitioning some patients to a clinical access program through which they may receive Myozyme until the FDA approves the larger-scale manufacturing process. Production at this larger scale is already approved in 33 countries. We discuss the risks involved in manufacturing Myozyme and other products under the heading "Risk Factors—Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs," in this report.

Transplant

        Transplant product revenue increased 9% to $42.9 million for the three months ended and 11% to $127.4 million for the nine months ended September 30, 2007, as compared to the same periods of 2006. The increases are primarily due to a $5.6 million increase for the three month period and an $11.9 million increase for the nine month period in sales of Thymoglobulin as a result of its increased utilization in transplant procedures worldwide.

        We received a warning letter from the FDA on September 19, 2007 that addresses certain of our manufacturing procedures in our Thymoglobulin production facility in Lyon, France. There is no current impact to product supply as a result of the FDA warning letter and we are in ongoing discussions with the FDA to resolve the issues described in the letter.

        Additionally, we determined that four lots of Thymoglobulin finished goods inventory did not meet our internal specifications for saleable product which caused those lots to be written off. Currently, we have three additional finished lots of Thymoglobulin, valued at approximately $8 million, which are under review to determine whether they meet product specifications. If we determine that any of those lots do not meet the specifications for saleable product, we will write off that inventory as a charge to earnings. Even with the four finished lots of Thymoglobulin that have been written off and the possibility of lots under review being written off, we currently expect to be able to meet projected market demand. We will continue to closely monitor our inventory levels and intend to manage production to maintain adequate supply levels in 2008.

        We discuss the risks involved in manufacturing Thymoglobulin and our other products under the heading "Risk Factors—Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs," in this report.

Biosurgery

        Biosurgery product revenue increased 13% to $94.7 million for the three months ended and increased 9% to $280.3 million for the nine months ended September 30, 2007, as compared to the same periods of 2006. There was a $5.5 million increase for the three month period and a $13.5 million increase for the nine month period, in sales of Seprafilm primarily due to greater penetration into the United States, Japanese and European markets.

        Synvisc sales increased $5.2 million for the three months ended and $6.9 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to a $2.5 million adjustment recorded in September 2007 to accruals related to our reacquisition of the sales and marketing rights to Synvisc in January 2005. Currently, Synvisc is delivered through three injections administered at one-week intervals. In November 2006 we completed a pivotal trial evaluating Synvisc-One, a single-injection regimen of Synvisc, which showed that patients who received a single-injection regimen of Synvisc achieved a statistically significant improvement in the pain caused by osteoarthritis of the knee in 26 weeks compared to those using placebo. We filed for marketing approval of Synvisc-One in the United States in June 2007 and in the European Union in July 2007. We anticipate receiving U.S. and European regulatory action this year on our marketing applications. The clinical advantages of Synvisc-One have the potential to expand the market for Synvisc.

        We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. We discuss some of these competitors under the heading "Risk Factors—Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors," included in this report.

Other Product Revenue

        Other product revenue increased 19% to $74.5 million for the three months ended and 17% to $216.9 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to:

  •
  a 14% increase to $15.3 million for the three months ended and a 37% increase to $46.1 million for the nine months ended September 30, 2007, in the combined sales of Campath and Clolar;

  •
  a 5% increase in sales of diagnostic products to $29.4 million for the three months ended and a 7% increase to $89.1 million for the nine months ended September 30, 2007, due to increased demand; and

  •
  a 37% increase to $29.0 million for the three months ended and an 18% increase to $80.4 million in sales of bulk pharmaceuticals for the nine months ended September 30, 2007, due to bulk sales of and royalties earned on WelChol as a result of increased demand from our U.S. marketing partner, Sankyo Pharma, Inc., or Sankyo.

        In September 2007, the FDA approved expanded labeling for Campath to include first-line treatment of patients with B-cell chronic lymphocytic leukemia, significantly increasing the number of patients eligible to receive the product. We expect to receive European approval for an expanded indication by the end of 2007, following the positive opinion issued in October 2007 by the Committee for Medicinal Products for Human Use.

        In October 2007, we obtained European Union marketing approval for and subsequently launched Cholestagel in Europe. Cholestagel is a new, non-absorbed, cholesterol-lowering agent aimed at treating patients with primary hypercholesterolemia who cannot meet their targeted cholesterol levels with standard therapies alone.

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

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Biosurgery	$9,786	$9,399	4%	$27,486	$29,892	(8)%
Genetics	73,050	61,360	19%	212,922	179,853	18%
Other	341	394	(13)%	1,125	1,242	(9)%

Total service revenue	$83,177	$71,153	17%	$241,533	$210,987	14%

        Service revenue attributable to our Biosurgery segment increased 4% to $9.8 million for the three months ended September 30, 2007, as compared to the same period of 2006. The increase is primarily due to higher demand for Carticel, offset, in part, by a decline in sales of Epicel due to a decrease in patients requesting this service.

        Service revenue attributable to our Biosurgery segment decreased 8% to $27.5 million for the nine months ended September 30, 2007, as compared to the same period of 2006 as a result of a decline in the sales of Epicel due to a decrease in patients requesting this service.

        Service revenue attributable to our Genetics reporting segment increased 19% to $73.1 million for the three months ended and 18% to $212.9 million for the nine months ended September 30, 2007, as compared to the same periods of 2006. These increases were primarily attributable to continued growth in sales of DNA and cancer testing services as well as growth in the prenatal screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
International product and service revenue	$451,881	$375,211	20%	$1,302,797	$1,057,507	23%
% of total product and service revenue	48%	47%		47%	46%

        The 20% increase to $451.9 million for the three months ended and the 23% increase to $1.3 billion for the nine months ended September 30, 2007, in international product and service revenue, as compared to the same periods of 2006, is primarily due to a $71.5 million increase for the three month period and a $284.7 million increase for the nine month period, in the combined international sales of Renagel, Cerezyme, Fabrazyme and Myozyme primarily due to an increase in the number of patients using these products in the European Union and the Asia-Pacific rim.

        The strengthening of foreign currencies, primarily the Euro and British pound sterling, against the U.S. dollar positively impacted total product and service revenue by $19.8 million for the three months ended and $57.5 million for the nine months ended September 30, 2007, as compared to the same periods of 2006.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Therapeutics	$121	$—	N/A	$1,190	$1,000	19%
Transplant	—	—	N/A	180	—	N/A
Biosurgery	1,697	—	N/A	4,671	5	>100%
Other	7,016	3,180	>100%	16,665	10,376	61%
Corporate	466	10	>100%	1,168	103	>100%

Total research and development revenue	$9,300	$3,190	>100%	$23,874	$11,484	>100%

        Total research and development revenue increased $6.1 million for the three months ended and $12.4 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to increases in revenue recognized by our Biosurgery reporting segment and Other research and development revenue. Biosurgery research and development revenue primarily represents work done related to dermal filler products as a result of new contracts entered into with Mentor Corporation in September 2006 and February 2007, for which there were no comparable amounts for the three and nine months ended September 30, 2006. Other research and development revenue includes $2.9 million of revenue for the three months ended and $8.7 million for the nine months ended September 30, 2007, for research and development work related to alemtuzumab for the treatment of multiple sclerosis that we perform on behalf of Bayer Schering Pharma AG for which there were no comparable amounts for the same periods of 2006. Other research and development revenue also includes revenue related to our pharmaceuticals and cardiovascular businesses.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Product margin	$677,207	$600,091	13%	$2,002,903	$1,721,692	16%
% of total product revenue	78%	82%		80%	82%
Service margin	$29,040	$20,617	41%	$85,311	$62,637	36%
% of total service revenue	35%	29%		35%	30%
Total product and service margin	$706,247	$620,708	14%	$2,088,214	$1,784,329	17%
% of total product and service revenue	74%	77%		76%	77%

Product Margin

        Our overall product margin increased $77.1 million, or 13%, for the three months ended and $281.2 million, or 16%, for the nine months ended September 30, 2007, as compared to the same periods of 2006. This is primarily due to:

  •
  improved margins for Hectorol and Renagel due to price increases, increased customer volume and increased efficiency at our global manufacturing facilities as well as the favorable foreign exchange rate for the Euro against the U.S. dollar;

  •
  improved margins for Cerezyme, Fabrazyme and Thyrogen due to increased sales volume and improved unit costs;

  •
  improved margins for Myozyme due to increased sales volume. We launched Myozyme in the European Union, the United States and Canada in 2006;

  •
  an increase in product margin for Seprafilm due to increased sales; and

  •
  an increase in product margin for our oncology business due to increased global sales of Campath and increased U.S. sales of Clolar.

These increases in product margin were partially offset by a $5.6 million increase in stock-based compensation expenses charged to cost of goods sold for the nine months ended September 30, 2007, as compared to the same period of 2006. In July 2006, we began amortizing stock-based compensation expense capitalized to inventory based on margin turns.

        Total product margin as a percentage of total product revenue for the three and nine months ended September 30, 2007, decreased as compared to the same periods of 2006, due to the change in product mix of the lower margin Myozyme and an $11.8 million manufacturing-related charge recorded in September 2007 to write off four finished lots of Thymoglobulin that did not meet product specifications for saleable product. Three additional finished lots of Thymoglobulin are currently under review to determine whether they meet product specifications.

        The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin increased $8.4 million, or 41%, for the three months ended and $22.7 million, or 36%, for the nine months ended September 30, 2007. This is primarily due to the increases in revenue recorded from our DNA and cancer testing services as well as the prenatal screening and diagnosis market for the three and nine months ended September 30, 2007.

        Total service margin as a percent of total service revenue increased for the three and nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to increased productivity and efficiencies in lab operations for our Genetics reporting segment.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Selling, general and administrative expenses	$270,306	$239,700	13%	$878,807	$743,849	18%
% of total revenue	28%	30%		32%	32%

        SG&A increased $30.6 million for the three months ended and $135.0 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to spending increases of:

  •
  $4.1 million for the three month period and $15.7 million for the nine month period for Renal, primarily due to continued support of the growth in Renal's international business operations;

  •
  $6.6 million for the three month period and $23.3 million for the nine month period for Therapeutics, primarily due to costs incurred related to Myozyme's launch in additional countries during 2007;

  •
  $2.7 million for the three month period and $8.2 million for the nine month period for Transplant, primarily due to expenses incurred for pre-launch activities for Mozobil. Also contributing to this increase is spending on additional personnel to support the expansion of Thymoglobulin into new markets;

  •
  $4.3 million for the three month period and $9.8 million for the nine month period for Biosurgery, primarily due to sales force expansion;

  •
  $4.1 million for the three month period and $8.2 million for the nine month period for Genetics, primarily due to headcount additions; and

  •
  $7.2 million for the three month period and $85.7 million for the nine month period for Corporate SG&A primarily due to a charge of $64.0 million recorded in June 2007 related to the final court approved settlement agreement, subject to insurance coverage, of the litigation related to the consolidation of our former tracking stocks, and increased spending for information technology, legal expenses, employee recruiting and temporary help.

        These increases were partially offset in the nine month period by decreases of:

  •
  $6.1 million for Genetics due to an adjustment in June 2007 to accruals related to our acquisition of the Physician Services and Analytical Services business units of IMPATH Inc. in May 2004; and

  •
  $13.7 million attributable to a decrease in stock-based compensation expenses charged to SG&A. In May 2007, in connection with a general grant to employees, we issued a combination of stock options and RSUs, whereas in prior years we had only issued stock options for the general grant to employees.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Research and development expenses	$175,800	$162,293	8%	$540,362	$483,557	12%
% of total revenue	18%	20%		19%	21%

        Research and development expenses increased $13.5 million for the three months ended and $56.8 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to:

  •
  increases of $7.3 million for the three month period and $47.0 million for the nine month period in spending on certain Therapeutics research and development programs, including a $25.0 million up-front payment paid to Ceregene in June 2007 in connection with our entry into a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson's disease;

  •
  increases of $11.9 million for the three month period and $28.6 million for the nine month period in spending on Transplant research and development programs, primarily due to our acquisition of AnorMED in November 2006; and

  •
  increases of $9.8 million for the three month period and $18.5 million for the nine month period in spending on Other research and development programs, primarily on alemtuzumab for the treatment of multiple sclerosis.

These increases were partially offset by decreases of:

  •
  $3.3 million for the three month period and $13.9 million for the nine month period in spending on our Renal programs due to the termination of our collaboration with RenaMed Biologics, Inc., or RenaMed, in February 2007;

  •
  $6.5 million in spending for the three month period and $7.6 million in spending for the nine month period on certain Therapeutics research and development programs, including a $4.6 million decrease in spending for the three month period and a $6.2 million decrease in spending for the nine month period due to the termination in February 2007 of our joint venture with Dyax for development of DX-88 for the treatment of HAE; and

  •
  $3.5 million for the three month period and $12.3 million for the nine month period for our Corporate research and development programs, primarily due to decreases of $1.0 million for the three months ended and $5.7 million for the nine months ended September 30, 2007 in stock-based compensation expenses attributable to the issuance of a combination of stock options and RSUs in connection with a general grant to employees in May 2007. In prior years, only stock options were awarded in the general grant to employees.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Amortization of intangibles	$49,819	$50,542	(1)%	$149,301	$156,117	(4)%
% of total revenue	5%	6%		5%	7%

        Amortization of intangibles expense decreased by $0.7 million for the three months ended and $6.8 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to $23.7 million of customer lists related to our acquisition of Bone Care in July 2005, which became fully amortized in the first quarter of 2007.

        As discussed in Note 7., "Goodwill and Other Intangible Assets," to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights acquired pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of Synvisc and Myozyme, respectively, and the resulting future contingent payments we will be required to make to Wyeth and Synpac. As a result, we expect amortization of intangibles to fluctuate over the next five years based on these future contingent payments.

Charge for Impaired Goodwill

        We are required to perform impairment tests related to our goodwill under FAS 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We completed the required annual impairment tests for our $1.3 billion of net goodwill in the third quarter of 2007 and determined that no impairment charges were required.

        As a result of the required annual impairment tests we performed on our $1.5 billion of net goodwill in the third quarter of 2006, we determined that the $219.2 million of goodwill assigned to our Genetics reporting unit was fully impaired and we recorded a pre-tax impairment charge of $219.2 million and $69.8 million of related tax benefits in September 2006.

Purchase of In-Process Research and Development

        In connection with five of our acquisitions completed between January 1, 2004 and September 30, 2007, we have acquired various IPR&D projects. Substantial additional research and development costs will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

        The following table sets forth IPR&D projects for companies and certain assets we have acquired between January 1, 2004 and September 30, 2007 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch	Estimated Cost to Complete
AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2009-2014	$125
		26.1	AMD070 (HIV)(2)	15%	—	$—

		$552.9

Avigen, Inc. (2005)	$12.0	$7.0	AV201 (Parkinson's disease)	N/A	2016	$100

Bone Care (2005)	$712.3	$12.7	LR-103 (secondary hyperparathyroidism)(3)	25%	—	$—

Verigen (2005)	$12.7	$9.5	MACI (cartilage repair)	24%	2012-2014	$20-$35

ILEX Oncology, Inc. (2004)	$1,080.3	$96.9	Campath(4)	11%	2009-2011	$194
		113.4	Clolar(4)	12%	2008-2011	$99
		44.2	Tasidotin	16%	2011-2014	$44

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

(3)
Year of expected launch and estimated cost to complete data is not provided for LR-103 at this time because this program is in its early stages and we are evaluating several potential applications for LR-103 to determine which application we will pursue. Therefore, the year of expected launch and cost to complete cannot be determined.

(4)
Campath is currently marketed for the treatment of B-cell chronic lymphoeytic leukemia and Clolar is marketed for the treatment of relapsed and refractory pediatric ALL. The IPR&D projects for Campath and Clolar are related to the development of these products for the treatment of other medical issues.

        In addition, we account for our investment in Bioenvision Common Stock under the equity method of accounting and, accordingly, we recorded a charge of $19.1 million in equity in income (loss) of equity method investments in our consolidated statement of operations for the three and nine months ended September 2007 for the portion of the purchase price for this investment that we allocated to IPR&D. The full purchase accounting for our acquisition of Bioenvision, including the impact of our merger in October 2007, will be reflected in our consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
Equity in income (loss) of equity method investments	$(12,648)	$4,530	>(100)%	$(1,091)	$10,630	>(100)%
Minority interest	5	2,545	(100)%	3,932	7,741	(49)%
Gains on investments in equity securities, net	1,105	128	>100%	14,036	75,037	(81)%
Other	913	(873)	>100%	110	(1,331)	>100%
Investment income	18,222	16,760	9%	51,687	39,401	31%
Interest expense	(1,474)	(3,772)	(61)%	(9,283)	(12,245)	(24)%

Total other income	$6,123	$19,318	(68)%	$59,391	$119,233	(50)%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin and Medtronic, Inc., or Medtronic, and our investments in Peptimmune, Inc., or Peptimmune and, for the period from July 10, 2007 through September 30, 2007, Bioenvision, which we subsequently acquired in October 2007.

        Equity in income (loss) of equity method investments decreased $17.2 million, or more than 100%, for the three months ended and $11.7 million, or more than 100%, for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to $20.5 million of charges related to our investment in Bioenvision Common Stock, including a $19.1 million charge for IPR&D, representing our proportionate share of the fair value of IPR&D programs of Bioenvision. These decreases were offset in part by an increase of $3.2 million for the three months ended and $7.8 million for the nine months ended September 30, 2007 in our portion of the net income of BioMarin/Genzyme LLC attributable to increased sales of Aldurazyme.

Minority Interest

        Prior to February 20, 2007, as a result of our application of FIN 46R, "Consolidation of Variable Interest Entities," we consolidated the results of Dyax-Genzyme LLC and Excigen Inc. Effective February 20, 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC. In connection with this termination, we made a capital contribution of approximately $17 million in cash to Dyax-Genzyme LLC, and Dyax purchased our interest in the joint venture for 4.4 million shares of Dyax common stock, valued at $16.9 million, based on the closing price of Dyax common stock on February 23, 2007. Prior to February 20, 2007, in accordance with FIN 46R, we consolidated the assets related to Dyax-Genzyme LLC, which were not significant and consisted primarily of lab equipment net of their associated accumulated depreciation, and recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations through February 20, 2007. The results of Excigen Inc. were not significant.

Gains on Investments in Equity Securities, net

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Gross gains on investments in equity securities:
THP	$—	$—	$10,848	$—
CAT	—	—	—	69,359
BioMarin	—	—	—	6,417
Other	1,105	128	3,188	2,154

Total	1,105	128	14,036	77,930
Less: charges for impairment of investments	—	—	—	(2,893)

Gains on investments in equity securities, net	$1,105	$128	$14,036	$75,037

Unrealized Gains (Losses)

        At September 30, 2007, our stockholders' equity included $23.3 million of unrealized gains and $0.4 million of unrealized losses related to our investments in equity securities.

Investment Income

        Our investment income increased 9% to $18.2 million for the three months ended and 31% to $51.7 million for the nine months ended September 30, 2007, as compared to the same periods of 2006, primarily due to an increase in the average portfolio yield and higher average cash balances.

Interest Expense

        Our interest expense decreased 61% to $1.5 million for the three months ended September 30, 2007, as compared to the same period of 2006, primarily due to a $1.4 million increase in capitalized interest, which resulted in a decrease in interest expense, a $0.2 million decrease in interest related to our 2003 revolving credit facility, which was replaced in July 2006, and a $0.5 million decrease in interest expense related to asset retirement obligations, for which there was no similar amount in 2006.

        Our interest expense decreased 24% to $9.3 million for the nine months ended September 30, 2007, as compared to the same period of 2006, primarily due to a $4.3 million increase in capitalized interest, which resulted in a decrease in interest expense, and a $0.6 million decrease in interest related to our 2003 revolving credit facility, which was replaced in July 2006. These overall decreases were offset in part by a $2.3 million increase in interest expense related to asset retirement obligations, for which there was no similar amount in 2006.

(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2007	2006		2007	2006
	(Amounts in thousands)
(Provision for) benefit from income taxes	$(66,432)	$44,530	>(100)%	$(201,715)	$(60,841)	>100%
Effective tax rate	29%	(156)%		33%	19%

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

Our effective tax rate for the three and nine months ended September 30, 2006, was also impacted by a charge for impaired goodwill of $219.2 million of which $29.5 million was not deductible for tax purposes.

        Effective January 1, 2007, we adopted FIN 48 and recognized a cumulative effect adjustment of $33.9 million to increase our retained earnings balance as of January 1, 2007, which consisted of $25.8 million to record the combined effect of our gain contingency and the change in the recognition standard pursuant to the settlement criteria of FSP FIN 48-1 and $8.1 million resulting from our settlement of the IRS audit for tax years 2002 to 2003. After these adjustments, as of January 1, 2007, we had approximately $36.5 million of total gross unrealized tax benefits, of which approximately $26.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. These gross unrealized tax benefits did not change significantly during the nine months ended September 30, 2007.

        We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amount of accrued interest related to unrecognized tax benefits within our provision for income taxes for the three and nine months ended September 30, 2007 and our accrued interest related to unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were not significant.

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

        Management has concluded that it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At September 30, 2007, we had cash, cash equivalents and short- and long-term investments of $1.4 billion, an increase of $0.1 billion from $1.3 billion at December 31, 2006.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2007 and 2006.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$401,294	$251,437
Non-cash charges	318,351	455,482
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(108,818)	(89,987)

Cash flows from operating activities	$610,827	$616,932

        Cash provided by operating activities decreased $6.1 million for the nine months ended September 30, 2007, as compared to the same period of 2006, primarily due to a $149.9 million increase in earnings, excluding non-cash charges, offset by an $18.8 million increase in cash used for working capital.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$194,161	$(107,261)
Net sales of investments in equity securities	350	131,691
Purchases of property, plant and equipment	(281,309)	(236,917)
Acquisition of Bioenvision stock	(72,229)	—
Distributions from equity method investments	17,100	12,000
Payment of note receivable from Dyax	7,771	370
Purchases of other intangible assets	(45,821)	(67,793)
Other investing activities	658	4,292

Cash flows from investing activities	$(179,319)	$(263,618)

        For the nine months ended September 30, 2007, we used a total of $416.3 million of cash to fund capital expenditures and acquisitions including:

  •
  approximately $17 million of cash for a capital contribution in connection with the termination of our participation and interest in Dyax-Genzyme LLC:

  •
  $281.3 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom and Belgium, the construction of a new research and development facility in Framingham, Massachusetts and internally developed capitalized software costs related to our Genetics business, which is based at our facility in Westborough, Massachusetts;

  •
  $72.2 million of cash to fund the acquisition of 22% of the outstanding shares of Bioenvision Common Stock on an as-converted basis. Effective October 23, 2007, we completed the acquisition of Bioenvision; and

  •
  $45.8 million of cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth and a milestone payment to Synpac.

        These decreases in cash were partially offset by:

  •
  $194.2 million of cash received from the net sales of investments;

  •
  $17.1 million of cash distributions from our joint venture with BioMarin; and

  •
  $7.8 million of cash received from Dyax, including $7.0 million to satisfy the outstanding principal balance due under the note receivable from Dyax and $0.8 million of accrued interest due under the note.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Proceeds from issuance of common stock	$100,276	$112,012
Repurchases of common stock	(181,210)	—
Excess tax benefits from stock-based compensation	1,229	8,979
Payments of debt and capital lease obligations	(4,606)	(3,155)
Increase (decrease) in bank overdrafts	19,259	(16,285)
Minority interest contributions	4,136	8,265
Other financing activities	3,525	2,610

Cash flows from financing activities	$(57,391)	$112,426

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years, beginning in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. As of September 30, 2007, we had repurchased a total of 2,808,738 shares of our common stock at an average price of $64.50 per share for a total of $181.2 million of cash, including fees.

Payment of Note Receivable from Dyax

        In 2007, we received cash payments totaling $7.8 million from Dyax to settle the secured promissory note receivable from Dyax, including $7.0 million to satisfy the outstanding principal balance due under the note and $0.8 million of accrued interest.

Revolving Credit Facility

        As of September 30, 2007, no amounts were outstanding under our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2007, we were in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13 to our 2006 Form 10-K. Excluding additional contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights as of September 30, 2007 there have been no material changes to our contractual obligations since December 31, 2006.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

  •
  product development and marketing;

  •
  payments related to the cash consideration for our merger with Bioenvision, including the approximately $245 million of cash we paid in October 2007 upon completion of the merger, the approximately $11 million of cash we intend to pay in the fourth quarter of 2007 for the outstanding options to purchase shares of Bioenvision Common Stock;

  •
  other business combinations and strategic business initiatives, including the approximately $53 million in Canadian dollars, or approximately $57 million in U.S. dollars (based on the November 2, 2007 spot rate for the Canadian dollar), of cash we intend to spend in December 2007 for our planned acquisition of the diagnostics division of DCL;

  •
  our $1.5 billion stock repurchase program;

  •
  expanding existing and constructing additional manufacturing facilities;

  •
  upgrading our systems;

  •
  contingent payments under license and other agreements;

  •
  expanding staff; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

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

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46R are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46R are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income/losses of these entities in the line item "Equity in income (loss) of equity method investments" in our consolidated statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

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

        FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. FAS 159 will be effective for us as of January 1, 2008 and cannot be adopted early unless FAS 157 is also adopted. We are currently evaluating the impact, if any, the adoption of FAS 159 will have on our financial position and results of operations.

        EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 is effective for us January 1, 2008 and will be applied prospectively to new contracts we enter into on or after that date. Earlier application is not permitted. We are currently evaluating the impact, if any, the adoption of EITF No. 07-3 will have on our financial position, results of operations or cash flows.

RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $832.8 million for the nine months ended September 30, 2007, representing approximately 30% of our consolidated total revenue. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our results of operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several existing products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Renagel, Renvela, Synvisc, Fabrazyme, Myozyme, Hectorol, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

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

        UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire reported top-line data from a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease, and initiated phase 3 studies in July 2007. Protalix Biotherapeutics Ltd. initiated a phase 3 trial for plant-derived enzyme replacement therapy to treat Gaucher disease in the third quarter of 2007. Amicus Therapeutics, Inc., or Amicus, is conducting phase 2 trials for oral chaperone medication to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

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

        Several companies market products that, like Thymoglobulin and Lymphoglobuline, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis' Simulect® and Pfizer Inc.'s ATGAM®. Competition in the acute transplant rejection market is driven largely by product efficacy due to the potential decreased long-term survival of transplanted organs as the result of an acute organ rejection episode.

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

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenues by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts. For example, in October 2006, the CMS announced a change to the billing code for viscosupplementation products effective January 2007 that, if unchanged, would have resulted in Medicare reimbursement for Synvisc at a rate that was lower than the price healthcare providers were paying for the product. In December 2006, the CMS reversed its decision. If the CMS billing code decision had been left unchanged, our Synvisc revenues would have been adversely affected because healthcare providers likely would have been less willing to use Synvisc. Although the CMS ultimately reversed its decision and left the mechanism for calculating Synvisc reimbursement in 2007 substantially similar to the reimbursement mechanism for 2006, we have no way of knowing whether, at some point in the future, the CMS will change the method for reimbursing Synvisc or any of our other products and services in a way that could have an adverse effect on our revenues.

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. For example, in our phase 3 trial known as the Polymer Alternative for CDAD treatment (PACT) study, tolevamer did not meet its primary endpoint. In our pivotal study of hylastan for treatment of patients with osteoarthritis of the knee, hylastan did not meet its primary endpoint. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those product candidates.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale-up production of the product material at a reasonable cost or at all.

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

        We may encounter problems assimilating operations acquired in business combination transactions. These transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisitions of AnorMED Inc. and Bioenvision, there is a substantial risk that we will fail to realize the benefits we anticipated when we decided to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced and those facilities are subject to ongoing inspections. In addition, changes in manufacturing processes may require additional regulatory approvals. Obtaining and maintaining these regulatory approvals could cause us to incur significant additional costs and lose revenue. For example, we are currently working with the FDA to obtain approval of a larger-scale Myozyme manufacturing process. We anticipate a decision from the FDA in the first quarter of 2008 and, until that time, are taking actions to optimize our U.S. Myozyme supply, including making Myozyme available to some patients through a clinical access program. Furthermore, any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be readily available on a timely basis.

        Additionally, we determined that four lots of Thymoglobulin finished goods inventory did not meet our internal specifications for saleable product which caused those lots to be written off. Currently, we have three additional finished lots of Thymoglobulin, valued at approximately $8 million, which are under review to determine whether they meet product specifications. If we determine that any of those lots do not meet the specifications for saleable product, we will write off that inventory as a charge to earnings. Even with the four finished lots of Thymoglobulin that have been written off and the possibility of lots under review being written off, we currently expect to be able to meet projected market demand. We will continue to closely monitor our inventory levels and intend to manage production to maintain adequate supply levels in 2008.

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

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel, Renvela, Cholestagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

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

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme and Myozyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market. For example, we received a warning letter from the FDA on September 19, 2007 that addresses certain of our manufacturing procedures in our Thymoglobulin production facility in Lyon, France. There is no current impact to product supply as a result of the FDA warning letter and we are in ongoing discussions with the FDA to resolve the issues described in the letter.

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

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Our insurers may dispute our claims for coverage. For example, we have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with the litigation and settlement related to the consolidation of our tracking stock and are seeking coverage for the settlement. The insurer has purported to deny coverage. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

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

        Our international operations accounted for approximately 47% of our consolidated product and service revenues for the nine months ended September 30, 2007. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Our international sales are subject to fluctuations in currency exchange rates.

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

        On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of September 30, 2007, we had $1.4 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  payments related to the cash consideration for our merger with Bioenvision, including the approximately $245 million of cash we paid in October 2007 upon completion of the merger, the approximately $11 million of cash we intend to pay in the fourth quarter of 2007 for the outstanding options to purchase shares of Bioenvision Common Stock;

  •
  other business combinations and strategic business initiatives, including the approximately $53 million in Canadian dollars, or approximately $57 million U.S. dollars (based on the November 2, 2007 spot rate for the Canadian dollar), of cash we intend to spend in December 2007 for our planned acquisition of the diagnostics division of DCL;

  •
  our $1.5 billion stock repurchase program;

  •
  upgrading our systems;

  •
  expanding existing and constructing additional manufacturing facilities;

  •
  expanding staff; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

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

        As of September 30, 2007, we had $697.9 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to potential loss from market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At September 30, 2007, we held derivative contracts in the form of foreign exchange forward contracts. We also held a number of other financial instruments, including investments in marketable securities and debt securities outstanding. We do not hold derivatives or other financial instruments for speculative purposes.

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

        As of September 30, 2007, we estimate the potential loss in fair value of our foreign currency contracts, foreign cash, and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $18.8 million, as compared to $34.2 million as of December 31, 2006. The change from the prior period is primarily due to a reduction in forward contracts and to a decrease in foreign currency being held.

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

        We used the following assumptions in preparing the sensitivity analysis for our convertible notes:

  •
  notes that are "in-the-money" at September 30, 2007 are considered equity securities and are excluded;

  •
  notes that are "out-of-the-money" at September 30, 2007 are analyzed by taking into account both fixed income and equity components; and

  •
  notes will mature on the first available put or call date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $2.6 million as of September 30, 2007, as compared to $4.2 million as of December 31, 2006.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimate the potential loss in fair value due to a 10% decrease in equity prices of marketable securities held at September 30, 2007 to be $6.0 million, as compared to $4.2 million at December 31, 2006. The increase is due to the acquisition of 4.4 million additional shares of Dyax common stock. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have a readily determinable market value.

ITEM 4.    CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2007, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. Four lawsuits were filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits was a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in the MSC in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The MSC dismissed the complaint in its entirety in November 2003. Upon appeal, the Massachusetts Appeals Court upheld the dismissal by the MSC of the fiduciary duty claim, but reversed the earlier decision to dismiss the implied covenant claim. The Massachusetts Supreme Judicial Court (SJC) granted our petition for further appellate review. On June 4, 2007, the SJC reversed the Appeals Court's decision and affirmed dismissal of the complaint in its entirety. On July 25, 2007, the SJC denied the plaintiff's petition for rehearing. Two substantially similar cases were filed in the MSC in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. As amended, this complaint alleged violations of federal securities laws, as well as various state law claims, related to the exchange, on behalf of a certified class of holders of Biosurgery Stock as of May 8, 2003. On August 6, 2007, we reached an agreement-in-principle with counsel for the plaintiff class to settle and dismiss this case for approximately $64 million. A definitive settlement agreement was approved by the court on October 26, 2007. Because the members of the class in the New York action released all claims, the settlement has, as a practical matter, resolved the consolidated case in the MSC. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred and to be incurred in connection with these cases; the insurer has purported to deny coverage. We intend to vigorously pursue our rights with respect to insurance coverage. As a result, we recorded a liability for the settlement payment of approximately $64 million as a charge to SG&A in our consolidated statements of operations in June 2007, which we subsequently paid in August 2007.

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

ITEM 1A.    RISK FACTORS

        We incorporate by reference our disclosure related to risk factors which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors" in Part I., Item 2. of this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Stock Repurchase Program

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over the next three years. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. The manner of the purchase, the amount that we spend and the number of shares we ultimately purchase will vary based on a range of factors, including share price. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        The following table provides information about certain repurchases of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007-July 31, 2007	803,300		$63.72		803,300	$1,385,400,672
August 1, 2007-August 31, 2007	1,036,953		$64.18		1,036,953	1,318,846,790
September 1, 2007-September 30, 2007	—		—		—	1,318,846,790

Total	1,840,253	(1)	$63.98	(2)	1,840,253

(1)
During the third quarter of fiscal 2007, we repurchased 1,840,253 shares of our common stock under the stock repurchase program for $117.8 million of cash, including fees.

(2)
Represents the weighted average price paid per share for stock repurchases made during the third quarter of fiscal 2007.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2007
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Date: November 8, 2007	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2007
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 24, 2007.
**10.1	Amended and Restated Contract Purchase and Supply Agreement between Invitrogen Corporation and Genzyme Corporation effective December 31, 2007.
10.2	Form of Severance Agreement between Genzyme and its executive officers.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested for the deleted portions of Exhibit 10.1.