Form 10-K
period 2007-12-31
GENZYME CORP
filed 2008-02-29
CIK 732485

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV
(a)(2). FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)
500 Kendall Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(617) 252-7500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Genzyme Common Stock, $0.01 par value ("Genzyme Stock")	The Nasdaq Global Select Market
Genzyme Stock Purchase Rights	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007: $16,917,318,368

          Number of shares of Genzyme Stock outstanding as of January 31, 2008: 267,628,472

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's 2007 Annual Report are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements, including statements regarding:

  •
  our plans to seek marketing approvals for our products in additional jurisdictions, including Myozyme, Renvela, Thymoglobulin, Thyrogen and Synvisc-One;

  •
  our plans and our anticipated timing for pursuing additional indications and uses for our products and services, including Synvisc, Campath, Clolar and Hectorol and for regulatory action on our U.S. submission for Synvisc-One;

  •
  our expectations for Renvela, including our ability to use it to expand the market for our phosphate binder to patients with chronic kidney disease, or CKD, not yet on dialysis;

  •
  our ability to develop, obtain marketing approval for and commercialize mipomersen and the timing thereof;

  •
  our plans and anticipated timetables for pursuing marketing approvals of new products, including Mozobil;

  •
  the timing and availability of data from clinical trials;

  •
  the anticipated drivers for the future growth of our products, including Renvela, Hectorol and Synvisc-One;

  •
  our estimates of the sufficiency of, and the projected timetable of approvals for, manufacturing and other facilities and production methods to support our products and services, including both the 2000 and 4000 liters larger-scale manufacturing processes for Myozyme, a second tablet formulation facility in Waterford, Ireland, and our existing and planned Lyon, France facilities for Thymoglobulin production;

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

  •
  our plan to seek the inclusion of additional study results in the Myozyme label;

  •
  our assessment of the deductibility of goodwill;

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

  •
  our expected future payments to Isis Pharmaceuticals, Inc., or Isis; and

  •
  our expected future payments related to our acquisitions, including milestone and royalty payments to the former shareholders of Surgi.B Chirugie et Medicine SAS, or Surgi.B, Wyeth, and Verigen AG, or Verigen, and employee benefits and leased facilities acquired from AnorMED Inc., or AnorMED, and the expected timing of these payments.

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

  •
  our ability to satisfy the post-marketing commitments made as a condition of the marketing approvals of Fabrazyme, Aldurazyme, Myozyme and Clolar;

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

  •
  our ability to successfully complete a transaction with Isis on the timeframes and terms disclosed;

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

  •
  our ability to successfully integrate the businesses we acquired from Bioenvision, Inc., or Bioenvision, and AnorMED;

  •
  the number of diluted shares of our stock considered outstanding, which will depend on business combination activity and our stock price;

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

        We have included more detailed descriptions of these and other risks and uncertainties in Item 1A, "Risk Factors," of this report. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, MabCampath®, Clolar®, Evoltra®, Thymoglobulin®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm® and Hectorol® are registered trademarks, and Mozobil™ is a trademark, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	38
	15(a)(1) Financial Statements	38
	15(a)(2) Financial Statement Schedules	39
	15(a)(3) Exhibits	39
	15(b) Exhibits	39

PART I

ITEM 1.    BUSINESS

Introduction

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, organ transplant, diagnostic and predictive testing, and cancer. We were formed as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We are organized into six financial reporting units, which we also consider to be our reporting segments:

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation and other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel and Matrix-induced Autologous Chondrocyte Implantation, or MACI;

  •
  Genetics, which provides testing services for the oncology, prenatal and reproductive markets; and

  •
  Oncology, which develops, manufactures and distributes products for the treatment of cancer, with a focus on antibody- and small molecule-based therapies. The unit derives substantially all of its revenue from sales and royalties received on sales of Campath and Clolar and from the reimbursement of Campath development expenses.

        We report the activities of our diagnostic products, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

Products and Services

Renal

        Renagel (sevelamer hydrochloride)/ Renvela (sevelamer carbonate).    Renagel is a non-absorbed, calcium-free, metal-free phosphate binder indicated for the control of serum phosphorus in patients with chronic kidney disease (CKD) on hemodialysis. In October 2007, our label was expanded for use in CKD patients on dialysis, which includes both hemodialysis and peritoneal dialysis. Three formulations of the product have been approved for sale in the United States—the 403 mg. capsules were launched in the fourth quarter of 1998, and the 400 and 800 mg. tablets were launched in September 2000. We ceased marketing the 403 mg. capsules in 2004. Renagel was approved for sale in Israel in 1999, the European Union and Canada in 2000, Brazil in 2002, Japan in 2003, Argentina and

Australia in 2005, Chile and Peru in 2006, and Mexico in 2007. In the United States, there are an estimated 374,000 end-stage renal disease patients, approximately 90% of whom receive a phosphate control product. There are also an estimated 324,000 end-stage renal disease patients in Europe, 65,000 in Brazil, 19,700 in Canada and 258,000 in Japan. We are now marketing the product in over 50 countries.

        We market Renagel tablets in the United States, Europe, Canada, Latin America and Australia directly to nephrologists through a dedicated sales force. In the United States, approximately 85%—90% of our Renagel sales are made to three large wholesalers. These wholesalers distribute Renagel to retail pharmacies, hospitals and other providers of medication to patients. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., have rights to develop and market Renagel in Japan, China and other Pacific Rim countries. Our sales of Renagel (including sales of bulk sevelamer), totaled $602.7 million, or 16% of our total revenue in 2007, $515.1 million, or 16% of our total revenue in 2006, and $417.5 million, or 15% of our total revenue in 2005.

        In early 2007, Kidney International published findings from the Renagel in New Dialysis, or RIND, study that demonstrated a significantly lower rate of death among patients treated with Renagel from the time they began dialysis compared with those using calcium-based phosphate binders. Also published in Kidney International in August 2007, were the results of the Dialysis Clinical Outcomes Revisited study, or DCOR, a three-year trial involving more than 2,100 patients on hemodialysis. DCOR was conducted to compare the difference in outcomes for patients receiving Renagel with those using calcium-based phosphate binders. This is the largest prospective dialysis outcomes study conducted to evaluate the ability of Renagel to improve patient mortality and morbidity. While the study did not meet its primary endpoint of a statistically significant reduction in all cause mortality, in a pre-specified secondary analysis, Renagel demonstrated a significant reduction in all cause mortality in patients 65 years of age or older. Additionally, the mean number of hospitalizations and hospital days were lower in the Renagel-treated arm. For patients remaining on study for at least two years, a difference in mortality emerged favoring the Renagel patients. These studies, in combination with previously completed studies, provide a significant body of evidence helping to demonstrate the effectiveness of Renagel.

        In the fourth quarter of 2007, the FDA granted marketing approval for Renvela tablets for the control of serum phosphorus in patients with CKD on dialysis, including both hemodialysis and peritoneal dialysis. Renvela is a next-generation version of Renagel and will initially be available as 800 mg tablets. Renvela offers all of the advantages of Renagel with the added benefit of a carbonate buffer. In a clinical study comparing Renvela to Renagel in patients on hemodialysis, both drugs demonstrated equivalent control of serum phosphorus to within Kidney Disease Outcomes Quality Initiative, or KDOQI, recommended ranges. Patients on Renvela, however, were more likely to maintain bicarbonate levels within the recommended KDOQI ranges, and had a lower incidence of gastrointestinal adverse events. We plan to pursue regulatory approvals for Renvela in Europe, Latin America and in other markets internationally. While Renagel will remain available for a period of time, our long-term goal is to transition patients to Renvela.

        We also completed a study comparing a powder form of Renvela dosed three times per day to Renagel tablets dosed three times per day in patients on hemodialysis. This study met its primary endpoint of achieving equivalent phosphorus control in patients treated with both Renvela and Renagel. We expect to file for approval of the powder form of Renvela, which may represent a promising alternative for patients with CKD by making it easier for patients to comply with their prescribed treatment program, in the first half of 2008.

        In the third quarter of 2007, we participated in the FDA's Cardiovascular and Renal Products Advisory Committee meeting. During this meeting, the committee recommended that the FDA extend the indications for phosphate binder use in pre-dialysis patients with hyperphosphatemia. We have successfully completed a study with Renvela in CKD patients not on dialysis, and we plan to continue to work with the FDA on the appropriate regulatory path forward to achieve approval of Renvela for this patient population.

        Hectorol (doxercalciferol).    We added Hectorol to our product portfolio in July 2005 through our acquisition of Bone Care International, Inc., or Bone Care. Hectorol is a line of vitamin D2 pro-hormone products that are indicated for the treatment of secondary hyperparathyroidism in patients with stages 3 and 4 CKD (0.5 mcg and 2.5 mcg capsules) and in patients with stage 5 CKD on dialysis (2.5 mcg capsules and injection). Hectorol provides significant parathyroid hormone (PTH) reductions with minimal impact on calcium and phosphorus levels. Three formulations of the product have been approved for commercial sale in the United States—the 2.5 mcg capsules were approved in 1999, the 0.5 mcg capsules were approved in 2004 and the intravenous formulation was approved in 2000. We received approval on Hectorol 2.5 mcg and 0.5 mcg capsules in Argentina in 2007 and expect to launch in that country in early 2008.

        We market Hectorol in the United States through a direct sales force focused on nephrologists. Approximately 85%—90% of our U.S. Hectorol capsule sales are made to three large wholesalers, who then sell and distribute the product to retail pharmacies, hospitals and other providers of medication to patients. For Hectorol IV, approximately 85%—90% of our sales are made to three primary wholesalers who then sell and distribute the product to dialysis chains and hospitals. In the United States, approximately 65% of end-stage renal disease patients receive Vitamin D. We estimate that there are more than 2.5 million patients in the United States with stage 3 and stage 4 CKD who have elevated PTH levels, although only a much smaller number of patients are being treated for the condition. In December 2006, Dr. Francesca Tentori et al published data in Kidney International distinguishing Vitamin D analogs. These findings suggest that treatment with Vitamin D analogs provides a significant advantage for dialysis patients and that the newer generation of D2 analogs, such as Hectorol, appear to have survival advantages over older analogs such as calcitriol.

        In 2007, Genzyme filed an IND for the use of Hectorol in psoriasis patients. We plan to initiate a clinical trial in this indication in early 2008.

Therapeutics

        Our Therapeutics segment currently has six therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on five of these products as of February 1, 2008.

Product	Indication	Status
Cerezyme/Ceredase	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/European Union only)	Ceredase sold commercially since 1991; Cerezyme marketed since 1994; marketing approval received and commercial sales in 56 countries
Fabrazyme	Fabry disease
Marketed in the European Union since 2001, the United States since 2003, and Japan since 2004; marketing approval received in 47 countries and commercial sales in 37 countries; post-marketing commitments in Europe have been completed; several post-marketing commitments on-going
Thyrogen	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed in the United States since 1998, Brazil since 2000 and the European Union since 2001; marketing approval received and commercial sales in 58 countries
	Adjunctive therapy in ablation of remnant thyroid tissue	Marketing approval received in the European Union and Australia in March 2005, Brazil in 2006 and in the United States in 2007
Myozyme	Pompe disease
Received marketing approval in the European Union in March 2006, in the United States in April 2006, in Canada in August 2006 and in Japan in April 2007; marketing approval received in 36 countries and commercial sales in 32 countries; several post-marketing commitments ongoing; regulatory submissions filed and under review in Switzerland, Argentina, Colombia, Australia and Korea with several more planned for submission in 2008
Aldurazyme	Mucopolysaccharidosis I (MPS I)	Marketed in the United States and the European Union since 2003; marketing approval received in 54 countries and commercial sales in 37 countries; several post-marketing commitments on-going

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

        We market Cerezyme directly to physicians, hospitals and treatment centers worldwide through a highly specialized sales force. Our results of operations are highly dependent on sales of this product, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme totaled $1.1 billion, or 30% of our total revenue in 2007, $1.0 billion, or 32% of our total revenue in 2006, and $932.3 million, or 34% of our total revenue in 2005.

        Fabrazyme (agalsidase beta).    We have developed Fabrazyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is an LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart and other organs. In agreement with the FDA and EMEA, we undertook a number of post-marketing commitments, and have completed a phase 4, multi-national, multi-center, double-blind placebo-controlled study. The EMEA approved new labeling for Fabrazyme based largely on the results from the phase 4 study in mid-2005. In January 2007, the results of this trial were published in the Annals of Internal Medicine. In May 2007, the data from the phase 3 extension trial were also published. This data showed that Fabrazyme stabilizes renal function in Fabry patients over a 54 month period. In early 2008, the EMEA granted full marketing authorization for Fabrazyme, making it the only product on the market for Fabry disease to earn this designation in the European Union. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing LSD and Renal sales forces.

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

        In December 2007, we received FDA approval to market Thyrogen as an adjunctive treatment for ablation or destruction of thyroid remnants in patients who have undergone removal of their thyroid for the treatment of well-differentiated thyroid cancer. This indication compliments the diagnostic use of Thyrogen in that it enables use for an additional stage of thyroid cancer management. As in its diagnostic use, Thyrogen allows patients to remain on thyroid hormone therapy while undergoing radioiodine ablation, thus helping prevent the debilitating effects of hypothyroidism. Another advantage to Thyrogen use is that the patients taking it clear radioiodine more rapidly from their system than do patients receiving thyroid hormone withdrawal. Approximately 35,000 ablation procedures are performed annually in the United States and European Union combined, and we believe that Thyrogen has the potential to be used in up to 80% of these procedures.

        Thyrogen is promoted by a dedicated sales force, and sold to hospitals and doctors' offices through distributors in the United States, the European Union, Latin America and Asia. We currently are pursuing additional market or expanded indication approvals for Thyrogen and anticipate approvals in Japan, Canada, Colombia, Peru, Uruguay, South Korea, Singapore, Taiwan and Thailand.

        Myozyme (alglucosidase alfa).    We are marketing Myozyme as a therapy for Pompe disease, a progressive and often fatal muscle disease resulting from an inherited enzyme deficiency. Pompe disease manifests as a broad spectrum of clinical symptoms, with variable rates of progression ranging from rapidly progressive and often fatal within the first year of life to relentlessly progressive resulting in significant morbidity and premature mortality. Myozyme is the first and only treatment approved for Pompe disease and is indicated for all patients with the disorder. Myozyme specifically targets the underlying cause of Pompe disease by replacing the enzyme that is absent or deficient.

        A randomized, double blind, placebo controlled, multi-center, multi-national clinical trial on juvenile and adult patients was completed in late 2007 and met both of its co-primary efficacy endpoints. The co-primary endpoints were functional endurance as measured by the 6 minute walk and pulmonary function as measured by percent predicted forced vital capacity. We are completing the full analysis of the study results and plan to submit in the United States and European Union in the second half of 2008 for potential inclusion of the results in the Myozyme product labeling.

        Aldurazyme (laronidase).    In 1998, we formed a joint venture with BioMarin Pharmaceutical Inc., or BioMarin, to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as MPS I. MPS I is a progressive, debilitating, and often life-threatening disease, which encompasses a wide and continuous spectrum of clinical presentations, historically classified as "Hurler," "Hurler-Scheie" and "Scheie" syndromes. In 2003, Aldurazyme received marketing approval in both the United States and the European Union. We market Aldurazyme directly to physicians in the United States through our LSD sales force. In Europe, Latin America and Asia, sales of Aldurazyme are undertaken by the local sales and marketing teams and are being realized on a country-by-country basis as pricing and reimbursement approvals are obtained. Applications for Aldurazyme marketing approval are currently pending in several countries in Latin America, Central and Eastern Europe, and the Asia-Pacific rim. Through 2007, Aldurazyme revenues were recorded by the joint venture. We included our portion of the net income (loss) of BioMarin/Genzyme LLC in equity in income of equity method investments in our consolidated statements of operations.

        Effective January 1, 2008, we restructured the relationship regarding the manufacturing and commercialization of Aldurazyme by entering into several new agreements. BioMarin/Genzyme LLC will no longer engage in commercial activities related to Aldurazyme and will solely hold the intellectual property relating to Aldurazyme and other collaboration products and engage in research and development activities that are mutually selected and funded by BioMarin and us, the costs of which will be shared equally.

        Under the restructured relationship, BioMarin/Genzyme LLC will license all intellectual property relating to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin will hold the manufacturing rights and we will hold the global marketing rights and we will pay BioMarin a tiered payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

Transplant

        This business segment includes three marketed products, as well as product candidates in the research and development stages that we acquired through our acquisition of SangStat Medical Corporation, or SangStat, in the third quarter of 2003 and our acquisition of AnorMED in the fourth quarter of 2006. Set forth below is a discussion of the marketed product that is the primary revenue driver for the Transplant segment.

        Thymoglobulin (anti-thymocyte globulin, rabbit).    Thymoglobulin is an immunosuppressive polyclonal antibody that suppresses certain types of immune cells responsible for acute organ rejection in transplant patients. Thymoglobulin was approved in the United States in December 1998, we market Thymoglobulin in the United States for the treatment of acute rejection of renal transplants. In Canada, we have marketed Thymoglobulin since 2003 for both the prevention and treatment of acute rejection of renal transplants. More kidney transplants are performed in the United States than any other organ transplant, with over 17,000 transplants performed in 2006. Of this number of renal transplants, the United Network for Organ Sharing estimates that acute immunosuppressant therapies such as Thymoglobulin were used in greater than 70% of such procedures.

        In the European Union, Thymoglobulin has a broader approved label which allows us to market it for a wider variety of approved uses, including the prevention and treatment of rejection in solid organ transplants, the prevention and treatment of graft versus host disease, and the treatment of aplastic anemia, a disease that affects the production of mature, functional blood cells. Thymoglobulin also has a similarly broad label in several Asian and Latin American countries. Thymoglobulin was launched in Mexico and we have filed for marketing approval of Thymoglobulin in Japan, Costa Rica, Australia, New Zealand and the United Kingdom. We sell Thymoglobulin in 51 countries through a direct sales force or through distributors to transplant centers for use by transplant surgeons, nephrologists, hematologists and oncologists.

        We are completing the one year follow-up of a phase 2 trial of Thymoglobulin in liver transplantation to prevent rejection and delay of the introduction of calcineurin inhibitors in patients with renal dysfunction prior to liver transplant. In collaboration with the Immune Tolerance Network, we have initiated a phase 2 trial to evaluate the effects of Thymoglobulin on preserving beta-cell function in patients with new onset Type 1 diabetes mellitus. We have initiated phase 2 clinical trials in North America and Europe evaluating the use of Thymoglobulin in the treatment of immune mediated bone marrow failure associated with myelodysplastic syndromes.

Biosurgery

        Synvisc (hylan G-F 20).    Synvisc is a biomaterial-based product derived from hyaluronan used to treat the pain associated with osteoarthritis of the knee. An estimated 8 to 9 million of the approximately 14 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is sold commercially in over 60 countries, both directly and through marketing and distribution arrangements.

        We have been investing in research and clinical trials to expand the use of Synvisc to additional joints and through next-generation approaches. In Canada, Synvisc is approved for the treatment of pain associated with osteoarthritis of the hip, and in the European Union, Synvisc is approved for the treatment of pain associated with osteoarthritis of the hip, ankle and shoulder.

        In December 2007 we received approval to market Synvisc-One, a single-injection regimen of Synvisc, in the European Union. In November 2007, we received a response letter from the FDA requesting additional analyses and data regarding our marketing application for Synvisc-One in the United States. We plan to respond to the FDA in the first half of 2008 and expect regulatory action on our application in the second half of 2008.

        Sepra Products.    The Sepra family of products is aimed primarily at preventing adhesions (internal scar tissue) following various surgical procedures in areas of the body such as the abdomen and pelvis. These products are produced from biomaterials derived from hyaluronan. We market the Sepra products primarily through a direct sales force in the United States, France and Australia, and primarily through distribution arrangements in Japan and the rest of the world. Our Sepramesh IP hernia mesh product is marketed by Davol, Inc., a subsidiary of C.R. Bard, Inc., under a license agreement.

        Seprafilm, the first marketed product and largest by sales volume of the Sepra family, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in both the abdomen and pelvis. There are approximately 2 million applicable abdominal and pelvic procedures performed annually in the United States, including 1.1 million Caesarean sections, a largely untapped market.

Genetics

        We develop and provide complex reproductive testing services primarily in the United States and Japan. In the United States, we also offer diagnostic services for reproductive markets (primarily pre-natal, post-natal and infertility areas) and for the oncology market. We also offer genetic counseling services focused in the reproductive area. We offer several types of testing—the most significant are cytogenetic testing, molecular genetic (DNA) testing, immunohistochemistry testing, flow cytometry testing and biochemical testing. These services are promoted through a direct sales force in the United States, with testing performed in our eight major clinical laboratories located throughout the United States. We service the Japanese market through a direct sales force and distributors, with testing primarily performed in U.S. laboratories.

Oncology

        Campath (alemtuzumab).    Campath is indicated as a single agent for the treatment of B-cell chronic lymphocytic leukemia (B-CLL). In September 2007, the FDA approved a supplemental biologics license application (sBLA) for Campath and approved expanded labeling for Campath to include first-line treatment of B-CLL. We estimate that there are over 13,000 patients in the United States now eligible to receive the product. In December 2007, we also received European approval of an expanded indication. Campath is marketed by Bayer HealthCare Pharmaceuticals Inc. (Bayer) in the United States as Campath and outside the United States as MabCampath. The product is sold commercially in over 60 countries.

        Alemtuzumab for Multiple Sclerosis.    Together with Bayer, we have begun enrolling patients in two phase 3 trials to measure alemtuzumab's comparative effect on disability accumulation and relapse rate versus Rebif across a two year period. One study includes previously untreated patients and one includes patients whose disease remains active following treatment with an approved therapy.

        Clolar (clofarabine).    Clolar is indicated in the United States for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory acute lymphoblastic leukemia (ALL) after at least two prior regimens. An estimated 300 children experience a second relapse and require therapy every year in the United States. We market clofarabine under the brand name Clolar in North America. In October 2007, with our acquisition of Bioenvision, we acquired worldwide rights to clofarabine. Clofarabine has approval in 27 European countries for the treatment of pediatric ALL patients who have relapsed or are refractory after receiving at least two prior regimens and where there is no other treatment option anticipated to result in a durable response. We market clofarabine primarily through a direct sales force focused on hematologists and oncologists in the hospital setting, except in Australia and New Zealand where the product is marketed by a distributor.

        We are developing the intravenous formulation of Clolar for significantly larger indications, including first-line and relapsed or refractory acute myeloid leukemia (AML) in adults. We are also developing an oral formulation of Clolar and have initiated clinical trials for the treatment of myelodysplastic syndrome (MDS). Clolar has been granted orphan drug status for ALL and AML in both the United States and European Union.

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

Renal

        Renagel/Renvela.    Renagel and Renvela are phosphate binders for the treatment of hyperphosphatemia. Renagel is the most prescribed phosphate binder in the United States. Phosphate binders are currently the only available treatment for hyperphosphatemia, or elevated serum phosphorus levels in CKD patients on dialysis. There are several phosphate binder options available, including PhosLo®, a prescription calcium acetate preparation sold by Fresenius Medical Care, and Fosrenol®, a prescription lanthanum carbonate sold by Shire. Other products used as phosphate binders include over-the-counter calcium-based antacids such as TUMS® and metal-based options such as aluminum and magnesium. The doses necessary for calcium products to achieve adequate reductions in phosphate absorption can lead to harmful side effects such as hypercalcemia. Evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide, a metal-based treatment option, is more effective at lowering phosphorus, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. Another metal-based option, Shire's Fosrenol, marketed in the U.S. and some European countries, is an effective phosphate binder but with limited long-term safety data. Several animal studies suggest lanthanum absorption may lead to harmful toxicities.

        Hectorol.    Dialysis providers typically select which therapy a CKD patient receives to treat secondary hyperparathyroidism based on safety, efficacy and cost. Abbott Laboratories, Inc., or Abbott, markets intravenous calcitriol (brand name Calcijex®) and intravenous paricalcitol (brand name Zemplar®) for end-stage renal disease patients. Current intravenous versions of these drugs are approved to manage secondary hyperparathyroidism in end-stage renal disease patients in the United States, Europe, and in major Latin American markets. A number of companies have launched or are planning to launch generic intravenous calcitriol in the United States. In 2005, Abbott received approval to market oral paricalcitol (Zemplar) in the United States for patients with stages 3 and 4 CKD. Since 2004, Amgen, Inc. has been marketing in the United States an oral calcimimetic agent for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis. The majority of patients studied on this calcimimetic agent were also taking Vitamin D hormone to treat secondary hyperparathyroidism. Roche Pharmaceuticals, a division of F. Hoffman-LaRoche Ltd. (Roche), markets oral calcitriol (brand name Rocaltrol®) and Teva Pharmaceuticals Industries Ltd., or Teva, markets generic oral calcitriol in the United States to manage secondary hyperparathyroidism in CKD patients. These two products are approved in the United States for the treatment of elevated parathyroid hormone in both end-stage renal disease and pre-dialysis CKD.

Therapeutics

        Cerezyme.    Zavesca® is currently the only other marketed product aimed at treating Gaucher disease. Zavesca is a small molecule oral therapy developed by CellTech Group plc, which was acquired by UCB S.A. in 2004, and marketed by Teva in Israel and Actelion Ltd. in the United States and the European Union. Zavesca has been approved for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme. We are aware of other on-going development efforts directed towards the treatment of the disease. Shire Pharmaceuticals Group plc is conducting a phase 3 clinical trial for its gene-activated human glucocerebrosidase (GA-GCB) product. In addition, Protalix Biotherapeutics Ltd. has initiated a phase 3 trial with their plant-derived human glucocerebrosidase (prGCB) therapy (expressed and purified in a bioreactor system from transformed carrot cells). Lastly, Amicus Therapeutics, Inc. is conducting two phase 2 trials using Plicera, an experimental oral pharmacological chaperone for the treatment of Gaucher disease. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. Orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the U.S. for seven years, expired in 2001. However, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013.

        Fabrazyme.    Fabrazyme has marketing exclusivity in the United States until 2010 due to its orphan drug status. Replagal®, Shire's enzyme replacement therapy for Fabry disease, competes with Fabrazyme in the European Union, Australia, Canada, Japan, Iceland, Israel, New Zealand, Norway, Romania, Switzerland, Brazil and Taiwan. Amicus Therapeutics is conducting phase 2 studies of Amigal, its experimental small molecule pharmacological chaperone treatment for Fabry disease.

        Thyrogen.    Thyrogen has no competitive product in the market. The medical alternative to Thyrogen is to withdraw the patient from thyroid hormone replacement therapy, which makes the patient hypothyroid and may cause many of the co-morbidities associated with hypothyroidism.

        Myozyme.    Myozyme has marketing exclusivity in the United States until 2013 and in the European Union until 2016 due to its orphan drug status. Amicus Therapeutics has completed two phase 1 clinical studies for a small molecule treatment for Pompe disease and has announced their plans to initiate a phase 2 clinical trial in early 2008.

        Aldurazyme.    Aldurazyme has marketing exclusivity in the United States until 2010 and in the European Union until 2013 due to its orphan drug status.

Transplant

        Thymoglobulin.    Several companies market products used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis AG's Simulect®, Pfizer Inc.'s ATGAM®, Ortho Biotech's Orthoclone OKT®3, Fresenius Biotech GmbH's ATG-Fresenius S® and the Roche Group's Zenapax®. Competition in the transplant graft rejection market is largely driven by product efficacy due to the potential for decreased long term survival of transplanted organs as the result of an acute organ rejection episode.

Biosurgery

        Synvisc.    Current competition for Synvisc and Synvisc-One includes Supartz®, a product manufactured by Seikagaku Kogyo that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika

Therapeutics, Inc., marketed in the U.S. by Johnson & Johnson and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals in the United States and Europe; and Durolane®, manufactured by Q-Med AB and marketed outside the United States by Smith & Nephew Orthopedics. Durolane and Euflexxa, the most recently approved products in Europe and the United States, respectively, are produced by bacterial fermentation, as opposed to Synvisc, which is avian-sourced. In addition, the treatment protocol for Durolane is single-injection. We have received approval to market Synvisc-One in the European Union and are pursuing its approval in the United States. Production via bacterial fermentation may represent a competitive advantage for these products. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc. We are also unaware of any products that achieve our duration of efficacy with only three injections.

        Sepra Products.    The Sepra products face competition from other adhesion prevention technologies. Another competitive factor affecting the adoption of Sepra products is the extent to which surgeons continue to treat patient conditions using procedures for which the Sepra products are indicated. For example, Seprafilm adhesion barrier is not indicated for use in laparoscopic procedures, so adoption by surgeons of new laparoscopic procedures could have the effect of limiting Seprafilm adhesion barrier adoption.

        Seprafilm does not have significant on label direct competition in the area of abdominal surgery in the United States, but does compete with other products in other indications. Baxter Healthcare currently markets Adept® Adhesion Reduction Solution, which is a liquid solution approved in the United States for gynecologic laparoscopic adhesiolysis. The labeled indications for Seprafilm and Adept are mutually exclusive, though off-label use of each may result in limited competition. Gynecare Worldwide, a division of Ethicon, Inc., a Johnson & Johnson company, markets Interceed®, a sheet adhesion barrier similar in intended use to Seprafilm, but is indicated only for open gynecological procedures. In Japan, Seprafilm competes with Interceed. Outside the United States and Japan, Seprafilm competes with several adhesion prevention products. Baxter Healthcare's Adept solution is approved in the European Union for abdominal and gynecological surgeries. FzioMed, Inc. has received CE Mark approval in the European Union for Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery, and has announced a global distribution agreement with Ethicon for distribution of Oxiplex/AP Gel. Covidieu's Spraygel™, an adhesion barrier used in abdominopelvic procedures, is approved for sale in Europe. MAST Biosurgery AG's bioresorbable film product, SurgiWrap™, is also CE marked with an indication for abdominal and pelvic adhesion prevention, but holds an FDA clearance as a surgical mesh in the U.S. Life Medical Sciences, Inc. is developing several adhesion prevention products, including REPEL™ for gynecologic surgery and REPEL-CV™ to reduce adhesions following pediatric cardiac procedures. In addition, FzioMed's Oxiplex®/SP Gel, an adhesion barrier for spine surgery, is approved for sale in the European Union and in other countries outside the United States.

Genetics

        The U.S. market for genetic and complex testing is highly competitive and is divided among many laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America Holdings (LabCorp). In addition, many hospitals provide some or all of these services through their in-house laboratories. Competitive factors in the genetic and complex testing and diagnostic services business generally include reputation of the laboratory, range of services offered, pricing, managed care contracts, convenience of sample collection and pick-up, quality of analysis and reporting, timeliness of delivery of completed reports and levels of automation and information technology solutions.

Oncology

        Campath.    Campath has become a well-established therapy for the treatment of relapsed or refractory chronic lymphocytic leukemia (CLL) patients since its initial FDA approval in May 2001 as the only monoclonal antibody therapy indicated for the treatment of CLL. Other therapies administered to patients with relapsed or refractory CLL include combination chemotherapy regimens and rituxamab, which is marketed by Biogen Idec, Inc. and Genentech, Inc. in the United States and Roche outside of the United States as Rituxan and MabThera, respectively. The use of Campath as an initial therapy for CLL has increased following the FDA approval expanding Campath's indication to include all lines of CLL therapy. Other therapies under clinical study for the treatment of CLL include bendamustine, oblimersen, ofatumumab, lumiliximab and lenalidomide.

        Clolar.    Since FDA approval in December 2004, Clolar has penetrated significantly into its labeled indication for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory ALL after at least two prior regimens. Other therapies available for patients in second relapse include cytarabine and mitoxantrone. These agents are available as generics with no significant commercial promotion. Arranon (nelarabine), marketed by GlaxoSmithKline, is indicated for the treatment of patients with T-cell ALL whose disease has not responded to or has relapsed following treatment with at least two chemotherapy regimens. T-cell ALL is estimated to represent less than 20% of pediatric ALL patients. There are a limited number of anti-cancer agents in clinical trials for the treatment of relapsed pediatric ALL patients, including epratuzamab, which is being developed by Immunomedics, Inc.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected countries outside the United States for subject matter we consider patentable and important to our business. Patents owned by us that we consider material include the following:

Renal

        Renagel is protected by U.S. Patent Nos. 5,667,775 which expires on September 16, 2014; 5,496,545, 6,509,013 and 7,014,846 which expire on August 11, 2013; 6,733,780, which expires on October 18, 2020; and corresponding international counterparts. Renvela is protected by U.S. Patent Nos. 5,667,775 which expires on September 16, 2014; 5,496,545, 6,509,013 and 7,014,846 which expire on August 11, 2013; 6,858,203 which expires on September 20, 2013 and corresponding international counterparts. Hectorol is protected by U.S. Patent Nos. 6,903,083 which expires on July 18, 2021; 5,602,116 which expires on February 11, 2014; 5,707,980 and 5,869,473 which expire on August 2, 2008; 5,869,472 which expires on February 9, 2016, and corresponding international counterparts.

Therapeutics

        Cerezyme is protected by U.S. Patent Nos. 5,236,838 which expires on August 17, 2010; 5,549,892 which expires on August 27, 2013; 6,451,600 which expires on September 17, 2019; and corresponding international counterparts. Myozyme is protected by U.S. Patent No. 6,118,045 which expires on July 31, 2016; and corresponding international counterparts. Thyrogen is protected by U.S. Patent Nos. 5,240,832 and 5,674,711 which expire on August 31, 2010; 5,602,006 which expires on February 11, 2014; 5,658,760, which expires on August 19, 2014; and corresponding international counterparts.

Biosurgery

        Synvisc is protected by U.S. Patent Nos. 5,143,724 which expires on August 8, 2011; 5,399,351 which expires on March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent Nos. 5,017,229 which expires on May 21, 2008; 5,527,893 which expires on June 18, 2013; and corresponding international counterparts.

Genetics

        Genetic testing services, e.g. for Cystic Fibrosis, are protected by U.S. Patent Nos. 5,589,330, 5,834,181 and 5,849,483 which expire on July 28, 2014; 5,882,856 and 6,207,372 which expire on March 16, 2016; and corresponding international counterparts.

        In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

  •
  Fabrazyme;

  •
  Thyrogen;

  •
  Aldurazyme;

  •
  Myozyme;

  •
  Campath;

  •
  Clolar; and

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

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Item 1A., "Risk Factors," of this report. We encourage you to read that discussion, which we are incorporating into this section by reference.

        Our products and services are sold around the world under brand-name trademarks and service-marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it's registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Hectorol®, Thymoglobulin®, Campath®, MabCampath®, Clolar®, Evoltra®, Synvisc®, Carticel®, MACI®, GlucaMesh®, GlucaTex®, Sepra®, Seprafilm®, Sepragel®, Seprapack®, Sepramesh®, Sepraspray®, Hylaform®, Hylashield®, Lipobridge® Captique®, Epicel®, OSOM®, N-geneous®, Direct LDL®, GlyPro®, InSight®, AFP3®, and AFP4®, together with our trademarks, Lymphoglobuline™, Mozobil™, Cholestagel™, Hylashield Nite™, SAGE™, LongSAGE™

and SPHERE™, and BioMarin/Genzyme LLC's registered trademark, Aldurazyme®, in the aggregate, to be of material importance to our business.

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products and services.

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

  •
  the submission of a New Drug Application (NDA) for a drug or a Biologics License Application (BLA) for a biologic; and

  •
  the approval by the FDA of the NDA or BLA.

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

        The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, we could very likely be required to conduct further studies to provide additional data on safety or efficacy or, should we desire, to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could limit uses, require a Risk Evaluation & Mitigation Strategy or in the most serious cases, result in a market withdrawal of the product or expose us to product liability claims. We are also subject to monetary penalties if we do not meet the timelines agreed to with the FDA for these post-approval requirements.

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

        European Union regulations for products classified as medical devices have been implemented. Devices, such as our Sepra products, must receive marketing approval through a centralized procedure in which the device receives a CE Mark allowing distribution to all member states of the European Union. The CE Mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received, a product dossier is reviewed that attests to the product's compliance with European Union directive 93/42 EEC for medical devices. Only after this point is a CE Mark granted.

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

        Regulation of Diagnostic Testing Services.    The Clinical Laboratories Improvement Act of 1967, as amended in 1988 (CLIA) provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services (HHS). All of our clinical laboratories are licensed by CLIA, approved by the College of American Pathologists and licensed by the appropriate state agencies. CLIA regulates all clinical laboratories by requiring they be licensed with the Centers for Medicare and Medicaid Services (CMS) and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, validation, record maintenance and/or proficiency testing.

        The FDA has regulatory authority over laboratory-developed tests, but has exercised enforcement discretion. In 2000, the HHS's Secretary's Advisory Committee on Genetic Testing identified gaps in the current oversight systems that play a role in genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee(SACGHS). In November 2007, SACGHS issued a draft report for public comment "U.S. System of Oversight of Genetic Testing: A Response to the Charge of the Secretary of HHS".

        In September 2007, the FDA issued a final guidance regarding the manufacturing of Analyte Specific Reagents (ASR) for use in laboratory developed tests. The guidance clearly defined requirements for quality systems, labeling, registering and marketing of ASRs. Increased FDA enforcement regarding the manufacturing and sale of ASR reagents and increased enforcement regarding the sale of Research Use Only (RUO) and Investigational Use Only (IUO) reagents and instruments for clinical diagnostic purposes could potentially lead to significant increased costs for manufacturing, and possible supply interruptions as suppliers attempt to comply with these newly defined requirements. Collectively, these activities may impact the ability for a clinical laboratory to introduce new tests or new technologies.

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

        Clinical Trial Registries and Results Databases.    Consistent with its long-standing commitment to transparency of relevant information about its products, Genzyme has exceeded previous legal requirements to register clinical trials. Since 2005, the company has posted information about ongoing and completed clinical trials on its own Web site and other widely accessible sites, including the NIH-sponsored http://www.clinicaltrials.gov.

        In 2007, changes in both federal and state laws expanded the scope of trials requiring registration, increased the amount of information required to be included with the registration, and established new requirements for disclosing the results of completed trials. Although Genzyme has voluntarily provided a substantial portion of the newly required information, the recently enacted legislation (Food and Drug Administration Amendment Act of 2007, or the FDAAA of 2007) has triggered a revision of internal procedures to ensure compliance.

        Specifically, the federal legislation requires disclosure of ongoing applicable clinical trials (including, for the first time, specified device trials as well as drug trials) in http://www.clinicaltrials.gov within 21 days of first patient enrolled and of all pediatric post market device surveillance studies. In addition, beginning September 2008, the existing clinical trials registry will be expanded to include a clinical trials results database. Full expansion is to be completed by September 2010. Results of completed applicable clinical trials must be disclosed in the results database within 1 year of trial completion, unless an extension is granted for pending regulatory action. The company will reassess its policies to ensure that all applicable trials are registered and results disclosed. Failure to meet the requirements can result in penalties including civil monetary penalties.

        Pediatric Regulation.    The FDAAA of 2007 reauthorized the Best Pharmaceuticals for Children Act (BPCA) and the Pediatric Research Equity Act (PREA). BPCA continues to offer manufacturers a 6-month market exclusivity incentive to conduct pediatric clinical studies at the request of the FDA. PREA requires manufacturers to file pediatric assessments, which may include actual pediatric data, a deferral of the pediatric obligation, or a waiver of the pediatric requirement, at the time of filing for all new drug and biologic submissions, as well as for certain supplemental applications. Pursuant to PREA, the FDA has the authority to require sponsors to conduct pediatric research as a contingency of the approval of an application or supplement or as a post-approval commitment. Under both BPCA and

PREA, the FDA has the authority to mandate a pediatric label change subsequent to the filing of pediatric clinical data as well as publicly disseminate FDA reviews of pediatric clinical study data. The FDA's increased oversight and authority regarding pediatric studies and subsequent labeling changes may result in regulatory delays and additional development costs for Genzyme.

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

Sales and Marketing

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

        Legislation and regulations have been enacted by, or are pending in, various states to regulate sales and marketing practices of pharmaceutical, biotechnology and medical device manufacturers. These initiatives generally involve limitations or prohibitions on, and reporting to state agencies of, financial interactions between manufacturers and health care practitioners. Similar initiatives have recently been introduced in Congress. We have dedicated resources that monitor these developments and work to comply appropriately with them.

        In addition, federal and state laws have been enacted that require public disclosure on an internet-accessible registry of information describing human clinical trials of drugs, devices and biologics and a summary of the results of those company-sponsored studies. We previously disclosed voluntarily information about our ongoing clinical studies and have committed resources to comply with new clinical trial registry requirements.

        Laws and regulations have been promulgated at federal and state levels in the United States and in foreign countries intended to combat counterfeit drug products or, in some foreign jurisdictions, to facilitate foreign country-specific pharmaceutical reimbursement programs. We comply with those federal, state and foreign "pedigree" or similar laws or rules to the extent currently in effect. We have allocated resources to develop interoperable electronic systems to comply with forthcoming product serialization and track and trace requirements.

Product Pricing

        We participate in the Medicaid rebate program. Under the Medicaid rebate program, we pay a quarterly rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (AMP) of that product, or if it is greater, the difference between AMP and the best price available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The inflation adjustment can cause the rebate amount to be significantly higher than the minimum 15.1% rebate mentioned above, particularly following our periodic price increases. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products. In addition, we are required to report AMP on a monthly basis. Computations are based on complex rules issued by the Medicaid program informally in the past and formalized in 2007 by regulations that went into effect October 2007. We have policies and procedures in place that we update as Medicaid guidance changes and we have updated our policies and procedures to be consistent with the new regulations. We follow those policies and procedures when calculating our AMPs and BPs. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous months and quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties for each claim containing false information. In addition, the minimum discount of 15.1% could be increased by Congress in the future, thereby increasing our discounts to the Medicaid program and to other entities that receive discounts comparable to the Medicaid rebate.

        Participation in the Medicaid rebate program has included extending comparable discounts under the Public Health Service (PHS) pharmaceutical pricing program. The PHS pricing program extends discounts to community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor patients. Failure to extend mandated discounted pricing to eligible providers exposes us to retroactive pricing corrections and penalties.

        Medicare Part B covers drugs that are administered by physicians, including our injected and infused drugs. Medicare reimburses physicians and others who purchase our Part B covered drugs an amount equal to the drug's average sales price plus 6% (ASP+6%). Medicare has issued regulations and other guidance on how manufacturers are to calculate ASP. We have policies and procedures in place that are consistent with the Medicare rules and we calculate ASPs every quarter in accordance with those policies and procedures. Medicare uses our calculated ASPs to set reimbursement. If we were to miscalculate ASP, then Medicare reimbursement also would be incorrect and we would be exposed to potential penalties such as those described in the Medicaid rebate program description above.

        Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Part D, provides coverage for self-administered drugs such as pills, tablets and creams, that do not need to be injected or infused by a physician, including Renagel and oral Hectorol. However, Medicare Part D is administered by private vendors under contract with the U.S. government and each vendor establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the vendor may modify from time-to-time. Renagel and Hectorol currently are well-positioned on the majority of formularies of nation-wide prescription drug plans participating in the Medicare Part D program as well as many of the large regional plans. The U.S. Congress could also significantly change the Medicare Part D program in the future, including requiring the federal government to negotiate discounts for our drugs or matching mandatory discounts to those required in other federal programs.

        Genzyme also is required to offer discounted pricing to federal agencies via the Federal Supply Schedule (FSS). FSS pricing is negotiated periodically with the Department of Veterans Affairs (VA). Although FSS pricing is negotiated, it is intended to not exceed the price that we charge our most-favored non-federal customer for the drug. The minimum discount is statutorily set at approximately 24%. However, an inflation penalty applies and can cause the discount to increase significantly, particularly following our periodic price increases. The VA has issued complex regulations and other guidance on how manufacturers are to calculate annual increases in the FSS prices. We have policies and procedures in place that are consistent with these complex VA rules and we calculate FSS prices every quarter in accordance with those policies and procedures. If we were to miscalculate FSS prices, then federal agencies would pay incorrect amounts for our drugs and we would be exposed to potential penalties, including ineligibility of our drugs for reimbursement by any federal agency, state Medicaid programs and the PHS, and possibly false claims liability.

        In December 2007, Congress passed legislation extending FSS pricing to the TriCare retail program, which provides reimbursement for military personnel and their dependents when they purchase drugs from retail pharmacies instead of at military pharmacies. Previously, The Department of Defense was eligible for FSS pricing only on drugs dispensed by their military pharmacies and not on drugs dispensed by retail pharmacies.

        Outside the United States our products are paid for by a variety of payers. In many countries governments are primarily responsible for reimbursing for our products. Governments often have significant discretion in determining whether a product will be reimbursed at all, and if it is, how much will be paid.

Employees

        As of December 31, 2007, we, together with all of our consolidated subsidiaries, had approximately 10,000 employees worldwide.

Financial Information Regarding Segment Reporting

        We have provided the information required by Item 101(b) of Regulation S-K in Note Q., "Segment Information," to our Consolidated Financial Statements in the 2007 Genzyme Corporation Annual Report set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Financial Statements and Supplementary Data," and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income and in Note I., "Investments in Marketable Securities and Strategic Equity Investments" to our Consolidated Financial Statements in the 2007 Genzyme Corporation Annual Report set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2007 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information," to our Consolidated Financial Statements in the 2007 Genzyme Corporation Annual Report set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

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

ITEM 1A.    RISK FACTORS

        We incorporate our disclosure related to risk factors into this section by reference from the 2007 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors," which is included in Exhibit 13 to this Annual Report on Form 10-K.

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

  •
  Haverhill and Maidstone, England;

  •
  Allston (land subject to 65 year leasehold), Framingham and Waltham, Massachusetts; Ridgefield, New Jersey; and Santa Fe, New Mexico in the United States; and

  •
  Waterford, Ireland (land subject to 999 year leasehold).

        Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme, Myozyme and Thyrogen; renal products,

including Renagel and Renvela; and immunosuppressive agents, including Thymoglobulin, biomaterials, including Synvisc and the Sepra family of anti-adhesion products, bulk hyaluronic acid, human-cell processing services, including Carticel, MACI, and Epicel and genetic testing services. The facilities also are used for the receipt of contract manufactured products and materials for Hectorol, Renagel, Campath, Clolar, Cholestagel and Mozobil. We are also producing late-stage clinical materials, using gene therapy, at our gene therapy operations facility in San Diego, California. We believe that we have, or are in the process of developing or acquiring, adequate manufacturing capacity to support our requirements for the next several years.

        Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts and San Antonio, Texas in the United States; Naarden, The Netherlands, Tokyo, Japan and Rio de Janeiro, Brazil. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our product research and development activities primarily at our laboratory facilities in Framingham and Waltham, Massachusetts; San Antonio, Texas; and San Diego, California in the United States and at our Cambridge, United Kingdom facility. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses.

Renal

        We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. We also operate a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. All of our Renagel manufacturing facilities are operational, and have received all European and U.S. approvals material to such operations. A second tablet formulation facility is under construction in Waterford to provide additional capacity and security of supply, which is expected to come on line in 2008. We are currently converting one of the bulk Renagel plants in Haverhill, England to enable it to also produce Renvela which is anticipated to be on line in early 2008. Renvela tableting operations will be conducted in our Waterford, Ireland facility.

        We contract out the manufacturing and fill-finish work for the capsule formulation of Hectorol. We are in the process of evaluating options to obtain regulatory approval and secure the supply of Hectorol filled in vials instead of ampules. In addition, we are in the process of constructing our own manufacturing capacity for filling Hectorol in vials in Ridgefield, New Jersey, which we expect will come on line in 2008.

Therapeutics

        We manufacture Cerezyme, Fabrazyme and Myozyme at our multi-product manufacturing facility in Allston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 65-year lease, which expires in May 2057. We manufacture Thyrogen, Fabrazyme and Myozyme in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at our Allston facility. In addition, we fill Aldurazyme at our Allston facility. We are in the process of expanding this facility to house power generation, laboratory and administrative space to support the utilization of the facility. We are also in discussions with the FDA regarding approval of a larger-scale (2000 liter) manufacturing process for Myozyme at our Allston facility. In 2005, we commenced the design and build-out of perfusion capacity at our Geel, Belgium facility to provide back-up and expansion to our Allston bulk capacity and purification systems. In 2008, we are planning to produce the process validation lots for Myozyme at the 4000 liter scale in Geel, with approval anticipated in 2009.

        At our Waterford, Ireland facility, we have installed new fill-finish capabilities for therapeutic proteins. We completed the qualification batches for the first product to be manufactured at the facility and received approval for manufacture of the first product, Thymoglobulin, from the FDA in 2006, followed by approvals for Cerezyme and Myozyme in 2007.

Transplant

        We manufacture Thymoglobulin at a leased facility in Lyon, France, and maintain administrative offices nearby. All of our fill-finish of Thymoglobulin is now done at our Waterford facility. We completed the acquisition of land in Lyon in 2007. We are in the process of permitting and design, prior to commencing the construction of a new Thymoglobulin manufacturing facility with increased capacity in 2008. We have experienced production issues at our current Lyon facility and have been working with the FDA to resolve those issues. Our construction of a new production facility for Thymoglobulin in Lyon is expected to support the long-term growth of this product.

Biosurgery

        We produce Synvisc and other hyaluronan-based products in a manufacturing facility located in Ridgefield, New Jersey. We produce bulk hyaluronic acid and the Sepra family of products at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Genetics

        Our genetic and oncology testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts; New York, New York; Tampa, Florida; Phoenix, Arizona, Philadelphia, Pennsylvania, Vienna, Virginia; and Los Angeles, Orange, and Monrovia, California.

Oncology

        We contract out the manufacturing and fill-finish work for Campath and Clolar. We are working towards establishing manufacturing capabilities for Campath to our facilities in Geel, Belgium and Waterford, Ireland.

ITEM 3.    LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. In 2003, four lawsuits were filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits was a purported class action on behalf of holders of Biosurgery Stock. Three cases were filed in Massachusetts state court, and one case was filed in the United States District Court for the Southern District of New York, which we refer to as the U.S. District Court. On June 4, 2007, the Massachusetts Supreme Judicial Court reversed an order of the Massachusetts Appeals Court and affirmed dismissal of the first of the state court actions. The remaining two state court actions remained stayed while the action filed in the U.S. District Court progressed. In that action, the U.S. District Court had denied our motion to dismiss the successive amended complaints and granted plaintiffs' motion to certify a class. On August 6, 2007, we reached an agreement in principle with counsel for the plaintiff class to settle and dismiss that case for $64.0 million. The U.S. District Court entered an order approving the settlement on December 30, 2007. Because the members of the class in the New York action released all claims, the settlement and its approval, as a practical matter, resolved the two remaining actions in Massachusetts state court. Those two cases have been dismissed. As a result, we recorded a liability for the settlement payment of

$64.0 million as a charge to selling, general and administrative charges, or SG&A, in our consolidated statement of operations in June 2007, which we subsequently paid in August 2007. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with these cases; the insurer has purported to deny coverage. We intend to vigorously pursue our rights with respect to insurance coverage.

        We periodically become subject to legal proceedings and claims arising in connection with our business. We believe we have meritorious arguments in our current litigation matters and our view as of this report is that any outcome, either individually or in the aggregate, is not expected to be material to our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        Set forth below is a list of individuals that are currently serving as our executive officers, or who served in such capacity during the fiscal year ended December 31, 2007:

Name	Age	Title
Henri A. Termeer	62	Chairman of the Board of Directors; President and Chief Executive Officer
Earl M. Collier, Jr.	60	Executive Vice President, Cardiovascular, Oncology and Genetics
Zoltan A. Csimma	66	Chief Human Resources Officer; Senior Vice President
Georges Gemayel, Ph.D.	47	Executive Vice President, Therapeutics
Richard A. Moscicki, M.D.	56	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	62	Chief Scientific Officer; Senior Vice President, Research
Sandford D. Smith	60	Executive Vice President; President, International Group
Peter Wirth	57	Chief Legal Officer; Executive Vice President, Legal and Corporate Development; Secretary
Michael S. Wyzga	52	Chief Financial and Accounting Officer; Executive Vice President, Finance

        Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board of Directors since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter International Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc. and Deputy Chairman of the Federal Reserve Bank of Boston.

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

        Dr. Gemayel serves as Executive Vice President with responsibility for our Renal, Therapeutics (excluding our LSD business unit), Transplant and Biosurgery business units. He joined us in August 2003 and served until February 2007 as Executive Vice President with responsibility for our Renal, Therapeutics (including our LSD business unit) and Transplant business units. For sixteen years prior to joining Genzyme, Dr. Gemayel worked for Hoffmann-LaRoche, a leading healthcare company, where he served most recently from July 2000 until August 2003 as Vice President of the United States Specialty Care unit, and from January 1998 until July 2000 as General Manager of Hoffmann-LaRoche Portugal.

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

        Dr. Alan Smith joined us in August 1989 as Senior Vice President, Research, and became Chief Scientific Officer in September 1996. Prior to joining Genzyme, he served as Vice President—Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England.

        Mr. Sandford Smith has held the title of Executive Vice President since June 2006, Senior Vice President since January 2003 and President of our International Group since January 2000, with responsibility for the commercial activities for our LSD, renal, transplant and biosurgery products outside of the United States, including in the Europe, Middle East, Asia-Pacific and Latin America regions, as well as Canada. He joined us in April 1996 and served as Vice President and General Manager of our International Group and President of our Therapeutics business. Prior to joining Genzyme, Mr. Smith served as President and Chief Executive Officer of Repligen Corporation. Before joining Repligen Corporation, Mr. Smith also served as Vice President of Business Development and Strategic Planning for Bristol-Myers Squibb Company.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, which we refer to as Genzyme Stock, is traded on The Nasdaq Global Select Market ("NASDAQ®") system under the symbol "GENZ".

        As of February 27, 2008, there were 3,290 stockholders of record of Genzyme Stock.

        The following table sets forth, for the periods indicated, the high and low sale price of Genzyme Stock as reported by NASDAQ.

	High	Low
2007:
First Quarter	$68.77	$59.07
Second Quarter	67.89	59.79
Third Quarter	66.00	58.71
Fourth Quarter	76.90	62.30
2006:
First Quarter	$75.34	$65.49
Second Quarter	68.47	54.64
Third Quarter	70.31	57.74
Fourth Quarter	70.50	59.71

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

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

        In 2007, we repurchased a total of 3,500,000 shares of our common stock under the repurchase plan for a total of $231.6 million of cash, including fees. The following table provides information about certain repurchases of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007-October 31, 2007	169	(1)	$70.21		—		$1,318,846,790
November 1, 2007-November 30, 2007	267,300		$72.35		267,300		$1,299,508,743
December 1, 2007-December 31, 2007	423,962		$73.15		423,962		$1,268,494,422

Total	691,431		$72.84	(3)	691,262	(2)

(1)
Represents shares from stock option exercises where employees use shares of Genzyme Stock to pay the exercise price of stock options, commonly referred to as a stock swap transaction. Shares repurchased in stock swap transactions are subsequently retired.

(2)
During the fourth quarter of fiscal 2007, we repurchased 691,262 shares of our common stock under the stock repurchase program for $50.4 million of net cash.

(3)
Represents the weighted average price paid per share for stock repurchases made during the fourth quarter of fiscal 2007.

Stock Performance Graph

        The graph below compares the five-year cumulative total shareholder returns for our common stock to that of the S&P 500 Composite Index and the NASDAQ® Pharmaceutical Index. The cumulative returns are based on a $100 investment on January 1, 2003, with all dividends being reinvested. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock. Prior to December 31, 2003, the Genzyme Stock prices used in this table reflect Genzyme General Stock before the elimination of our tracking stock structure. Information used in the graph was obtained from Standard and Poor's and the Nasdaq Global Select Stock Market®, sources we believe to be reliable, but we are not responsible for errors or omissions in such information.

Comparison of 5 Year Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from the 2007 Genzyme Corporation Annual Report under the heading "Genzyme Corporation and Subsidiaries—Consolidated Selected Financial Data," which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from the 2007 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations," which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our disclosure related to market risk into this section by reference from the 2007 Genzyme Corporation Annual Report under the headings "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Equity Price Risk," "—Interest Rate Risk," and "—Foreign Exchange Risk" which is included in Exhibit 13 to this Annual Report on Form 10-K.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that: (1) our disclosure controls and procedures were effective as of December 31, 2007; and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The full disclosure of our management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007 is set forth in the 2007 Genzyme Corporation Annual Report under the heading "Management's Report on Internal Controls Over Financial Reporting," which is included in Exhibit 13 to this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

        The effectiveness of our internal controls over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The attestation report of PricewaterhouseCoopers LLP is set forth in the 2007 Genzyme Corporation Annual Report under the heading "Report of Independent Registered Public Accounting Firm," which is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a Corporate Code of Conduct, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer and accounting officer, and controller. A copy is available to you, free of charge, upon written request to the legal department at our corporate offices located at Genzyme Center, 500 Kendall Street, Cambridge, Massachusetts 02142. We intend to make all required disclosures concerning amendments to, or waivers from, this code on the governance page of our website, http://www.genzyme.com. Information contained on our website is not part of this document or the documents incorporated by reference into this document.

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2008 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation," "Compensation Discussion and Analysis" and related tables and narratives in the proxy statement for our 2008 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the proxy statement for our 2008 annual meeting of shareholders.

        We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled "Equity Plans" in the proxy statement for our 2008 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our 2008 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate information regarding our audit committee's pre-approval policies and procedures and the fees paid to our auditors from the section entitled "Independent Auditors" in the proxy statement for our 2008 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from the 2007 Genzyme Corporation Annual Report:

*
References are to page numbers in the 2007 Genzyme Corporation Annual Report, which is included in Exhibit 13 to this Annual Report on Form 10-K.

(a)(2). FINANCIAL STATEMENT SCHEDULES

        The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of Exhibit 13 to this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Report of Independent Registered Public Accounting Firm	F-65
Schedule II—Valuation and Qualifying Accounts	F-132

*
References are to page numbers in the 2007 Genzyme Corporation Annual Report, which is included in Exhibit 13 to this Annual Report on Form 10-K.

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

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
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
*10.1.5	Lease Agreement dated November 30, 2005, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.5 to Genzyme's Form 10-K for 2006.
*10.2
Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.2.1
First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.2.2
Second Amendment to Lease, dated December 22, 1997, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
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
*10.4	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.4 to Genzyme's Form 10-K for 2005.
*10.4.1	First Amendment to Lease, dated August 1, 2003, to the Lease dated August 28, 2000, by and between Genzyme and Kendall Square LLC. Filed as Exhibit 10.5.1 to Genzyme's Form 10-K for 2004.
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
*10.11	1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.12 to Genzyme's Form 10-K for 2006.
*10.12	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*10.12.1	Form of Nonstatutory Stock Option for grants under Genzyme's 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.12.2	2007 Director Equity Plan. Filed as Exhibit 10.2 to Genzyme's 8-K filed May 30, 2007.
*10.12.3	Form of Nonstatutory Stock Option for grants under Genzyme's 2007 Director Equity Plan. Filed as Exhibit 10.3 to Genzyme's 8-K filed May 30, 2007.
*10.12.4	Form of Restricted Stock Unit for grants under Genzyme's 2007 Director Equity Plan. Filed as Exhibit 10.4 to Genzyme's 8-K filed May 30, 2007.
*10.13	2001 Equity Incentive Plan, as amended. Filed as Exhibit 10.14 to Genzyme's 10-K for 2006.
*10.13.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.14.1 to Genzyme's 10-K for 2006.

*10.13.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.14.2 to Genzyme's 10-K for 2006.
*10.14	2004 Equity Incentive Plan, as amended. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2007.
*10.14.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.15.1 to Genzyme's Form 10-K for 2006.
*10.14.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.15.2 to Genzyme's Form 10-K for 2006.
*10.14.3	Form of Restricted Stock Unit for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme's 8-K filed May 30, 2007.
*10.15	1999 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2007.
*10.16	1996 Directors' Deferred Compensation Plan, as amended. Filed as Exhibit 10.20 to Genzyme's Form 10-K for 2004.
*10.17	Executive Employment Agreement, dated January 1, 1990, between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.18	Executive Employment Agreement, dated January 1, 1996, between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.19	Form of Indemnification Agreement between Genzyme and its executive officers. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2004.
*10.20	Form of Severance Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2007.
*10.21
Information regarding certain executive compensation matters, including 2008 salaries and incentive bonus targets for Genzyme's named executive officers. Filed with Genzyme's
Form 8-K filed on December 7, 2007.
10.21.1	Information regarding certain executive compensation matters, including actual 2007 salaries and incentive bonuses for Genzyme's named executive officers. Filed herewith.
*10.22	Amended and Restated Collaboration Agreement, effective as of January 1, 2008, among Genzyme, BioMarin and BioMarin/Genzyme LLC. Filed as Exhibit 10.31 to BioMarin's 10-K for 2007.**
*10.22.1	Manufacturing, Marketing and Sales Agreement among Genzyme, BioMarin and BioMarin/Genzyme LLC, effective as of January 1, 2008. Filed as Exhibit 10.30 to BioMarin's 10-K for 2007.**
*10.23	Supply Agreement, dated January 24, 2006, by and between Cambrex Charles City, Inc. and Genzyme. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2006.**
*10.24	Contract Manufacturing Agreement dated September 14, 2001, as amended, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 2002.**

*10.24.1
Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme's Form 10-K for 2003.**
*10.24.2
Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme's Form 10-K for 2003.**
*10.24.3
Fourth Amendment, dated July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme's Form 10-K for 2004.**
*10.24.4
Amended and Restated Contract Manufacturing Agreement signed as of December 15, 2006, between Genzyme (as successor to GelTex) and The Dow Chemical Company. Filed with Genzyme's Form 8-K filed on December 15, 2006.**
*10.25
Credit Agreement, dated July 14, 2006, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. Filed with Genzyme's Form 8-K filed on July 19, 2006.
*10.26	North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme and Wyeth. Filed as Exhibit 10.31 to Genzyme's Form 10-K for 2004.**
*10.27	Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.**
*10.27.1
Amendment No. 2 effective as of January 1, 2007 to Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2007.**
*10.27.2
Amended and Restated Contract Purchase and Supply Agreement between Invitrogen Corporation and Genzyme Corporation effective December 31, 2007. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2007.**
13	Portions of the 2007 Genzyme Corporation Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Furnished herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99	Financial statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. Filed herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested or granted for the deleted portions of Exhibits 10.22 through 10.24.4 and 10.26 through 10.27.2.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.11 through 10.21.1 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: February 29, 2008	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	February 29, 2008
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	February 29, 2008
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	February 29, 2008
/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	February 29, 2008
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	February 29, 2008
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 29, 2008
/s/ VICTOR J. DZAU Victor J. Dzau	Director	February 29, 2008
/s/ CONNIE MACK III Connie Mack III	Director	February 29, 2008
/s/ RICHARD F. SYRON Richard F. Syron	Director	February 29, 2008