Form 10-Q
period 2008-03-31
GENZYME CORP
filed 2008-05-09
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

        Number of shares of Genzyme Stock outstanding as of April 30, 2008: 267,313,161

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

  •
  our plans to seek marketing approvals for our products in additional jurisdictions, including Renvela, Myozyme, Aldurazyme, and Synvisc-One;

  •
  our plans and our anticipated timing for pursuing additional indications and uses for our products and services, including Renvela, Synvisc-One, Campath and Clolar and for regulatory action on our U.S. submission for Synvisc-One;

  •
  our expectations for Renvela, including our ability to use it to expand the market for our phosphate binder to patients with chronic kidney disease, or CKD, not yet on dialysis;

  •
  our expectations for Thymoglobulin, including our estimates of product to be recalled in 2008, our ability to maintain adequate supply levels and our ability to accelerate sales of the product as supply levels increase;

  •
  our expectations regarding United States Food and Drug Administration, commonly referred to as the FDA, approval of a separate biologics license application, or BLA, for Myozyme manufactured at the 2000 liter, or 2000L, scale and the timing of FDA action; our expectations for Myozyme revenue and costs in 2008; our expectations regarding Myozyme sales growth; and our estimate of the timing for providing U.S. patients with commercial 2000L Myozyme;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated drivers for the future growth of these products;

  •
  our ability to develop, obtain marketing approval for and commercialize mipomersen and the timing thereof;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products and services on our revenues;

  •
  Cerezyme's future contribution to our revenues and our expectations regarding its current growth trends;

  •
  our intention to pursue our rights with respect to insurance coverage for our settlement of a class action lawsuit under a director and officer liability insurance program;

  •
  our assessment of the financial impact of legal proceedings and claims on our financial position and results of operations;

  •
  the sufficiency of our cash, cash equivalents, short- and long-term investments and cash flows from operations;

  •
  our U.S. and foreign income tax audits, including our provision for potential liabilities and our assessment of the timing and impact of settlement of the Internal Revenue Service, commonly referred to as the IRS, 2004 to 2005 tax audit;

  •
  our estimates of the cost to complete and estimated commercialization dates for our in-process research and development, or IPR&D, programs;

  •
  our estimates of the pre-tax gain we will record on our investment in the common stock of Sirtris Pharmaceuticals, Inc., or Sirtris, upon completion of the proposed acquisition of Sirtris by GlaxoSmithKline, or GSK, and the anticipated timing for the completion of the acquisition;

  •
  our assessment of the deductibility of goodwill;

  •
  our sales and marketing plans; and

  •
  our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Synpac (North Carolina), Inc. and Wyeth.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products, services and manufacturing facilities, and to do so in the anticipated timeframes, including our ability to obtain and maintain regulatory approvals for Myozyme produced at the 2000L scale in the United States and the 4000 liter, or 4000L, scale in Europe and the timing of these anticipated approvals;

  •
  the content and timing of submissions to and decisions made by the FDA, the European Agency for the Evaluation of Medicinal Products, or the EMEA, and other regulatory agencies related to our products and services and the facilities and processes used to manufacture our products (including our ability to accurately anticipate the receipt of FDA approval of larger-scale manufacturing of Myozyme);

  •
  our ability to accurately forecast the impact of regulatory delays on revenues and costs;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner, including our ability to manufacture Thymoglobulin that meets our product specifications and in quantities sufficient to meet projected market demand and our ability to manufacture Myozyme;

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

  •
  our ability to successfully complete a transaction with Isis Pharmaceuticals, Inc., or Isis, on the timeframes and terms disclosed;

  •
  our ability to increase market penetration of our products and services both outside and within the United States;

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

  •
  the resolution of our dispute with our insurance carriers regarding our claim for coverage under a director and officer liability insurance program;

  •
  the initiation of legal proceedings by or against us;

  •
  our ability to successfully integrate the business we acquired from Bioenvision, Inc., or Bioenvision;

  •
  the outcome of our IRS and foreign tax audits; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change or outbreak of diseases, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, manufacturing facilities, customers, suppliers, distributors, couriers, collaborative partners, licensees or clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors," in Part I., Item 2. of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

NOTE REGARDING INCORPORATION BY REFERENCE

        The United States Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed with them. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Evoltra®, Thymoglobulin®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI®, Lymphoglobuline®, Hylaform®, Cholestagel® and Hectorol® are registered trademarks, and Mozobil™ is a trademark, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2008

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net product sales	$1,006,268	$798,190
Net service sales	85,864	75,881
Research and development revenue	7,929	9,112

Total revenues	1,100,061	883,183

Operating costs and expenses:
Cost of products sold	216,739	154,724
Cost of services sold	55,574	47,739
Selling, general and administrative	318,386	269,021
Research and development	262,797	166,120
Amortization of intangibles	55,658	50,017

Total operating costs and expenses	909,154	687,621

Operating income	190,907	195,562

Other income (expenses):
Equity in income of equity method investments	188	5,612
Minority interest	463	3,912
Gains on investments in equity securities, net	775	12,788
Other	(160)	(525)
Investment income	14,870	16,219
Interest expense	(1,655)	(4,188)

Total other income	14,481	33,818

Income before income taxes	205,388	229,380
Provision for income taxes	(60,117)	(71,193)

Net income	$145,271	$158,187

Net income per share:
Basic	$0.54	$0.60

Diluted	$0.52	$0.57

Weighted average shares outstanding:
Basic	267,276	263,476

Diluted	285,208	279,924

Comprehensive income, net of tax:
Net income	$145,271	$158,187

Other comprehensive income:
Foreign currency translation adjustments	109,654	12,610

Pension liability adjustments, net of tax	78	198

Unrealized gains on securities, net of tax:
Unrealized gains arising during the period, net of tax	3,905	9,878
Reclassification adjustment for gains included in net income, net of tax	(270)	(8,161)

Unrealized gains on securities, net of tax	3,635	1,717

Other comprehensive income	113,367	14,525

Comprehensive income	$258,638	$172,712

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$882,798	$867,012
Short-term investments	79,050	80,445
Accounts receivable, net	1,031,095	904,101
Inventories	468,824	439,115
Prepaid expenses and other current assets	160,029	154,183
Deferred tax assets	158,593	164,341

Total current assets	2,780,389	2,609,197
Property, plant and equipment, net	2,118,960	1,968,402
Long-term investments	486,135	512,937
Goodwill	1,403,716	1,403,828
Other intangible assets, net	1,982,735	1,555,652
Deferred tax assets	120,707	95,664
Investments in equity securities	168,301	89,181
Other noncurrent assets	22,110	66,880

Total assets	$9,083,053	$8,301,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,192	$128,380
Accrued expenses	616,592	645,645
Income taxes payable	19,567	18,479
Deferred revenue and other income	21,569	13,277
Current portion of long-term debt and capital lease obligations	696,743	696,625

Total current liabilities	1,475,663	1,502,406
Long-term debt and capital lease obligations	111,144	113,748
Deferred revenue—noncurrent	15,536	16,662
Other noncurrent liabilities	532,719	55,988

Total liabilities	2,135,062	1,688,804

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,670	2,660
Additional paid-in capital	5,461,714	5,385,154
Notes receivable from stockholders	(15,824)	(15,670)
Accumulated earnings	971,986	826,715
Accumulated other comprehensive income	527,445	414,078

Total stockholders' equity	6,947,991	6,612,937

Total liabilities and stockholders' equity	$9,083,053	$8,301,741

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$145,271	$158,187
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	91,039	81,919
Stock-based compensation	42,346	40,737
Provision for bad debts	2,862	2,041
Equity in income of equity method investments	(188)	(5,612)
Minority interest	(463)	(3,912)
Gains on investments in equity securities, net	(775)	(12,788)
Deferred income tax benefit	(24,712)	(24,328)
Tax benefit from employee stock-based compensation	17,599	3,715
Excess tax benefits from stock-based compensation	(5,790)	(264)
Other	2,233	1,049
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(57,928)	(37,806)
Inventories	(1,239)	(25,048)
Prepaid expenses and other current assets	(6,326)	(15)
Income taxes payable	9,229	29,734
Accounts payable, accrued expenses and deferred revenue	(53,625)	(9,803)

Cash flows from operating activities	159,533	197,806

Cash Flows from Investing Activities:
Purchases of investments	(146,862)	(187,380)
Sales and maturities of investments	180,037	219,440
Purchases of equity securities	(80,699)	(17,518)
Proceeds from sales of investments in equity securities	1,148	16,121
Purchases of property, plant and equipment	(121,967)	(82,982)
Distributions from equity method investments	6,595	6,000
Purchases of other intangible assets	(7,046)	(12,207)
Other	3,107	603

Cash flows from investing activities	(165,687)	(57,923)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	90,243	27,765
Repurchases of our common stock	(73,218)	—
Excess tax benefits from stock-based compensation	5,790	264
Payments of debt and capital lease obligations	(2,554)	(2,117)
Increase in bank overdrafts	18,549	29,528
Minority interest contributions	—	4,136
Other	959	2,482

Cash flows from financing activities	39,769	62,058

Effect of exchange rate changes on cash	(17,829)	(6,346)

Increase in cash and cash equivalents	15,786	195,595
Cash and cash equivalents at beginning of period	867,012	492,170

Cash and cash equivalents at end of period	$882,798	$687,765

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements

1.    Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, organ transplant, diagnostic and predictive testing, and cancer. We are organized into six financial reporting units, which we also consider to be our reporting segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer) and Hectorol;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Thyrogen;

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

        Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate.

        As a result of our acquisition of Bioenvision in October 2007, our Oncology business unit, which was formerly reported combined with "Other," now meets the criteria for disclosure as a separate reporting segment. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

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

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2007 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. As a result of our adoption of FASB Interpretation No., or FIN, 46R, "Consolidation of Variable Interest Entities," we also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% interest, we record minority interest in our consolidated statements of operations for the ownership interest of the minority owner. We use the equity method of accounting to account for our investments in entities in which we have a substantial ownership interest (20% to 50%) which do not fall in the scope of FIN 46R, or over which we exercise significant influence. Our consolidated net income includes our share of the earnings or losses of these entities.

Recent Accounting Pronouncements

        FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115."    Effective January 1, 2008, we adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. In adopting FAS 159, we did not elect to measure any new assets or liabilities at their respective fair values and, therefore, the adoption of FAS 159 did not have an impact on our results of operations and financial position.

        EITF Issue No. 07-1, "Accounting for Collaborative Arrangements."    In December 2007, the Emerging Issues Task Force, or EITF, of the FASB reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 will become effective for us January 1, 2009 and will be applied retrospectively to all periods presented for all collaborative arrangements existing as of the

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

effective date. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.

        EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."    In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 was effective for us beginning January 1, 2008 and we applied it prospectively to new contracts we entered into on or after that date. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

        FAS 141 (revised 2007), "Business Combinations."    In December 2007, the FASB issued FAS 141 (revised 2007), "Business Combinations," or FAS 141R, which replaces FAS 141, "Business Combinations." FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but changes a number of significant aspects of applying this method. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. We are currently evaluating the effects, if any, that FAS 141R will have on our consolidated financial statements.

        FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," which establishes new accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest, commonly referred to as the minority interest, to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. FAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for us January 1, 2009 and adoption is prospective only; however, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all periods presented in our consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

        FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."    In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects, if any, that FAS 161 will have on our consolidated financial statements.

3.    Fair Value Measurements

        A significant number of our financial instruments are carried at fair value. These assets and liabilities include:

  •
  fixed income investments;

  •
  derivatives; and

  •
  investments in publicly-traded equity securities.

Fair Value Measurement—Definition and Hierarchy

        Effective January 1, 2008, we implemented FAS 157, "Fair Value Measurements," for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of FAS 157 to our financial assets and liabilities did not have a material impact on our financial position and results of operations.

        FAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, FAS 157 permits the use of various valuation approaches, including market, income and cost approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

        The fair value hierarchy is broken down into three levels based on the reliability of inputs. We have categorized our fixed income, derivatives and equity securities within the hierarchy as follows:

  •
  Level 1—These valuations are based on a "market approach" using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include money market funds, U.S. government securities, bank deposits and exchange-traded equity securities;

  •
  Level 2—These valuations are based primarily on a "market approach" using quoted prices in markets that are not very active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fixed income assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and mortgage-backed securities, asset-backed

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

    securities, corporate bonds and commercial paper. Derivative securities utilizing Level 2 inputs include forward foreign-exchange contracts; and

  •
  Level 3—These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. We currently have no assets or liabilities that are valued with Level 3 inputs because all our fixed income and equity securities, derivatives and warrants have high or reasonable levels of price transparency.

Valuation Techniques

        Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivative and equity securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 (amounts in thousands):

Description			Total	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds	$552,031	$552,031	$—	$—

	Short-term investments:	U.S. Treasury notes	—	—	—	—
		U.S. agency notes	15,821	—	15,821	—
		Corporate notes—global	53,274	—	53,274	—
		Corporate commercial paper	9,955	—	9,955	—

		Total	79,050	—	79,050	—

	Long-term investments:	U.S. Treasury notes	117,267	117,267	—	—
		U.S. agency notes	156,829	—	156,829	—
		Corporate notes—global	212,039	—	212,039	—

		Total	486,135	117,267	368,868	—

	Total fixed income investments		1,117,216	669,298	447,918	—

Derivatives:	Foreign exchange contracts(2)		(28,894)	—	(28,894)	—

Equity holdings:	Publicly-traded equity securities(1)		63,296	63,296	—	—

Total assets and (liabilities) at fair value			$1,151,618	$732,594	$419,024	$—

(1)
Changes in fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, in our consolidated balance sheets; and

(2)
As of March 31, 2008, the aggregate fair value of our foreign exchange contracts was an unrealized loss of $28.9 million, which we recorded as an increase to accrued expenses in our consolidated balance sheet as of that date. Changes in fair value of our forward foreign exchange contracts are recorded in unrealized foreign exchange gains and losses, a component of selling, general and administrative expenses in our consolidated statements of operations.

        In accordance with the provisions of FASB Staff Position, or FSP, No. FAS 157-2, "Effective Date of FASB Statement No. 157," we elected to defer implementation of FAS 157, as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in our consolidated financial statements on a nonrecurring basis, until January 1, 2009. We are evaluating the impact, if any, the adoption of FAS 157, for those assets and liabilities within the scope of FSP No. FAS 157-2, will have on our financial position, results of operations or liquidity. We did not have any non-financial assets or non-financial liabilities that would be recognized or disclosed on a recurring basis as of March 31, 2008.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

        The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4.    Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income—basic	$145,271	$158,187
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,886	1,886

Net income—diluted	$147,157	$160,073

Shares used in computing net income per common share—basic	267,276	263,476
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686
Stock options(1)	7,791	6,751
Restricted stock units(2)	443	—
Warrants and stock purchase rights	12	11

Dilutive potential common shares	17,932	16,448

Shares used in computing net income per common share—diluted(1,2)	285,208	279,924

Net income per common share:
Basic	$0.54	$0.60

Diluted	$0.52	$0.57

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Shares issuable upon exercise of outstanding options	1,982	13,483
(2)
We began issuing restricted stock units, or RSUs, under our 2004 Equity Incentive Plan in May 2007, in connection with our general grant program.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions

Bioenvision

        Effective October 23, 2007, we completed our acquisition of Bioenvision through the culmination of a two step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007. We paid gross consideration of $349.9 million in cash, including $345.4 million for the outstanding shares of Bioenvision Common and Series A Preferred Stock and options to purchase shares of Bioenvision Common Stock, and approximately $5 million for acquisition costs.

        Bioenvision was focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. The acquisition of Bioenvision provides us with the exclusive, worldwide rights to clofarabine.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $85.3 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

        The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit and tax restructuring activities. We recorded immaterial adjustments to the purchase price in the first quarter of 2008.

Purchase of In-Process Research and Development

        In connection with certain of our acquisitions we completed between January 1, 2006 and December 31, 2007, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. We did not complete any acquisitions in the three months ended March 31, 2008.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions (Continued)

        The following table sets forth the significant IPR&D projects for companies and certain assets we have acquired between January 1, 2006 and March 31, 2008 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)		Year of Expected Launch
Bioenvision (2007)	$349.9	$125.5	Clofarabine (rights outside North America)(2,3)	17%		2008-2010

AnorMED Inc. (2006)	$589.2	$526.8 26.1	Mozobil (stem cell transplant) AMD070 (HIV)(4)	15 15	% %	2009-2014 —

		$552.9

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

(2)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income of equity method investments.

(3)
Clolar is marketed for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other medical issues.

(4)
Year of expected launch is not provided for AMD070 at this time because we are assessing our future plans for this program.

Exit Activities

        In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities' leased facilities. These costs have been recognized as liabilities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase or Business Combination," and are subject to potential

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions (Continued)

adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2006(1)	$6,105	$24	$—	$6,129
Acquisition(2)	2,601	—	70	2,671
Revision of estimates(1)	(931)	2,593	—	1,662
Payments	(5,602)	(453)	—	(6,055)

Balance at December 31, 2007	2,173	2,164	70	4,407
Payments	(1,416)	(155)	(70)	(1,641)

Balance at March 31, 2008	$757	$2,009	$—	$2,766

(1)
We expect to pay employee benefits related to our acquisition of AnorMED through 2008 and payments related to the closing of the leased facility through 2012.

(2)
We expect to pay employee-related benefits related to our acquisition of Bioenvision through June 2008.

Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of Bioenvision had been completed as of January 1, 2007. These pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to the acquisition of Bioenvision, such as IPR&D charges of $125.5 million, are included in the following pro forma financial summary as of January 1, 2007 (amounts in thousands, except per share amounts):

Three Months Ended March 31, 2007
Total revenues	$885,305

Net income	$40,773

Net income per share:
Basic	$0.15

Diluted	$0.15

Weighted average shares outstanding:
Basic	263,476

Diluted	279,924

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6.    Inventories

	March 31, 2008	December 31, 2007
	(Amounts in thousands)
Raw materials	$113,887	$120,409
Work-in-process	148,436	130,812
Finished goods	206,501	187,894

Total	$468,824	$439,115

        During the three months ended March 31, 2008, we recalled one lot of Thymoglobulin that failed to meet our specifications for product appearance. In April, we recalled an additional three lots for the same reason. The value of the unused portion of these four lots was not significant.

7.    Goodwill and Other Intangible Assets

Goodwill

        The following tables contains the change in our goodwill during the three months ended March 31, 2008 (amounts in thousands):

	As of December 31, 2007	Adjustments	As of March 31, 2008
Renal	$303,951	$—	$303,951
Therapeutics	355,494	—	355,494
Transplant	163,061	—	163,061
Biosurgery	7,585	—	7,585
Oncology	530,909	477	531,386
Other	42,828	(589)	42,239

Goodwill	$1,403,828	$(112)	$1,403,716

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7.    Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$2,162,032	$(586,396)	$1,575,636	$1,680,190	$(545,817)	$1,134,373
Patents	194,560	(108,750)	85,810	194,560	(104,413)	90,147
Trademarks	60,618	(38,142)	22,476	60,634	(36,787)	23,847
License fees	91,229	(31,394)	59,835	90,237	(28,833)	61,404
Distribution rights(2)	314,213	(136,630)	177,583	307,260	(125,678)	181,582
Customer lists(3)	88,483	(27,461)	61,022	97,031	(33,209)	63,822
Other	2,052	(1,679)	373	2,050	(1,573)	477

Total	$2,913,187	$(930,452)	$1,982,735	$2,431,962	$(876,310)	$1,555,652

(1)
Effective January 1, 2008, reflects the consolidation of the results of BioMarin/Genzyme LLC at fair value in accordance with FIN 46R, including $480.5 million for the fair value of the manufacturing and commercialization rights to Aldurazyme, net of $6.0 million of related accumulated amortization. This intangible asset is being amortized on a straight-lined basis over a period of 20 years.

(2)
Includes an additional $6.9 million of intangible assets resulting from additional payments made or accrued in the first quarter of 2008 in connection with our reacquisition of the Synvisc sales and marketing rights from Wyeth.

(3)
Reflects the write off, during the first quarter of 2008, of $8.3 million of fully amortized customer lists assigned to our Genetics reporting unit.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $55.7 million for the three months ended March 31, 2008; and

  •
  $50.0 million for the three months ended March 31, 2007.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7.    Goodwill and Other Intangible Assets (Continued)

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2008, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1,2)
2008 (remaining nine months)	$169,320
2009	228,795
2010	241,970
2011	259,691
2012	200,681
Thereafter	567,345

(1)
Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth, and for the Myozyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future sales of Myozyme and the milestone payments we will be required to make to Synpac related to future anticipated regulatory approvals. These contingent payments will be recorded as intangible assets when the payments are accrued. Estimated future amortization expense also includes estimated future amortization expense for other arrangements involving contingent payments.

(2)
Estimated future amortization expense related to the $480.5 million of technology recorded effective January 1, 2008, related to our consolidation of the results of BioMarin/Genzyme LLC, is entirely offset by the corresponding amortization of a noncurrent liability related to the consolidation of BioMarin/Genzyme LLC.

8.    Investments in Equity Securities

        We recorded the following net gains on investments in equity securities during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Therapeutic Human Polyclonals, Inc. (THP)	$—	$10,848
Other	775	1,940

Gains on investments in equity securities, net	$775	$12,788

        In March 2007, we recorded a $10.8 million gain in connection with the sale of the entire investment in the capital stock of THP, held by our wholly-owned subsidiary, SangStat Medical, LLC, which had a zero cost basis, for net cash proceeds of $10.8 million.

Unrealized Gains (Losses)

        At March 31, 2008, our stockholders' equity includes $27.6 million of unrealized gains and $1.2 million of unrealized losses related to our strategic investments in equity securities.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8.    Investments in Equity Securities (Continued)

Strategic Alliance with Isis

        On January 7, 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, for the treatment of familial hypercholesterolemia, or FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we paid Isis $150.0 million to purchase five million shares of Isis common stock for $30 per share, of which $80.1 million was recorded as an increase to investment in equity securities in our consolidated balance sheets based on the $16.02 closing price per share of Isis common stock on February 4, 2008, the date we acquired the shares, and $69.9 million was charged to research and development expense in our consolidated statements of operations for the premium we paid to purchase the stock. We are working with Isis to finalize the contracts under which we will develop and commercialize mipomersen.

9.    Joint Venture with BioMarin

        We and BioMarin Pharmaceutical Inc., or BioMarin, formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. Prior to January 1, 2008, we recorded our portion of the results of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's results for the three months ended March 31, 2007, was net income of $6.1 million.

        Effective January 1, 2008, we restructured our relationship with BioMarin/Genzyme LLC regarding the manufacturing and commercialization of Aldurazyme by entering into several new agreements. BioMarin/Genzyme LLC will no longer engage in commercial activities related to Aldurazyme and will solely:

  •
  hold the intellectual property relating to Aldurazyme and other future collaboration products; and

  •
  engage in research and development activities that are mutually selected and funded by BioMarin and us, the costs of which we will share equally.

Under the restructured relationship, BioMarin/Genzyme LLC has licensed all intellectual property related to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights. We are required to pay BioMarin a tiered royalty payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. Upon consolidation of BioMarin/Genzyme LLC, we recorded the assets and liabilities of the joint venture in our consolidated balance sheets at fair value. The value of the intellectual property of the joint venture of approximately $480.5 million was recorded as an intangible asset and will be amortized over a useful life of 20 years. As this intellectual property has been out-licensed from the joint venture to BioMarin and us for no consideration, a noncurrent liability was recorded for an amount equal to the negative value of these licenses. The noncurrent liability is being amortized over a period of 20 years. We recorded BioMarin's portion of the joint venture's losses, the

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

9.    Joint Venture with BioMarin (Continued)

amount of which was not significant for the three months ended March 31, 2008, as minority interest in our consolidated statements of operations.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below for the three months ended March 31, 2007 (amounts in thousands):

Three Months Ended March 31, 2007
Revenue	$26,822
Gross margin	20,523
Operating expenses	(8,474)
Net income	12,220

10.    Revolving Credit Facility

        As of March 31, 2008, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility, which we refer to as our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants, that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of March 31, 2008, we were in compliance with these covenants.

11.    Stockholders' Equity

Stock Repurchase

        During the three months ended March 31, 2008, we repurchased and retired an additional 1,000,000 shares of our common stock at an average price of $73.20 per share for a total of $73.2 million in cash, including fees. Since June 2007, when we first began making repurchases, we have repurchased a cumulative total of 4,500,000 shares of our common stock at an average price of $67.71 per share for a total of $304.8 million in cash, including fees. As a result, we recorded the repurchases in our consolidated balance sheets as of March 31, 2008 and December 31, 2007, as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11.    Stockholders' Equity (Continued)

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Pre-tax stock-based compensation expense, net of estimated forfeitures charged to:
Cost of products and services sold(1)	$(6,514)	$(5,896)
Selling, general and administrative expense	(22,889)	(22,499)
Research and development expense	(12,585)	(12,312)

Total	(41,988)	(40,707)
Less: tax benefit from stock options	12,537	12,432

Total stock-based compensation expense, net of tax	$(29,451)	$(28,275)

Effect per common share:
Basic	$(0.12)	$(0.11)

Diluted	$(0.10)	$(0.10)

(1)
We also capitalized stock-based compensation expense to inventory of $3.1 million for the three months ended March 31, 2008 and $2.9 million for the three months ended March 31, 2007, all of which is attributable to participating employees that support our manufacturing operations. We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

        At March 31, 2008, there was $219.7 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 1.9 years.

Notes Receivable from Stockholders

        In connection with our acquisition of Biomatrix, we assumed notes receivable from five former employees, directors and consultants of Biomatrix, which we refer to as the Makers of the notes. The notes are full-recourse promissory notes that accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, at which point the outstanding principal and accrued interest for each note will become payable. As of March 31, 2008, there is a total of $15.8 million outstanding for these notes, including $10.2 million of principal and $5.6 million of accrued interest. Of these amounts, a total of $8.0 million of principal and $4.6 million of accrued interest is attributable to one Maker. We record the amount of principal and interest outstanding under the notes in stockholders' equity because the notes were originally received in exchange for the issuance of Biomatrix common stock, which was subsequently converted into Genzyme Stock.

        On April 29, 2008, we received $1.0 million of cash from one of the Makers as payment in full upon maturity of that Maker's note, including accrued interest. A total of $2.8 million in principal and accrued interest has come due under the notes but has not yet been repaid, of which $1.9 million was

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11.    Stockholders' Equity (Continued)

due as of March 31, 2008 and an additional $0.8 million became due as of April 30, 2008. We are pursuing collection of these past due amounts and the notes will continue to accrue interest until the outstanding principal and accrued interest have been repaid. A total of $0.7 million of the principal and accrued interest that was due but not repaid as of April 30, 2008 is attributable to the Maker that owes a total of $8.0 million in principal under the notes. In June 2008, an additional $6.7 million in principal will become due from this Maker plus accrued interest.

12.    Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock and Molecular Oncology Stock. On August 6, 2007, we reached an agreement in principle to settle lawsuits related to our 2003 repurchase of Biosurgery Stock for $64.0 million. The court entered an order approving the settlement on December 30, 2007. As a result, we recorded a liability for the settlement payment of $64.0 million as a charge to selling, general and administrative expenses, or SG&A, in our consolidated statements of operations in June 2007, which we subsequently paid in August 2007. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with these cases; the insurer has purported to deny coverage and therefore, we have not recorded a receivable for any potential recovery from our insurer. We intend to vigorously pursue our rights with respect to insurance coverage and to the extent we are successful, we will record the recovery in our consolidated statements of operations.

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse affect on our financial position or results of operations.

13.    Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Provision for income taxes	$60,117	$71,193
Effective tax rate	29%	31%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13.    Provision for Income Taxes (Continued)

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses totaling $8.1 million for the three months ended March 31, 2008 and $6.9 million for the three months ended March 31, 2007.

        We are currently under IRS audit for tax years 2004 to 2005 and various states for 1999 to 2005. We believe that we have provided sufficiently for all audit exposures. We expect to settle the 2004 to 2005 IRS audit within the next twelve months and do not expect that the settlement will have a material impact on our financial position or results of operations. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions. Any such benefit would be recorded upon the effective settlement of the audit or expiration of the applicable statute of limitations.

14.    Segment Information

        In accordance with FAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have six reporting segments as described above in Note 1., "Description of Business," to these consolidated financial statements. Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2007 segment presentation to conform to our 2008 presentation.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14.    Segment Information (Continued)

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Renal	$197,770	$165,677
Therapeutics(1)	568,693	429,517
Transplant	45,930	41,277
Biosurgery	111,662	98,393
Genetics	74,329	66,158
Oncology	29,048	22,449
Other	72,246	59,409
Corporate	383	303

Total	$1,100,061	$883,183

Income (loss) before income taxes:
Renal	$93,275	$65,004
Therapeutics(1)	365,210	297,973
Transplant	(7,914)	(3,197)
Biosurgery	18,787	12,866
Genetics	4,108	3,804
Oncology(2)	(24,985)	(6,886)
Other(2,3)	(64,979)	1,639
Corporate(4)	(178,114)	(141,823)

Total	$205,388	$229,380

(1)
Effective January 1, 2008, as a result of our restructured relationship with BioMarin/Genzyme LLC, instead of sharing all costs and profits of Aldurazyme equally, we began to record all sales of and SG&A related to Aldurazyme.

(2)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

(3)
Includes a charge of $69.9 million recorded to research and development expense in our consolidated statements of operations for the premium paid to purchase five million shares of Isis in February 2008.

(4)
Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of our stock-based compensation expense, as well as net gains on investments in equity securities, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14.    Segment Information (Continued)

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2008	December 31, 2007
Segment Assets(1):
Renal	$1,476,506	$1,468,428
Therapeutics(2)	1,821,712	1,230,128
Transplant	420,802	415,903
Biosurgery	447,503	458,412
Genetics	157,489	148,787
Oncology	944,830	940,097
Other	235,055	246,496
Corporate(3)	3,579,156	3,393,490

Total	$9,083,053	$8,301,741

(1)
Assets for our six reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
Includes the consolidation of the results of BioMarin/Genzyme LLC at fair value, including $480.5 million of additional technology recorded in the first quarter of 2008 for the fair value of BioMarin/Genzyme LLC's manufacturing and commercialization rights to Aldurazyme, net of $6.0 million of related accumulated amortization.

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Cash, cash equivalents, short- and long-term investments in debt securities	$1,447,983	$1,460,394
Deferred tax assets, net	279,300	260,005
Property, plant & equipment, net	1,361,381	1,240,992
Investments in equity securities	168,301	89,181
Other	322,191	342,918

Total	$3,579,156	$3,393,490

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF GENZYME CORPORATION AND SUBSIDIARIES' FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under the heading "Risk Factors" below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements" at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, organ transplant, diagnostic and predictive testing, and cancer. We are organized into six financial reporting units, which we also consider to be our reporting segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer) and Hectorol;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Thyrogen;

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

        Effective January 1, 2008, as a result of a change in how we review our business, certain general and administrative expenses which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate.

        As a result of our acquisition of Bioenvision in October 2007, our Oncology business unit, which was formerly reported combined with "Other," now meets the criteria for disclosure as a separate reporting segment. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

MERGERS AND ACQUISITIONS

        The following acquisitions were accounted for as business combinations and, accordingly, we have included their results of operations in our consolidated statements of operations from the date of acquisition.

Diagnostic Assets of Diagnostic Chemicals Limited

        On December 3, 2007, we acquired certain diagnostic assets from Diagnostic Chemicals Limited, or DCL, a privately-held diagnostics and biopharmaceutical company based in Charlottetown, Prince Edward Island, Canada, including DCL's line of over 50 formulated clinical chemistry reagents and its diagnostics operations in Prince Edward Island, Canada and Connecticut. We paid consideration of $53.8 million in cash.

Bioenvision

        Effective October 23, 2007, we completed our acquisition of Bioenvision through the culmination of a two step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007. We paid gross consideration of $349.9 million in cash, including $345.4 million for the outstanding shares of Bioenvision Common and Series A Preferred Stock and options to purchase shares of Bioenvision Common Stock, and approximately $5 million for acquisition costs. Net consideration was $304.7 million as we acquired Bioenvision's cash and cash equivalents totaling $45.2 million.

        Bioenvision was focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. The acquisition of Bioenvision provides us with the exclusive, worldwide rights to clofarabine. We currently market clofarabine in the United States and Canada under the brand name Clolar for relapsed and refractory pediatric ALL patients. In Europe, we co-developed clofarabine with Bioenvision and Bioenvision had been marketing the product under the brand name Evoltra, also for the treatment of relapsed and refractory pediatric ALL patients. We are developing clofarabine for diseases with significantly larger patient populations, including use as a first-line therapy for the treatment of adult AML. Clofarabine has been granted orphan drug status for the treatment of ALL and AML in both the United States and European Union.

STRATEGIC TRANSACTION

Strategic Alliance with Isis

        On January 7, 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, for the treatment of FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we paid Isis $150.0 million to purchase five million shares of Isis common stock for $30 per share, consisting of $69.9 million for the premium we paid to purchase the stock, which was charged to research and development expenses in our consolidated statements of operations, and $80.1 million for the fair value of the stock, which was recorded as an increase to investment in equity securities in our consolidated balance sheet. We are working with Isis to finalize the contracts under which we will develop and commercialize mipomersen.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant judgments and estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Exhibit 13 to our 2007 Form 10-K. Additional information regarding significant judgments and estimates related to sales reserves are included below. There have been no significant changes to our critical accounting policies or significant judgments and estimates since December 31, 2007. Additional information regarding our provisions and estimates for our product sales allowances, sales allowance reserves and accruals, and distributor fees are included below.

Revenue Recognition

Product Sales Allowances

        Sales of many biotechnology products in the United States are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. We and other biotechnology companies in the U.S. market are also required to provide statutorily defined rebates and discounts to various U.S. government agencies in order to participate in the Medicaid program and other government-funded programs. In most international markets, we operate in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. The sensitivity of our estimates can vary by program, type of customer and geographic location. Estimates associated with Medicaid and other government allowances may become subject to adjustment in a subsequent period.

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

  •
  Discounts—In some countries, we offer cash discounts for certain products as an incentive for prompt payment, which are generally a stated percentage off the sales price. We account for cash discounts by reducing accounts receivable by the full amounts of the discounts. We consider payment performance and adjust the accrual to reflect actual experience; and

  •
  Sales returns—We record allowances for product returns at the time product sales are recorded. The product returns reserve is estimated based on the returns policies for our individual products and our experience of returns for each of our products. If the price of a product changes or if the history of product returns changes, the reserve is adjusted accordingly. We determine our estimates of the sales return accrual for new products primarily based on the historical sales returns experience of similar products, or those within the same or similar therapeutic category.

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended March 31,
			Increase/ Decrease % Change
	2008	2007
Product sales allowances:
Contractual adjustments	$101,919	$84,795	20%
Discounts	5,505	4,414	25%
Sales returns	6,751	1,717	>100%

Total product sales allowances	$114,175	$90,926	26%

Total gross product sales	$1,120,442	$889,116	26%

Product sales allowances as a percent of total gross product sales	10%	10%

        Total product sales allowances increased $23.2 million, or 26%, for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to an increase in overall gross product sales, and to a lesser extent, changes in rebate rates or product mix. The increase in sales returns allowances for the three months ended March 31, 2008, as compared to the same period of 2007, is primarily due to increased estimates for the volume of product returns for our Transplant, Biosurgery and Renal segments.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased 4% to approximately $162 million as of March 31, 2008, as compared to approximately $155 million as of December 31, 2007, primarily due to increased product sales. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for each of the last three years.

Distributor Fees

        EITF Issue No. 01-9, "Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor's Products)" specifies that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

  •
  the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration; and

  •
  the vendor can reasonably estimate the fair value of the benefit received.

        We record fees paid to our distributors for services as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$4,408	$3,092
Charged to SG&A	2,951	2,976

Total distributor fees	$7,359	$6,068

RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Product revenue	$1,006,268	$798,190	26%
Service revenue	85,864	75,881	13%

Total product and service revenue	1,092,132	874,071	25%
Research and development revenue	7,929	9,112	(13)%

Total revenues	$1,100,061	$883,183	25%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel/Renvela, Hectorol and bulk sevelamer;

  •
  Therapeutics products, including Cerezyme, Fabrazyme, Myozyme, Aldurazyme, and Thyrogen;

  •
  Transplant products, primarily Thymoglobulin;

  •
  Biosurgery products, including orthopaedic products, such as Synvisc, and the Sepra line of products, such as Seprafilm;

  •
  Oncology products, including Campath and Clolar; and

  •
  Other products, including:

  •
  diagnostic products, including infectious disease and cholesterol testing products; and

  •
  bulk pharmaceuticals, including WelChol.

        The following table sets forth our product revenue on a reporting segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Renal:
Renagel/Renvela (including sales of bulk sevelamer)	$168,694	$137,384	23%
Hectorol	29,076	28,293	3%

Total Renal	197,770	165,677	19%

Therapeutics:
Cerezyme	304,303	263,791	15%
Fabrazyme	116,475	100,664	16%
Myozyme	67,324	37,919	78%
Aldurazyme	36,839	—	N/A
Thyrogen	33,785	26,338	28%
Other Therapeutics	9,772	167	>100%

Total Therapeutics	568,498	428,879	33%

Transplant:
Thymoglobulin/Lymphoglobuline	43,673	39,442	11%
Other Transplant	2,257	1,655	36%

Total Transplant	45,930	41,097	12%

Biosurgery:
Synvisc/Synvisc-One	56,142	53,596	5%
Sepra products	30,604	23,115	32%
Other Biosurgery	13,581	10,572	28%

Total Biosurgery	100,327	87,283	15%

Oncology	22,281	16,697	33%

Other product revenue	71,462	58,557	22%

Total product revenue	$1,006,268	$798,190	26%

Renal

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased 23% to $168.7 million for the three months ended March 31, 2008, as compared to the same period of 2007. Renagel price increases in the United States in December 2006 and April 2007 accounted for $6.6 million of the additional revenue, while increased end-user demand worldwide accounted for $19.6 million of additional revenue. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, for the three months ended March 31, 2008, as compared to the same period of 2007, positively impacted Renagel revenue by $8.6 million. Sales of Renagel/Renvela, including sales of bulk sevelamer, were 15% of our total revenue for the three months ended March 31, 2008, as compared to 16% for the same period of 2007.

        On October 22, 2007, the FDA granted marketing approval for Renvela, a second-generation buffered form of Renagel for the control of serum phosphorus in patients with CKD on dialysis. In March 2008, we launched the product for dialysis patients in the United States. Sales of Renvela in the United States were $4.6 million for the three months ended March 31, 2008. We are currently pursuing regulatory approvals in Europe, South America and in other markets internationally.

        In October 2007, an FDA advisory committee voted to recommend that the agency extend the indications for phosphate binders to include pre-dialysis patients with hyperphosphatemia. We are engaged in discussions with the FDA regarding the expansion of the product's labeling to include CKD patients with hyperphosphatemia who have not progressed to dialysis. In addition, we expect to file for approval of a powder form of Renvela that may make it easier for patients to comply with their prescribed treatment program. While Renagel will remain available for a period of time, our long-term goal is to transition patients to Renvela.

        Sales of Hectorol increased 3% to $29.1 million for the three months ended March 31, 2008 as compared to $28.3 million for the same period of 2007, primarily due to higher end-user demand.

        We expect sales of Renagel/Renvela and Hectorol to continue to increase, driven primarily by growing patient access to these products, including through the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. Adoption rates for Renagel/Renvela are expected to trend favorably as a result of the recent introduction of Renvela in the U.S. market, anticipation of a label expansion to include hyperphosphatemic patients who are not on dialysis, and the introduction of a powder formulation expected in the first half of 2009. Adoption rates for Hectorol are expected to trend favorably as a result of growth of the CKD market and the anticipated launch of a 1 mg capsule form of Hectorol in the first half of 2009. In addition, we expect adoption rates to increase for both Renagel/Renvela and Hectorol as the result of our recent expansion and redeployment of our Renal sales force.

        Renagel/Renvela and Hectorol compete with several other products and our future sales may be impacted negatively by these products. In addition, a generic manufacturer has filed an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Hectorol prior to the expiration dates of our patents covering the product. If this or any other generic manufacturer were to receive approval to sell a generic version of Hectorol, our revenues from this product would be adversely affected. In addition, our ability to continue to increase sales of Renagel/Renvela and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel/Renvela dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel and Hectorol with our wholesalers could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 33% to $568.5 million for the three months ended March 31, 2008, as compared to the same period of 2007, due to continued growth in sales of Cerezyme, Fabrazyme and Myozyme and the inclusion of Aldurazyme sales in our results beginning in 2008. As a result of our restructured relationship with BioMarin and BioMarin/Genzyme LLC regarding the manufacturing, marketing and sale of Aldurazyme, effective January 1, 2008, we began to record all sales of Aldurazyme.

        The 15% growth in sales of Cerezyme to $304.3 million for the three months ended March 31, 2008, as compared to the same period of 2007, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Through October 2007, our price for Cerezyme remained consistent from period to period. Effective November 1, 2007, we implemented a 3% price increase in the United States for Cerezyme. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Cerezyme revenue by $17.2 million for the three months ended March 31, 2008, as compared to the same period of 2007.

        The 16% increase in sales of Fabrazyme to $116.5 million for the three months ended March 31, 2008, as compared to the same period of 2007, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. We implemented a 3% price increase in the United States for Fabrazyme in November 2007 which did not have a significant impact on Fabrazyme revenue for the three months ended March 31, 2008. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Fabrazyme revenue by $7.6 million for the three months ended March 31, 2008, as compared to the same period of 2007.

        Sales of Myozyme were $67.3 million for the three months ended March 31, 2008, as compared to $37.9 million for the same period of 2007. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. Myozyme has received orphan drug designation in the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In April 2007, Myozyme was approved for commercial sale in Japan and subsequently, in June 2007, we launched the product upon receipt of reimbursement approval. We expect to file for approval in several additional countries in 2008. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Myozyme revenue by $3.5 million for the three months ended March 31, 2008.

        We currently manufacture Myozyme in the United States at the 160 liter, or 160L, scale at our manufacturing facility in Framingham, Massachusetts and at the 2000 liter, or 2000L, scale at our manufacturing facility in Allston, Massachusetts, and have begun Myozyme fill-finish at our 2000L facility in Waterford, Ireland. We have U.S. approval to sell Myozyme manufactured at the 160L scale and production at the 2000L scale has been approved for sale in more than 40 countries outside the United States.

        In October 2007, we submitted an application to the FDA seeking approval of production at the 2000L scale to meet the expected demand for Myozyme in the U.S. market going forward. In April 2008, the FDA concluded that Myozyme produced at the 160L scale and at the 2000L scale should be classified as two different products because of differences in the carbohydrate structures of the molecules. As a result, the FDA will require us to submit a separate BLA to gain U.S. approval for Myozyme produced at the 2000L scale. The FDA proposed that we initiate a rolling BLA review process by submitting results from our Late Onset Treatment Study, or LOTS study, for Myozyme because the Myozyme used in that study was produced at the 2000L scale. We had already been in the process of preparing the results of that study for submission to the FDA to fulfill a post-marketing commitment. The LOTS study, which met its co-primary efficacy endpoints, was undertaken to evaluate the safety and efficacy of Myozyme in juvenile and adult patients with Pompe disease. We expect the FDA to give the BLA priority review and to act on the application by the end of 2008. We anticipate that this process will culminate in the availability of two commercial versions of Myozyme in the United States: one produced at the 160L scale and the other produced at the 2000L scale. This decision by the FDA will negatively impact our anticipated 2008 Myozyme revenue by approximately $45 million and because we will continue to provide Myozyme to some patients through a clinical access program, we anticipate that costs related to Myozyme will be approximately $8-$10 million more than originally expected in 2008. We expect sales of Myozyme to continue to grow and expect to begin providing U.S. patients with commercial 2000L Myozyme during the first quarter of 2009. In the meantime, we are continuing our efforts to optimize supply for the U.S. market.

        Effective January 1, 2008, we, BioMarin and BioMarin/Genzyme LLC restructured our relationship regarding the manufacturing, marketing and sale of Aldurazyme and entered into several new agreements. BioMarin will continue to manufacture Aldurazyme. We will continue to purchase Aldurazyme exclusively from BioMarin and globally market and sell the product. Effective January 1, 2008, instead of sharing all costs and profits of Aldurazyme equally, we began to record all sales of Aldurazyme and began paying BioMarin a tiered payment ranging from approximately 39.5% to 50% of worldwide net product sales of Aldurazyme. Aldurazyme product revenue was $36.8 million for the three months ended March 31, 2008. Prior to January 1, 2008, on behalf of BioMarin/Genzyme LLC, we were commercializing Aldurazyme in the United States, Canada, the European Union, Latin America and the Asia-Pacific regions and continuing to launch Aldurazyme on a country-by-country basis as pricing and reimbursement approvals were obtained. BioMarin/Genzyme LLC's Aldurazyme product revenue was $26.8 million for the three months ended March 31, 2007. The $10.0 million increase in sales of Aldurazyme is attributable to increased patient identification worldwide as Aldurazyme is introduced into new markets. We have applications for marketing approval for Aldurazyme currently pending in several countries in Latin America, Central and Eastern Europe and the Asia-Pacific regions.

        Sales of Thyrogen increased 28% to $33.8 million for the three months ended March 31, 2008, as compared to the same period of 2007. A Thyrogen price increase of approximately 10% in the United States in April 2007 accounted for $1.4 million of the additional revenue while worldwide volume growth positively impacted sales by $4.3 million. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Thyrogen revenue by $1.9 million for the three months ended March 31, 2008, as compared to the same period of 2007. In December 2007 we received FDA approval for the use of Thyrogen in thyroid cancer remnant ablation procedures.

Transplant

        Transplant product revenue increased 12% to $45.9 million for the three months ended March 31, 2008, as compared to the same period of 2007. This was primarily due to a $4.1 million increase in Thymoglobulin revenue as a result of an 11% increase in the worldwide average sales price of Thymoglobulin. In addition, there was a $2.6 million increase in sales of Thymoglobulin due to an increase in volume. This was a result of increased utilization of Thymoglobulin in transplant procedures worldwide.

        In the second quarter of 2007, we began experiencing certain manufacturing challenges with respect to the production of Thymoglobulin at our manufacturing facility in Lyon, France, which resulted in product stability issues. We have worked closely with the FDA in addressing these challenges, and have implemented process changes at our Lyon facility to resolve these production issues. In addition, the FDA has accepted our responses to their warning letter, which was issued in 2007, regarding the production processes at our Lyon facility. We continue to monitor Thymoglobulin lots produced in 2007 and, if necessary, will recall any lots that are expected to trend outside of our specifications for saleable product prior to the originally established expiration period. In the three months ended March 31, 2008, we recalled one lot of Thymoglobulin that no longer met our specifications for product appearance. In April 2008 we recalled an additional three lots for the same reason. The value of the unused portion of these four lots was not significant. We expect to recall additional lots this year, although most of the product will likely be consumed prior to a recall being necessary. We will continue to closely monitor our Thymoglobulin inventory levels and intend to manage production in order to maintain adequate supply levels throughout the remainder of 2008. We expect Thymoglobulin sales to accelerate in the second half of 2008 as supply levels increase to meet the full demand of the product.

Biosurgery

        Biosurgery product revenue increased 15% to $100.3 million for the three months ended March 31, 2008, as compared to the same period of 2007. Seprafilm revenue increased $6.7 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to greater penetration of the product into the United States, Japanese and European markets.

        The combined revenues of Synvisc and Synvisc-One increased by $2.5 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to an expanded sales and marketing investment.

        We received approval to market Synvisc-One, a single injection regimen, in the European Union in December 2007. In November 2007, we received a letter from the FDA requesting additional analysis and data regarding our marketing application for Synvisc-One in the United States and we currently expect regulatory action on our marketing application by the end of 2008. We also plan on pursuing marketing approvals for Synvisc-One in Canada, Asia and Latin America.

        Other Biosurgery product revenue increased 28% to $13.6 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to $2.4 million of revenue related to a dermal filler we are developing with Mentor Corporation, or Mentor.

Oncology

        Oncology product revenue increased 33% to $22.3 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to the addition of sales of Clolar outside of North America, which rights we acquired in connection with our acquisition of Bioenvision in October 2007.

        In September 2007, the FDA approved expanded labeling for Campath to include first-line treatment of patients with B-cell chronic lymphocytic leukemia, or B-CLL, significantly increasing the number of patients eligible to receive the product. In December 2007 we received European approval for an expanded indication as well.

        We are developing the intravenous formulation of Clolar for significantly larger indications, including first-line and relapsed or refractory AML in adults. We are also developing an oral formulation of Clolar and have initiated clinical trials for the treatment of myelodysplastic syndrome, or MDS. Clolar has been granted orphan drug status for the treatment of ALL and AML in both the United States and European Union.

Other Product Revenue

        Other product revenue increased 22% to $71.5 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to:

  •
  a 31% increase in sales of diagnostic products to $40.4 million, due to the acquisition of DCL in December 2007 and an increase in demand for the rapid tests used to diagnose a strain of influenza; and

  •
  a 37% increase in sales of liquid crystals to $13.3 million combined with a 5% increase in sales of WelChol to $15.7 million, due to bulk sales and royalties earned as a result of increased demand from our U.S. marketing partner, Sankyo Pharma, Inc., or Sankyo.

Service Revenue

        We derive service revenue primarily from the following sources:

  •
  sales of MACI, our proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

  •
  reproductive/genetics and pathology/oncology diagnostic testing services, which are included in our Genetics reporting segment.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Therapeutics	$176	$—	N/A
Biosurgery	10,732	9,362	15%
Genetics	74,329	66,158	12%
Oncology	410	282	45%
Other	217	79	>100%

Total service revenue	$85,864	$75,881	13%

        Service revenue attributable to our Biosurgery reporting segment increased 15% to $10.7 million for the three months ended March 31, 2008, as compared to the same period of 2007. The increase is primarily due to higher demand for Epicel and MACI.

        Service revenue attributable to our Genetics reporting segment increased 12% to $74.3 million for the three months ended March 31, 2008, as compared to the same period of 2007. The increase was primarily attributable to continued growth in revenue from our genetic testing and prenatal screening services.

        The strengthening of foreign currencies for the three months ended March 31, 2008, as compared to the same period of 2007, did not have a significant impact on service revenue.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
International product and service revenue	$564,127	$411,019	37%
% of total product and service revenue	52%	47%

        The 37% increase to $564.1 million in international product and service revenue for the three months ended March 31, 2008, as compared to the same period of 2007, is primarily due to an $89.5 million increase in the combined international sales of Renagel, Cerezyme, Fabrazyme and Myozyme primarily due to an increase in the number of patients using these products in the European Union, South America and the Asia-Pacific rim. In addition, we began to record Aldurazyme revenue effective January 1, 2008. Revenue generated outside the United States for Aldurazyme was $29.8 million for the three months ended March 31, 2008, which had been recorded as joint venture revenue in 2007.

        International product and service revenue as a percentage of total product and service revenue increased due primarily to the addition of revenue generated outside the United States for Aldurazyme and clofarabine. As of January 1, 2008, we began to record revenue for Aldurazyme as a result of the restructured relationship with BioMarin/Genzyme LLC. We began recording clofarabine revenue outside the United States as a result of our acquisition of Bioenvision in October 2007 which provided us with the exclusive, worldwide rights to clofarabine.

        The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted total product and service revenue by $46.6 million for the three months ended March 31, 2008, as compared to the same period of 2007.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Therapeutics	$19	$638	(97)%
Transplant	—	180	(100)%
Biosurgery	603	1,748	(66)%
Oncology	6,357	5,470	16%
Other	567	773	(27)%
Corporate	383	303	26%

Total research and development revenue	$7,929	$9,112	(13)%

        Total research and development revenue decreased $1.2 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to decreases in revenue recognized by our Therapeutics and Biosurgery reporting segments partially offset by an increase in revenue from our Oncology reporting segment.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Product margin	$789,529	$643,466	23%
% of total product revenue	78%	81%
Service margin	$30,290	$28,142	8%
% of total service revenue	35%	37%
Total product and service gross margin	$819,819	$671,608	22%
% of total product and service revenue	75%	77%

Product Margin

        Our overall product margin increased $146.1 million, or 23%, for the three months ended March 31, 2008, as compared to the same period of 2007. This is primarily due to:

  •
  improved margins for Hectorol and Renagel due to price increases, increased unit volume and increased efficiency at our global manufacturing facilities;

  •
  increased margins for Cerezyme, Fabrazyme, Thyrogen and Myozyme due to increased sales volume;

  •
  an increase in product margin for Seprafilm due to increased sales;

  •
  an increase in product margin for Hylaform due to a milestone payment received in March 2008; and

  •
  an increase in product margin for our oncology business due to higher demand for Campath worldwide, and an increase in worldwide sales of Clolar due to our acquisition of Bioenvision in October 2007.

        These increases in product margin were partially offset by the $9.5 million unfavorable effect of exchange due to the weakening of the U.S. dollar against many currencies, particularly the Euro.

        Total product margin as a percentage of total product revenue for the three months ended March 31, 2008, as compared to the same period of 2007, decreased due to higher unit costs for Cerezyme and Fabrazyme, increased sales of Myozyme and the addition of Aldurazyme to the results, both of which have lower than average margins.

        The amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin increased $2.1 million, or 8%, for the three months ended March 31, 2008, as compared to the same period of 2007. The increase was primarily attributable to an increase in revenues from our genetic testing and prenatal screening services.

        Total service margin as a percent of total service revenue decreased by 2% for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to an increase in Carticel and MACI unit costs.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Selling, general and administrative expenses	$318,386	$269,021	18%
% of total revenue	29%	30%

        SG&A increased $49.4 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to spending increases of:

  •
  $2.7 million for Renal, primarily due to sales force expansion for Renvela;

  •
  $12.4 million for Therapeutics, primarily due to costs incurred related to Aldurazyme which were recorded by BioMarin/Genzyme LLC in the same period of 2007, combined with continued promotional activities for Cerezyme, Fabrazyme and Myozyme;

  •
  $1.6 million for Transplant, primarily due to our investment in international programs and personnel;

  •
  $5.3 million for Biosurgery, primarily due to sales force expansion combined with additional marketing activities;

  •
  $2.2 million for Genetics, primarily due to personnel additions and increased spending for advertising and trade shows;

  •
  $4.6 million for Oncology, primarily due to the inclusion of Bioenvision activities after the acquisition and increased domestic marketing expenses for Clolar;

  •
  $3.8 million for Other, primarily due to the continued Cholestagel commercial infrastructure build out combined with the acquisition of diagnostic assets from DCL in December 2007; and

  •
  $16.9 million for Corporate, primarily due to the strengthening of foreign currencies, primarily the Euro against the U.S. dollar.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Research and development expenses	$262,797	$166,120	58%
% of total revenue	24%	19%

        Research and development expenses increased $96.7 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to:

  •
  an increase of $18.1 million in spending on certain Therapeutics research and development programs and the addition of Aldurazyme expenses due to the restructuring of our relationship with BioMarin/Genzyme LLC;

  •
  an increase of $4.8 million in spending on Transplant research and development programs, primarily on Mozobil due to new drug application filing activity and new initiatives;

  •
  an increase of $15.8 million in spending on Oncology research and development programs, primarily on the development of alemtuzumab for the treatment of multiple sclerosis and the addition of Bioenvision expenses for the development of Clolar for adult AML;

  •
  an increase of $70.3 million in spending on Other research and development programs, primarily due to a charge of $69.9 million for the premium we paid on shares of Isis common stock that we purchased in February 2008; and

  •
  an increase of $5.2 million due to the weakening of the U.S. dollar against many currencies, particularly the Euro.

        These increases were partially offset by decreases of:

  •
  $9.4 million in spending on certain Therapeutics research and development programs, including a $7.8 million decrease in spending due to the termination in February 2007 of our joint venture with Dyax for the development of DX-88 for the treatment of HAE; and

  •
  $3.9 million in spending on our Renal programs due to the termination of our late stage clinical trial for Tolevamer.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Amortization of intangibles	$55,658	$50,017	11%
% of total revenue	5%	6%

        Amortization of intangibles expense increased $5.6 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to the acquisition of technology in connection with our acquisition of Bioenvision in October 2007 and the acquisition of customer lists and trademarks in connection with our acquisition of the diagnostic assets of DCL in December 2007.

        As discussed in Note 7., "Goodwill and Other Intangible Assets," to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of the products, and the resulting estimated future contingent payments we will be required to make. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on these future contingent payments.

Purchase of In-Process Research and Development

        In connection with certain of our acquisitions we completed between January 1, 2006 and December 31, 2007, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. We did not complete any acquisitions in the three months ended March 31, 2008.

        The following table sets forth IPR&D projects for companies and certain assets we have acquired between January 1, 2006 and March 31, 2008 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Discount Rate Used in Estimating Cash Flows(1)	Year of Expected Launch	Estimated Cost to Complete
Bioenvision (2007)	$349.9	$125.5	Clofarabine (rights outside North America)(2,3)	17%	2008-2010	$41

AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)	15%	2009-2014	$125
		26.1	AMD070 (HIV)(4)	15%	—	$—

		$552.9

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

(2)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income (loss) of equity method investments.

(3)
Clolar is marketed for the treatment of relapsed and refractory pediatric ALL. The IPR&D projects for Clolar are related to the development of these products for the treatment of other medical issues.

(4)
Year of expected launch and estimated cost to complete data is not provided for AMD070 at this time because we are assessing our future plans for this program.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Equity in income of equity method investments	$188	$5,612	(97)%
Minority interest	463	3,912	(88)%
Gains on investments in equity securities, net	775	12,788	(94)%
Other	(160)	(525)	(70)%
Investment income	14,870	16,219	(8)%
Interest expense	(1,655)	(4,188)	(60)%

Total other income	$14,481	$33,818	(57)%

Equity in Income of Equity Method Investments

        Under this caption, we record our portion of the results of our joint venture with Medtronic, Inc., or Medtronic, and our investment in Peptimmune, Inc., or Peptimmune, and for the three months ended March 31, 2007, our portion of the results of BioMarin/Genzyme LLC.

        Equity in income of equity method investments decreased 97% to $0.2 million for the three months ended March 31, 2008, as compared to $5.6 million for the same period of 2007, primarily due to the restructuring of the relationship with BioMarin/Genzyme LLC. Beginning January 1, 2008, as a result of our restructured relationship with BioMarin, we no longer account for BioMarin/Genzyme LLC using the equity method of accounting.

Minority Interest

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. We recorded BioMarin's portion of this joint venture's income for the three months ended March 31, 2008 as minority interest in our consolidated statement of operations for that period, the amount of which was not significant.

        As a result of our application of FIN 46R, we consolidated the results of Excigen Inc., or Excigen, and, prior to February 20, 2007, Dyax-Genzyme LLC. On February 20, 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC. We recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations through February 20, 2007. The results of Excigen were not significant for both the three months ended March 31, 2008 and 2007.

Gains on Investments in Equity Securities, Net

        We recorded the following net realized gains on investments in equity securities during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
THP	$—	$10,848
Other	775	1,940

Gains on investments in equity securities, net	$775	$12,788

        In March 2007, we recorded a $10.8 million gain in connection with the sale of the entire investment in the capital stock of THP held by our wholly-owned subsidiary, SangStat Medical, LLC, which had a zero cost basis, for net cash proceeds of $10.8 million.

        At March 31, 2008, our stockholders' equity includes $27.6 million of unrealized gains and $1.2 million of unrealized losses related to our strategic investments in equity securities.

  Acquisition of Sirtris by GSK

        As of March 31, 2008, we owned 660,204 shares of the common stock of Sirtris that had a total cost basis of $4.5 million. In April 2008, Sirtris announced its entry into a definitive agreement with GSK, under which GSK will acquire Sirtris for approximately $720 million through a cash tender offer of $22.50 per share. Sirtris and GSK anticipate that the tender offer will commence in early May and close in the second quarter of 2008. We plan to record a pre-tax gain of approximately $10 million, based on the current tender offer price, in gains on investments in equity securities, net, in our consolidated statements of operations in the period in which our shares of Sirtris common stock are successfully tendered and accepted for payment.

Investment Income

        Our investment income decreased 8% to $14.9 million for the three months ended March 31, 2008, as compared to $16.2 million for the same period of 2007, primarily due to a decrease in our average portfolio yield, partially offset by higher domestic average cash balances.

Interest Expense

        Our interest expense decreased 60% to $1.7 million for the three months ended March 31, 2008, as compared to $4.2 million for the same period of 2007, primarily due to a $1.4 million decrease in interest expense related to asset retirement obligations and a $1.1 million increase in capitalized interest.

Provision for Income Taxes

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2008	2007
	(Amounts in thousands)
Provision for income taxes	$60,117	$71,193	(16)%
Effective tax rate	29%	31%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses of $8.1 million for the three months ended March 31, 2008 and $6.9 million for the three months ended March 31, 2007.

        We are currently under IRS audit for tax years 2004 to 2005 and various states for 1999 to 2005. We believe that we have provided sufficiently for all audit exposures. We expect to settle the 2004 to 2005 IRS audit within the next twelve months and do not expect that the settlement will have a material impact on our financial position or results of operations. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions. Any such benefit would be recorded upon the effective settlement of the audit or expiration of the applicable statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.4 billion at March 31, 2008 and $1.5 billion at December 31, 2007.

        The following is a summary of our statements of cash flows for the three months ended March 31, 2008 and 2007.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$145,271	$158,187
Non-cash charges	124,151	82,557
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(109,889)	(42,938)

Cash flows from operating activities	$159,533	$197,806

        Cash provided by operating activities decreased $38.3 million for the three months ended March 31, 2008, as compared to the same period of 2007, primarily driven by a $12.9 million decrease in net income, which was impacted by a $69.9 million charge to research and development expense for the premium paid to purchase five million shares of Isis stock, a $67.0 million increase in cash used for working capital, offset, in part, by an increase of $41.6 million in non-cash charges, net. The increase in non-cash charges, net, for the three months ended March 31, 2008, as compared to the same period of 2007, is primarily attributable to:

  •
  a $9.1 million increase in depreciation and amortization;

  •
  a $13.6 million decrease in gains on investments in equity securities; and

  •
  a $13.9 million increase in the tax benefit from employee stock-based compensation.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Cash flows from investing activities:
Net sales of investments, excluding investments in equity securities	$33,175	$32,060
Net purchases of investments in equity securities	(79,551)	(1,397)
Purchases of property, plant and equipment	(121,967)	(82,982)
Distributions from equity method investments	6,595	6,000
Purchases of other intangible assets	(7,046)	(12,207)
Other investing activities	3,107	603

Cash flows from investing activities	$(165,687)	$(57,923)

        For the three months ended March 31, 2008, net purchases of investments in equity securities and capital expenditures accounted for significant cash outlays for investing activities. During the three months ended March 31, 2008, we used:

  •
  $80.1 million to purchase five million shares of Isis common stock in February 2008; and

  •
  $122.0 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and France, the construction of a new research and development facility in Framingham, Massachusetts, planned improvements at our facility in Allston, Massachusetts and capitalized costs of an internally developed enterprise software system for our Genetics business.

These decreases in cash were partially offset by $6.6 million of cash distributions from our joint venture with BioMarin.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from issuance of our common stock	$90,243	$27,765
Repurchases of our common stock	(73,218)	—
Excess tax benefits from stock-based compensation	5,790	264
Payments of debt and capital lease obligations	(2,554)	(2,117)
Increase in bank overdrafts	18,549	29,528
Minority interest contributions	—	4,136
Other financing activities	959	2,482

Cash flows from financing activities	$39,769	$62,058

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over three years, beginning in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. During the three months ended March 31, 2008, we repurchased an additional 1,000,000 shares of our common stock at an average price of $73.20 per share for a total of $73.2 million in cash, including fees. As of March 31, 2008, we have repurchased a cumulative total of 4,500,000 shares of our common stock at an average price of $67.71 per share for a total of $304.8 million in cash, including fees.

Revolving Credit Facility

        In July 2006, we entered into a five-year $350.0 million senior unsecured revolving credit facility, which we refer to as our 2006 revolving credit facility. The proceeds of loans under our 2006 revolving credit facility can be used to finance working capital needs and for general corporate purposes. Our 2006 revolving credit facility may be increased at any time by up to an additional $350.0 million in the aggregate, as long as no default or event of default has occurred or is continuing and certain other customary conditions are satisfied. Borrowings under our 2006 revolving credit facility will bear interest at various rates depending on the nature of the loan.

        As of March 31, 2008, no amounts were outstanding under our 2006 revolving credit facility. The terms of our 2006 revolving credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of March 31, 2008, we were in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13 to our 2007 Form 10-K. As of March 31, 2008, there have been no material changes to our contractual obligations since December 31, 2007.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

  •
  product development and marketing;

  •
  payments related to the cash consideration due to the dissenting Bioenvision shareholders, the amount of which will be determined by the Delaware Court of Chancery;

  •
  business combinations and strategic business initiatives;

  •
  the remaining $1.2 billion approved for our ongoing stock repurchase program over approximately the next 2 years;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  upgrading our information technology systems;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis;

  •
  expanding staff; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

        Our cash reserves may be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. The notes are initially convertible into Genzyme Stock at a conversion price of approximately $71.24 per share. Holders of the notes may require us to repurchase all or any part of the notes for cash, common stock, or a combination, at our option, on December 1, 2008, 2013 or 2018, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through the date prior to the date of repurchase. Additionally, upon a change of control, each holder may require us to repurchase, at 100% of the principal amount of the notes plus accrued interest, all or a portion of the holder's notes for cash. On or after December 1, 2008, we may redeem for cash at 100% of the principal amount of the notes plus accrued interest, all or part of the notes that have not been previously converted or repurchased.

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

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46R are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46R are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the results of these entities in the line item "Equity in income of equity method investments" in our consolidated statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115."    Effective January 1, 2008, we adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits, but does not require, us to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. In adopting FAS 159, we did not elect to measure any new assets or liabilities at their respective fair values and, therefore, the adoption of FAS 159 did not have an impact on our results of operations or financial position.

        EITF Issue No. 07-1, "Accounting for Collaborative Arrangements."    In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 will become effective for us beginning January 1, 2009 and will be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.

        EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."    In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 was effective for us beginning January 1, 2008 and we applied it prospectively to new contracts we entered into on or after that date. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

        FAS 141 (revised 2007), "Business Combinations."    In December 2007, the FASB issued FAS 141 (revised 2007), "Business Combinations," or FAS 141R, which replaces FAS 141, "Business Combinations." FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but changes a number of significant aspects of applying this method. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. We are currently evaluating the effects, if any, that FAS 141R will have on our consolidated financial statements.

        FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," which establishes new accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent company to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest, commonly referred to as the minority interest, to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. FAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for us beginning January 1, 2009 and adoption is prospective only; however, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all periods presented in our consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

        FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."    In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects, if any, that FAS 161 will have on our consolidated financial statements.

RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

If we fail to increase sales of several existing products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Renagel, Renvela, Synvisc, Synvisc-One, Fabrazyme, Myozyme, Hectorol, Thymoglobulin, Thyrogen, Clolar, Campath, Aldurazyme and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product or service;

  •
  the availability of competing treatments that are deemed safer, more efficacious, more convenient to use, or more cost effective;

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

        UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca, sold by Actelion Ltd., has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire reported top-line data from a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease, and initiated phase 3 studies in July 2007. Protalix Biotherapeutics Ltd. initiated a phase 3 trial for plant-derived enzyme replacement therapy to treat Gaucher disease in the third quarter of 2007. Amicus Therapeutics, Inc., or Amicus, is conducting phase 2 trials for oral chaperone medication to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

        Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States. Amicus has initiated phase 2 trials for an oral chaperone medication to treat Fabry disease. We are aware of other development efforts aimed at treating Fabry disease.

        Current competition for Synvisc and Synvisc-One includes Supartz®, a product manufactured by Seikagaku Corporation that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., and marketed in the United States by Johnson & Johnson's Mitek division and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals and marketed in the United States and Europe; and Durolane®, manufactured by Q-Med AB and distributed outside the United States by Smith & Nephew Orthopedics. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc and Synvisc-One. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc and Synvisc-One. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc and Synvisc-One will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

        Myozyme has marketing exclusivity in the United States until 2013 and in the European Union until 2016 due to its orphan drug status. Amicus Therapeutics has completed two phase 1 clinical studies for a small molecule treatment for Pompe disease and has announced their plans to initiate a phase 2 clinical trial in early 2008.

        Several companies market products that, like Thymoglobulin, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis' Simulect® and Pfizer Inc.'s ATGAM®. Competition in the acute transplant rejection market is driven largely by product efficacy due to the potential decreased long-term survival of transplanted organs as the result of an acute organ rejection episode.

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

Our financial results are dependent on sales of Cerezyme.

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $304.3 million for the three months ended March 31, 2008, representing approximately 28% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product could have an adverse effect on our results of operations and cause the value of our securities to decline. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale-up production of the product material at a reasonable cost or at all and we may not receive manufacturing approvals in sufficient time to meet product demand. For example, the FDA has concluded that Myozyme produced in our 2000 liter bioreactors is a different product than Myozyme produced in our 160 liter bioreactors and is therefore requiring us to submit a separate BLA for the 2000 liter Myozyme. This delay in receipt of FDA approval has had an adverse effect on our revenues and earnings and will continue to have an adverse effect until we receive regulatory approval.

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

        We may encounter problems assimilating operations acquired in business combination transactions. These transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisition of Bioenvision, there is a substantial risk that we will fail to realize the benefits we anticipated when we decided to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, product liability claims and insufficient inventory. For example, we have experienced manufacturing issues with Thymoglobulin that resulted in write offs or recalls of lots produced in 2007 that went out of specification prior to expiry.

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

        In addition, we may only be able to produce some of our products at a very limited number of facilities and, in some cases, we rely on third parties to formulate and manufacture our products. For example, we manufacture all of our Cerezyme and a portion of our Fabrazyme and Myozyme products at our facility in Allston, Massachusetts. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

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

        Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel, Renvela, Cholestagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third party providers and Genzyme. Our inability to coordinate these efforts, the inability of the third party contractor to secure sufficient source materials, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme and Myozyme and Clolar. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market. For example, we received a warning letter from the FDA in September 2007 that addresses certain of our manufacturing procedures in our Thymoglobulin production facility in Lyon, France. The FDA has accepted our response to the warning letter and we continue to work to optimize our processes at this plant.

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

        We may also become subject to investigations by government authorities in connection with our business activities. For example, we are currently cooperating with an investigation of Bone Care (a company we acquired in July 2005) by the United States Attorney for the Eastern District of New York which was initiated in October 2004, when Bone Care received a subpoena requiring it to provide a wide range of documents related to numerous aspects of its business.

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

        Regardless of merit or eventual outcome, investigations and litigations can result in:

  •
  the diversion of management's time and attention;

  •
  the expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

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

        Our international operations accounted for approximately 52% of our consolidated product and service revenues for the three months ended March 31, 2008. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  the imposition of governmental controls, including foreign exchange and currency restrictions;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

  •
  the inability to obtain third party reimbursement support for products;

  •
  product counterfeiting and intellectual property piracy;

  •
  parallel imports;

  •
  anti-competitive trade practices;

  •
  import and export license requirements;

  •
  political instability;

  •
  terrorist activities, armed conflict, or a pandemic;

  •
  restrictions on direct investments by foreign entities and trade restrictions;

  •
  changes in tax laws and tariffs;

  •
  difficulties in staffing and managing international operations; and

  •
  longer payment cycles.

        Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

Our international sales and operating expenses are subject to fluctuations in currency exchange rates.

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

Some of our products may face competition from lower cost generic or follow-on products in the future.

        Some of our drug products, for example Renagel, Renvela, Clolar and Hectorol, are approved under the provisions of the United States Food, Drug and Cosmetic Act that render them susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (ANDA) procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovators data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long prior to the generic manufacturer actually commercializing their products—the so-called "Paragraph IV" certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

        Other of our products, including Cerezyme, Fabrazyme, Aldurazyme, Myozyme and Campath (so-called "biotech drugs") are not currently considered susceptible to an abbreviated approval procedure, either due to current United States law or FDA practice in approving biologic products. However, the United States Congress is expected to continue to explore, and ultimately enact, legislation that would establish a procedure for the FDA to accept ANDA-like abbreviated applications for the approval of "follow-on," "biosimilar" or "comparable" biotech drugs. Such legislation has already been adopted in the European Union.

        A generic manufacturer has filed an ANDA seeking to market a generic version of Hectorol prior to the expiration dates of our patents covering the product. If this or any other manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would likely be impacted negatively.

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

        To the extent valid third party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We may not be able to obtain these licenses on acceptable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products and services, which would limit our profitability.

Importation of products may lower the prices we receive for our products.

        In the United States and abroad, many of our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada, Mexico, Taiwan and the Middle East without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, an increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. Most of these foreign imports are illegal under current United States law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the United States Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower priced medicines. The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

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

        On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the "FDAAA") was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. The success of these arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with RenaMed Biologics, Inc., or RenaMed, in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. For example, in October 2006, RenaMed suspended clinical trials of its renal assist device which was being developed to treat patients with acute renal failure, causing us to write off our entire investment in RenaMed. If any of our other strategic equity investments decline in value and remain below cost for an extended duration, we may incur additional charges.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of March 31, 2008, we had $1.4 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  payments related to the cash consideration due to the dissenting Bioenvision shareholders, the amount of which will be determined by the Delaware Court of Chancery;

  •
  business combinations and strategic business initiatives;

  •
  the remaining $1.2 billion approved for our ongoing stock repurchase program over approximately the next 2 years;

  •
  upgrading our information technology systems;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis;

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

        As of March 31, 2008, we had $696.8 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At March 31, 2008, we held derivative contracts in the form of foreign exchange forward contracts. We also held a number of other financial instruments, including investments in marketable securities and we had debt securities outstanding. We do not hold derivatives or other financial instruments for speculative purposes.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at March 31, 2008 to be $6.3 million, as compared to $6.5 million at December 31, 2007. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have a readily determinable market value.

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

        We used the following assumptions in preparing the sensitivity analysis for our convertible bonds:

  •
  convertible notes that are "in-the-money" at March 31, 2008 are considered equity securities and are excluded;

  •
  convertible notes that are "out-of-the-money" at March 31, 2008 are analyzed by taking into account both fixed income and equity components; and

  •
  convertible notes will mature on the first available put or call date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $3.5 million as of March 31, 2008, as compared to $3.3 million as of December 31, 2007.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use forward foreign exchange contracts to further reduce our exposure to changes in exchange rates. We also hold a limited amount of foreign cash and foreign currency denominated equity securities.

        As of March 31, 2008, we estimated the potential loss in fair value of our foreign currency contracts, foreign cash, and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $64.1 million, as compared to $36.2 million as of December 31, 2007. The change from the prior period is primarily due to an increase in our net foreign currency contracts.

ITEM 4.    CONTROLS AND PROCEDURES

        As of March 31, 2008, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial position or results of operations.

ITEM 1A.    RISK FACTORS

        We incorporate by reference our disclosure related to risk factors which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors" in Part I., Item 2. of this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about our repurchases of our equity securities during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008-January 31, 2008	—		—		—	$1,268,494,422
February 1, 2008-February 29, 2008	—		—		—	1,268,494,422
March 1, 2008-March 31, 2008	1,000,000		$73.20		1,000,000	1,195,296,813

Total	1,000,000	(1)	$73.20	(2)	1,000,000

(1)
In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over three years. During the first quarter of fiscal 2008, we repurchased 1,000,000 shares of our common stock under our stock repurchase program for $73.2 million of cash, including fees.

(2)
Represents the weighted average price paid per share for stock repurchases made during the first quarter of fiscal 2008.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: May 9, 2008	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
**10.1	Amended and Restated Collaboration Agreement, effective as of January 1, 2008, among Genzyme, BioMarin Pharmaceutical, Inc. and BioMarin/Genzyme LLC. Filed herewith.
**10.2	Manufacturing, Marketing and Sales Agreement, effective as of January 1, 2008, among Genzyme, BioMarin Pharmaceutical, Inc. and BioMarin/Genzyme LLC. Filed herewith.
10.3	Forms of Restricted Stock Unit Award Agreements for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested for the redacted portions of Exhibits 10.1 and 10.2.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2008 TABLE OF CONTENTS
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
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX