Form 10-Q
period 2008-06-30
GENZYME CORP
filed 2008-08-11
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        Number of shares of Genzyme Stock outstanding as of July 31, 2008: 268,653,485

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

  •
  our plans to seek marketing approvals for our products in additional jurisdictions, including Renvela, Myozyme, Aldurazyme and Synvisc-One;

  •
  our expectations for United States Food and Drug Administration, or FDA, approval of alglucosidase alfa (Myozyme®) produced at the 2000 liter bioreactor, or 2000L, scale and the timing of this anticipated approval;

  •
  our intention to seek approval from the European Agency for the Evaluation of Medicinal Products, or EMEA, for Myozyme produced at the 4000 liter bioreactor, or 4000L, scale and our expectations regarding the timing of EMEA action;

  •
  our expectations for Myozyme revenue and costs in 2008 and for sales growth, and our assessment of Myozyme supply;

  •
  our plans and the anticipated timing for pursuing additional indications and uses for our products and services, including Renvela and Clolar and for regulatory action on our U.S. submission for Synvisc-One;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated drivers for the future growth of these products;

  •
  our expectations for Thymoglobulin, including our estimates of product returns due to product we recalled in 2008;

  •
  our estimated timetable for regulatory approvals and launches of Mozobil in the United States and Europe;

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

  •
  the sufficiency of our cash, investments and cash flows from operations;

  •
  our U.S. and foreign income tax audits, including our provision for potential liabilities;

  •
  our estimates of the cost to complete and estimated commercialization dates for our in-process research and development programs;

  •
  our assessment of the deductibility of the amounts allocated to goodwill for our Bioenvision acquisition; and

  •
  our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Synpac (North Carolina), Inc. and Wyeth.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products, services and manufacturing facilities, and to do so in the anticipated timeframes, including our ability to obtain and maintain regulatory approvals for alglucosidase alfa (Myozyme®) produced at the 2000L scale in the United States and 4000L scale in Europe and the timing of these anticipated approvals;

  •
  the content and timing of submissions to and decisions made by the FDA, the EMEA, and other regulatory agencies related to our products and services and the facilities and processes used to manufacture our products;

  •
  our ability to accurately forecast the impact of regulatory delays on our revenues, costs and earnings;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner, including our ability to manufacture Thymoglobulin that meets our product specifications and in quantities sufficient to meet projected market demand and our ability to manufacture Myozyme at the 2000L and 4000L scales;

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

  •
  competition from lower cost generic or follow-on products;

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

  •
  the outcome of legal proceedings by or against us;

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Thymoglobulin®, Synvisc®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI®, Hylaform®, Cholestagel® and Hectorol® are registered trademarks, and Mozobil™, Lymphoglobuline™ and Synvisc-One™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, JUNE 30, 2008

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$1,071,801	$845,482	$2,078,069	$1,643,672
Net service sales	90,622	82,475	176,486	158,356
Research and development revenue	8,711	5,462	16,640	14,574

Total revenues	1,171,134	933,419	2,271,195	1,816,602

Operating costs and expenses:
Cost of products sold	241,343	163,252	458,082	317,976
Cost of services sold	58,987	54,346	114,561	102,085
Selling, general and administrative	347,305	339,480	665,691	608,501
Research and development	381,861	198,442	644,658	364,562
Amortization of intangibles	55,605	49,465	111,263	99,482

Total operating costs and expenses	1,085,101	804,985	1,994,255	1,492,606

Operating income	86,033	128,434	276,940	323,996

Other income (expenses):
Equity in income of equity method investments	—	5,945	188	11,557
Minority interest	563	15	1,026	3,927
Gains on investments in equity securities, net	9,153	143	9,928	12,931
Other	19	(278)	(141)	(803)
Investment income	13,352	17,246	28,222	33,465
Interest expense	(1,149)	(3,621)	(2,804)	(7,809)

Total other income	21,938	19,450	36,419	53,268

Income before income taxes	107,971	147,884	313,359	377,264
Provision for income taxes	(38,407)	(64,090)	(98,524)	(135,283)

Net income	$69,564	$83,794	$214,835	$241,981

Net income per share:
Basic	$0.26	$0.32	$0.80	$0.92

Diluted	$0.25	$0.31	$0.77	$0.88

Weighted average shares outstanding:
Basic	266,904	263,911	267,127	263,693

Diluted	284,262	280,564	285,028	280,244

Comprehensive income, net of tax:
Net income	$69,564	$83,794	$214,835	$241,981

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,981)	8,636	105,673	21,246

Pension liability adjustments, net of tax	(7)	(464)	71	(266)

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period	806	(4,601)	4,711	(2,732)
Reclassification adjustments for gains (losses) included in net income	(5,628)	398	(5,898)	246

Unrealized losses on securities, net of tax	(4,822)	(4,203)	(1,187)	(2,486)

Other comprehensive income (loss)	(8,810)	3,969	104,557	18,494

Comprehensive income	$60,754	$87,763	$319,392	$260,475

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$693,687	$867,012
Short-term investments	67,688	80,445
Accounts receivable, net	1,066,478	904,101
Inventories	472,538	439,115
Prepaid expenses and other current assets	170,711	154,183
Deferred tax assets	158,728	164,341

Total current assets	2,629,830	2,609,197
Property, plant and equipment, net	2,212,044	1,968,402
Long-term investments	493,119	512,937
Goodwill	1,404,070	1,403,828
Other intangible assets, net	1,990,162	1,555,652
Deferred tax assets	270,750	95,664
Investments in equity securities	162,930	89,181
Other noncurrent assets	19,947	66,880

Total assets	$9,182,852	$8,301,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,180	$128,380
Accrued expenses	636,205	645,645
Income taxes payable	23,166	18,479
Deferred revenue	18,732	13,277
Current portion of long-term debt and capital lease obligations	696,860	696,625

Total current liabilities	1,492,143	1,502,406
Long-term debt and capital lease obligations	109,157	113,748
Deferred revenue—noncurrent	14,783	16,662
Other noncurrent liabilities	525,365	55,988

Total liabilities	2,141,448	1,688,804

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,670	2,660
Additional paid-in capital	5,491,727	5,385,154
Notes receivable from stockholders	(13,178)	(15,670)
Accumulated earnings	1,041,550	826,715
Accumulated other comprehensive income	518,635	414,078

Total stockholders' equity	7,041,404	6,612,937

Total liabilities and stockholders' equity	$9,182,852	$8,301,741

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$214,835	$241,981
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	183,119	162,827
Stock-based compensation	96,952	102,023
Provision for bad debts	5,844	4,569
Equity in income of equity method investments	(188)	(11,557)
Minority interest	—	(3,927)
Gains on investments in equity securities, net	(9,928)	(12,931)
Deferred income tax benefit	(172,813)	(55,026)
Tax benefit from employee stock-based compensation	25,645	8,349
Excess tax benefits from stock-based compensation	(8,647)	(565)
Other	2,175	3,048
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(98,174)	(71,660)
Inventories	(4,812)	(47,312)
Prepaid expenses and other current assets	(15,295)	(1,589)
Income taxes payable	13,288	(11,496)
Accounts payable, accrued expenses and deferred revenue	(52,692)	69,434

Cash flows from operating activities	179,309	376,168

Cash Flows from Investing Activities:
Purchases of investments	(289,129)	(412,067)
Sales and maturities of investments	319,758	496,986
Purchases of equity securities	(81,472)	(19,945)
Proceeds from sales of investments in equity securities	16,169	19,277
Purchases of property, plant and equipment	(251,785)	(180,041)
Distributions from equity method investments	6,595	10,900
Purchases of other intangible assets	(75,400)	(27,618)
Other	2,571	891

Cash flows from investing activities	(352,693)	(111,617)

Cash Flows from Financing Activities:
Proceeds from issuance of our common stock	127,008	68,174
Repurchases of our common stock	(143,012)	(63,430)
Excess tax benefits from stock-based compensation	8,647	565
Payments of debt and capital lease obligations	(3,886)	(3,356)
Increase in bank overdrafts	29,309	15,935
Payments of notes receivable from stockholders	2,770	—
Minority interest contributions	—	4,136
Other	34	2,474

Cash flows from financing activities	20,870	24,498

Effect of exchange rate changes on cash	(20,811)	10,222

Increase (decrease) in cash and cash equivalents	(173,325)	299,271
Cash and cash equivalents at beginning of period	867,012	492,170

Cash and cash equivalents at end of period	$693,687	$791,441

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

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial condition and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2007 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

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

         EITF Issue No. 07-1, "Accounting for Collaborative Arrangements."    In December 2007, the Emerging Issues Task Force, or EITF, of the FASB reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts attributable to transactions related to the arrangements. EITF 07-1 is effective January 1, 2009 and we will apply it retrospectively to all

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact, if any, that EITF 07-1 will have on our consolidated financial statements.

         EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."    In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 was effective for us beginning January 1, 2008 and we applied it prospectively to new contracts we entered into on or after that date. The implementation of EITF 07-3 did not have a material impact on our financial position, results of operations or cash flows.

         FAS 141 (revised 2007), "Business Combinations."    In December 2007, the FASB issued FAS 141 (revised 2007), "Business Combinations," or FAS 141R, which replaces FAS 141, "Business Combinations." FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but changes a number of significant aspects of applying this method. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development, or IPR&D, will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. We are currently evaluating the effects, if any, that FAS 141R will have on our consolidated financial statements.

         FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," which establishes new accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest, commonly referred to as the minority interest, to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. FAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for us January 1, 2009 and adoption is prospective only. However, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

periods presented in our consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

        FASB Staff Position, or FSP, No. 157-2, "Effective Date of FASB Statement No. 157."    In accordance with the provisions of FSP No. 157-2, "Effective Date of FASB Statement No. 157," we elected to defer implementation of FAS 157, as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in our consolidated financial statements on a nonrecurring basis, until January 1, 2009. We are evaluating the impact, if any, the adoption of FAS 157, for those assets and liabilities within the scope of FSP No. FAS 157-2, will have on our financial position, results of operations and liquidity. We did not have any non-financial assets or non-financial liabilities that would be recognized or disclosed on a recurring basis as of June 30, 2008.

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

         FSP No. 142-3, "Determination of the Useful Life of Intangible Assets."    In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that FSP No. 142-3 will have on our consolidated financial statements.

         FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."    In May 2008, the FASB issued FAS 162, "The Hierarchy of Generally Accepted Accounting Principles." FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

3.    Fair Value Measurements

        A significant number of our financial instruments are carried at fair value. These assets and liabilities include:

  •
  fixed income and money market investments;

  •
  derivatives; and

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

  •
  Level 2—These valuations are based primarily on a "market approach" using quoted prices in markets that are not very active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fixed income assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and mortgage-backed securities, asset-backed securities, corporate bonds and commercial paper. Derivative securities utilizing Level 2 inputs include forward foreign-exchange contracts; and

  •
  Level 3—These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. We currently have no assets or liabilities that are valued with Level 3 inputs.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 (amounts in thousands):

Description			Total	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds	$498,111	$498,111	$—	$—

	Short-term investments:	U.S. agency notes	8,388	—	8,388	—
		Corporate notes—global	59,300	—	59,300	—

		Total	67,688	—	67,688	—

	Long-term investments:	U.S. Treasury notes	105,243	105,243	—	—
		U.S. agency notes	170,613	—	170,613	—
		Corporate notes—global	217,263	—	217,263	—

		Total	493,119	105,243	387,876	—

	Total fixed income investments		1,058,918	603,354	455,564	—

Derivatives:	Foreign exchange contracts(2)		(4,824)	—	(4,824)	—

Equity holdings:	Publicly-traded equity securities(1)		57,224	57,224	—	—

Total assets and (liabilities) at fair value			$1,111,318	$660,578	$450,740	$—

(1)
Changes in fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income, a component of stockholders' equity, in our consolidated balance sheets.

(2)
As of June 30, 2008, the aggregate fair value of our foreign exchange contracts was an unrealized loss of $4.8 million, which we recorded as an increase to accrued expenses in our consolidated balance sheets as of that date. Changes in fair value of our forward foreign exchange contracts are recorded in unrealized foreign exchange gains and losses, a component of selling, general and administrative expenses, or SG&A, in our consolidated statements of operations.

        The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

4.    Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income—basic	$69,564	$83,794	$214,835	$241,981
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,886	1,887	3,772	3,772

Net income—diluted	$71,450	$85,681	$218,607	$245,753

Shares used in computing net income per common share—basic	266,904	263,911	267,127	263,693
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options(1)	7,123	6,906	7,712	6,829
Restricted stock units(2)	538	50	491	25
Warrants and stock purchase rights	11	11	12	11

Dilutive potential common shares	17,358	16,653	17,901	16,551

Shares used in computing net income per common share—diluted(1,2)	284,262	280,564	285,028	280,244

Net income per common share:
Basic	$0.26	$0.32	$0.80	$0.92

Diluted	$0.25	$0.31	$0.77	$0.88

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares issuable upon exercise of outstanding options	4,258	15,053	3,120	14,268
(2)
We began issuing restricted stock units, or RSUs, under our 2004 Equity Incentive Plan in May 2007, in connection with our general grant program.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions

Bioenvision

        Effective October 23, 2007, we completed our acquisition of Bioenvision through the culmination of a two step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007. We paid gross consideration of $349.9 million in cash, including $345.4 million for the outstanding shares of Bioenvision Common and Series A Preferred Stock and options to purchase shares of Bioenvision Common Stock, and approximately $5 million for acquisition costs. The acquisition of Bioenvision provided us with the rights to clofarabine outside North America.

        In connection with the merger, holders of 2,880,000 shares of Bioenvision Common Stock, representing less than 5% of the outstanding shares of Bioenvision Common Stock on an as-converted basis immediately before the merger became effective, submitted written demands for appraisal of their shares and elected not to accept the $5.60 per share merger consideration. We refer to these stockholders as dissenting stockholders. We obtained ownership of the dissenting shares and accounted for the merger based on 100% ownership of Bioenvision. In October 2007, we accrued $16.1 million in our consolidated balance sheets, which represented our estimate of the price to be paid to the dissenting shareholders upon resolution of their appraisal demand.

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

        The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit and tax restructuring activities. We recorded immaterial adjustments to the purchase price in the first half of 2008.

Purchase of In-Process Research and Development

        We did not complete any acquisitions in the six months ended June 30, 2008. In connection with certain acquisitions that we completed between January 1, 2006 and December 31, 2007, we acquired various IPR&D projects. The following table sets forth the significant IPR&D projects for companies and certain assets we acquired between January 1, 2006 and December 31, 2007 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D	Programs Acquired	Discount Rate Used in Estimating Cash Flows		Year of Expected Launch
Bioenvision (2007)	$349.9	$125.5	Evoltra (clofarabine)(1,2)	17%		2008-2010

AnorMED Inc. (2006)	$589.2	$526.8 26.1	Mozobil (stem cell transplant)(3) AMD070 (HIV)(4)	15 15	% %	2009-2014 —

		$552.9

(1)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income of equity method investments.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions (Continued)

(2)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL, is marketed under the name Clolar in North America and as Evoltra elsewhere in the world. The IPR&D projects for Clolar are related to the development of the product for the treatment of other medical diseases.

(3)
In June 2008, we submitted marketing applications for Mozobil in the United States and Europe. We expect to launch Mozobil in these regions during the first half of 2009, following regulatory approval.

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

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2006	$6,105	$24	$—	$6,129
Acquisition(1)	2,601	—	70	2,671
Revision of estimates	(931)	2,593	—	1,662
Payments	(5,602)	(453)	—	(6,055)

Balance at December 31, 2007	2,173	2,164	70	4,407
Revision of estimates	(182)	—	—	(182)
Payments	(1,654)	(384)	(70)	(2,108)

Balance at June 30, 2008(2)	$337	$1,780	$—	$2,117

(1)
Represents amounts accrued for employee related benefits resulting from our acquisition of Bioenvision. We completed payment of these benefits in June 2008.

(2)
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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Total revenues	$937,437	$1,822,742

Net income	$76,192	$116,965

Net income per share:
Basic	$0.29	$0.44

Diluted	$0.28	$0.43

Weighted average shares outstanding:
Basic	263,911	263,693

Diluted	280,564	280,244

6.    Strategic Transactions

Collaboration with PTC Therapeutics, Inc.

        On July 15, 2008, we entered into a collaboration agreement with PTC Therapeutics, Inc., or PTC, to develop and commercialize PTC124, PTC's novel oral therapy in late-stage development for the treatment of nonsense-mutation-mediated Duchenne muscular dystrophy, or DMD, and nonsense-mutation-mediated cystic fibrosis, or CF. Under the terms of the agreement, PTC will commercialize PTC124 in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development expense in our consolidated statements of operations in July 2008. We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense. PTC will conduct and be responsible for the phase 2b trial of PTC124 in DMD, the phase 2b trial in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for PTC124 equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of PTC124 in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

  •
  up to $165.0 million in development and approval milestones, the majority of which are to be paid upon approvals obtained outside of the United States and Canada; and

  •
  up to $172.0 million in sales milestones, commencing when annual net revenues for PTC124 reach $300.0 million and increasing in increments through revenues of $2.4 billion.

PTC is also eligible to receive tiered, double-digit royalties from sales of PTC124 outside of the United States and Canada.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6.    Strategic Transactions (Continued)

Strategic Alliance with Isis

        On January 7, 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, for the treatment of familial hypercholesterolemia, or FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an investment in equity securities in our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction, and the remaining $69.9 million was allocated to the mipomersen license, which had not reached technological feasibility and did not have alternative future use. We recorded the $69.9 million license fee as a charge to research and development expense in our consolidated statements of operations in the first quarter of 2008. We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense.

        In June 2008, we finalized the terms of our license and collaboration agreement with Isis and paid Isis an additional $175.0 million upfront nonrefundable license fee, which we recorded as a charge to research and development expense in our consolidated statements of operations in June 2008. Under the terms of the agreement, Isis will contribute up to the first $125.0 million in funding for the development of mipomersen and, thereafter, we and Isis will share development costs for mipomersen equally. The initial funding commitment by Isis and shared development funding will end when the mipomersen program is profitable. In the event the research and development of mipomersen is terminated prior to Isis completing their funding obligation, we are not entitled to any refund of our $175.0 million upfront payment. Accordingly, the $175.0 million was recorded as research and development expense in June 2008. Isis is eligible to receive up to $750.0 million in commercial milestone payments and up to $825.0 million in development and regulatory milestone payments.

        We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio will be adjusted on a sliding scale as annual revenues for mipomersen ramp up to $2.0 billion, at which point we will share profits equally with Isis. The results of our mipomersen program are included in the results of our cardiovascular business unit, which are reported under the caption "Other" in our segment disclosures.

7.    Inventories

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Raw materials	$105,931	$120,409
Work-in-process	147,408	130,812
Finished goods	219,199	187,894

Total	$472,538	$439,115

        In July 2008, we wrote off one lot of Thymoglobulin, valued at approximately $5 million, due to a filter failure at our fill-finish facility in Waterford, Ireland.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8.    Goodwill and Other Intangible Assets

Goodwill

        The following table contains the change in our goodwill during the six months ended June 30, 2008 (amounts in thousands):

	As of December 31, 2007	Adjustments	As of June 30, 2008
Renal	$303,951	$—	$303,951
Therapeutics	355,494	—	355,494
Transplant	163,061	—	163,061
Biosurgery	7,585	—	7,585
Oncology	530,909	477	531,386
Other	42,828	(235)	42,593

Goodwill	$1,403,828	$242	$1,404,070

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$2,162,028	$(626,643)	$1,535,385	$1,680,190	$(545,817)	$1,134,373
Patents	194,560	(113,088)	81,472	194,560	(104,413)	90,147
Trademarks	60,623	(39,498)	21,125	60,634	(36,787)	23,847
License fees	90,871	(33,410)	57,461	90,237	(28,833)	61,404
Distribution rights(2)	382,976	(147,356)	235,620	307,260	(125,678)	181,582
Customer lists(3)	88,754	(29,924)	58,830	97,031	(33,209)	63,822
Other	2,054	(1,785)	269	2,050	(1,573)	477

Total	$2,981,866	$(991,704)	$1,990,162	$2,431,962	$(876,310)	$1,555,652

(1)
Effective January 1, 2008, reflects the consolidation of the results of BioMarin/Genzyme LLC at fair value in accordance with FIN 46R, including $480.5 million for the fair value of the manufacturing and commercialization rights to Aldurazyme, net of $12.0 million of related accumulated amortization. This intangible asset is being amortized on a straight-lined basis over a period of 20 years.

(2)
Includes an additional $75.7 million of intangible assets resulting from additional payments made or accrued in the first half of 2008 in connection with our reacquisition of the Synvisc sales and marketing rights from Wyeth, including a $60.0 million milestone payment recorded in May 2008.

(3)
Reflects the write off, during the first quarter of 2008, of $8.3 million of fully amortized customer lists assigned to our Genetics reporting unit.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8.    Goodwill and Other Intangible Assets (Continued)

        All of our other intangible assets are amortized over their estimated useful lives.

        The estimated future amortization expense for other intangible assets for the remainder of fiscal year 2008, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1,2)
2008 (remaining six months)	$113,413
2009	228,835
2010	242,005
2011	259,820
2012	200,754
Thereafter	567,645

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

(2)
Excludes future amortization expense related to the $480.5 million of technology recorded effective January 1, 2008, related to our consolidation of the results of BioMarin/Genzyme LLC, because such amortization is entirely offset by the corresponding amortization of a noncurrent liability related to the consolidation of BioMarin/Genzyme LLC.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

9.    Investments in Equity Securities

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross gains on investments in equity securities:
Sirtris Pharmaceuticals, Inc. (Sirtris)	$10,304	$—	$10,304	$—
Therapeutic Human Polyclonals, Inc. (THP)	—	—	—	10,848
Other	138	143	913	2,083

Total	10,442	143	11,217	12,931
Less: charge for impairment of investment	(1,289)	—	(1,289)	—

Gains on investments in equity securities, net	$9,153	$143	$9,928	$12,931

        In the second quarter of 2008, we recorded a $10.3 million gain resulting from the liquidation of our investment in the common stock of Sirtris for net cash proceeds of $14.8 million.

        In March 2007, we recorded a $10.8 million gain in connection with the sale of our entire investment in the capital stock of THP, which had a zero cost basis, for net cash proceeds of $10.8 million.

        At June 30, 2008, our stockholders' equity includes $28.8 million of unrealized gains and $2.6 million of unrealized losses related to our strategic investments in equity securities.

10.    Joint Venture with BioMarin

        We and BioMarin Pharmaceutical Inc., or BioMarin, formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. Prior to January 1, 2008, we recorded our portion of the results of BioMarin/Genzyme LLC in equity in income of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was $6.5 million for the three months ended June 30, 2007 and $12.6 million for the six months ended June 30, 2007.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below for the three and six months ended June 30, 2007 (amounts in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$29,127	$55,948
Gross margin	22,434	42,957
Operating expenses	(9,560)	(18,034)
Net income	13,016	25,237

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

10.    Joint Venture with BioMarin (Continued)

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

Under the restructured relationship, BioMarin/Genzyme LLC has licensed all intellectual property related to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights. We are required to pay BioMarin a tiered payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. Upon consolidation of BioMarin/Genzyme LLC, we recorded the assets and liabilities of the joint venture in our consolidated balance sheets at fair value. The value of the intellectual property of the joint venture of approximately $480.5 million was recorded as an intangible asset and will be amortized over a useful life of 20 years. As this intellectual property has been outlicensed from the joint venture to BioMarin and us for no consideration, a noncurrent liability was recorded for an amount equal to the negative value of these licenses. The noncurrent liability is being amortized over a period of 20 years. We recorded BioMarin's portion of the joint venture's losses, the amount of which was not significant for the three and six months ended June 30, 2008, as minority interest in our consolidated statements of operations.

11.    Long-Term Debt

Revolving Credit Facility

        As of June 30, 2008, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility. The terms of this credit facility include various covenants, including financial covenants, that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2008, we were in compliance with these covenants.

Mortgage

        In July 2008, we purchased land and a manufacturing facility we formerly leased in Framingham, Massachusetts for an aggregate purchase price of $38.9 million, including fees. We paid $20.8 million of cash and assumed the remaining $18.1 million in principal outstanding under the existing mortgage for the facility, which bears interest at 5.57% annually and is due in May 2020. We will allocate the purchase price to the fair value of the acquired land and buildings in our consolidated balance sheets as of July 31, 2008.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12.    Stockholders' Equity

Stock Repurchase

        During the three months ended June 30, 2008, we repurchased and retired an additional 1,000,000 shares of our common stock at an average price of $69.78 per share for a total of $69.8 million in cash, including fees. Since June 2007, when we first began repurchasing shares of our common stock, we have repurchased a cumulative total of 5,500,000 shares of our common stock at an average price of $68.09 per share for a total of $374.6 million in cash, including fees. We recorded the repurchases in our consolidated balance sheets as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pre-tax stock-based compensation expense, net of estimated forfeitures, charged to:
Cost of products and services sold(1)	$(6,311)	$(6,865)	$(12,825)	$(12,761)
Selling, general and administrative expense	(31,904)	(35,248)	(54,793)	(57,747)
Research and development expense	(16,092)	(19,143)	(28,677)	(31,455)

Total	(54,307)	(61,256)	(96,295)	(101,963)
Less: tax benefit from stock options	16,834	18,703	29,371	31,135

Total stock-based compensation expense, net of tax	$(37,473)	$(42,553)	$(66,924)	$(70,828)

Effect per common share:
Basic	$(0.14)	$(0.16)	$(0.26)	$(0.27)

Diluted	$(0.13)	$(0.15)	$(0.23)	$(0.25)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense capitalized to inventory	$3,875	$4,957	$6,996	$7,839

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12.    Stockholders' Equity (Continued)

        We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

        At June 30, 2008, there was $329.6 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.4 years.

Notes Receivable from Stockholders

        In connection with our acquisition of Biomatrix, we assumed notes receivable from five former employees, directors and consultants of Biomatrix, who we refer to as the Makers of the notes. The notes are full-recourse promissory notes that accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009. As of June 30, 2008, there was a total of $13.2 million outstanding for these notes, including $8.1 million of principal and $5.1 million of accrued interest. Of these amounts, a total of $8.0 million of principal and $4.7 million of accrued interest is attributable to one Maker. We record the amount of principal and interest outstanding under the notes in stockholders' equity because the notes were originally received in exchange for the issuance of Biomatrix common stock, which was subsequently converted into Genzyme Stock.

        During the second quarter of 2008, we received a total of $2.8 million of cash and shares of Genzyme stock valued at $0.3 million from three of the Makers as payment in full of their notes, including accrued interest. A total of $11.5 million in principal and accrued interest has come due under the notes but has not yet been repaid, all due from one Maker. We are pursuing collection of this past due amount and the notes will continue to accrue interest until the outstanding principal and accrued interest have been repaid.

13.    Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        In April 2005, Church & Dwight Co., Inc., or Church & Dwight, filed a suit in U.S. District Court for the District of New Jersey against Abbott Laboratories, or Abbott, claiming that certain over-the-counter pregnancy tests distributed by Abbott between 1999 and 2003 infringed upon patents owned by Church & Dwight. During part of this period, a portion of the test kits distributed by Abbott were manufactured by Wyntek Diagnostics, Inc., or Wyntek, which had agreed to indemnify Abbott for patent infringement related costs and damages for these products. In 2002, we acquired Wyntek and assumed the obligations under this agreement. In June 2008, the court issued a ruling awarding Church & Dwight approximately $29 million in damages based on a jury finding of willful infringement by Abbott. This award has not yet been entered as a final ruling. Abbott will have 60 days from the final entry of this award to file an appeal. Because multiple parties, including Abbott, manufactured infringing product for Abbott during this period, any responsibility that we may have for indemnifying Abbott is only for a portion of its costs and damages related to this case. We currently are disputing with Abbott the percentage of infringing product that was supplied by us and may in the future assert additional claims that, if successful, would reduce or relieve us of any liability.

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks; Genzyme General Stock (which we now refer to as Genzyme Stock), Biosurgery Stock

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13.    Commitments and Contingencies (Continued)

and Molecular Oncology Stock. On August 6, 2007, we reached an agreement in principle to settle for $64.0 million, lawsuits related to our 2003 exchange of Genzyme Stock for Biosurgery Stock. As a result, we recorded a liability for the settlement payment of $64.0 million as a charge to SG&A in our consolidated statements of operations in June 2007, which we subsequently paid in August 2007. The court approved the settlement in October 2007. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with these cases; the insurers have purported to deny coverage, and therefore, we have not recorded a receivable for any potential recovery from our insurers. We intend to vigorously pursue our rights with respect to insurance coverage and to the extent we are successful, we will record the recovery in our consolidated statements of operations.

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse affect on our financial position or results of operations.

14.    Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Provision for income taxes	$38,407	$64,090	$98,524	$135,283
Effective tax rate	36%	43%	31%	36%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses totaling $8.7 million for the three months ended and $16.7 million for the six months ended June 30, 2008, as compared to $8.5 million for the three months ended and $15.4 million for the six months ended June 30, 2007.

        Our effective tax rate for the three and six months ended June 30, 2008 was also impacted by the settlement of IRS audits for the tax years 2004 to 2005. We recorded a $4.3 million tax benefit to our income tax provision reflecting the settlement of various issues. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

        We are currently under IRS audit for the tax years 2006 to 2007 and various states for the tax years 1999 to 2005. We believe that we have provided sufficiently for all audit exposures. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14.    Provision for Income Taxes (Continued)

year may result in an adjustment of future tax provisions. Any such adjustment would be recorded upon the effective settlement of the audit or expiration of the applicable statute of limitations.

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

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Renal	$199,419	$172,249	$397,189	$337,926
Therapeutics(1)	611,935	464,749	1,180,628	894,266
Transplant	47,843	43,424	93,773	84,701
Biosurgery	131,215	107,889	242,877	206,282
Genetics	78,534	73,714	152,863	139,872
Oncology	33,324	17,430	62,372	39,879
Other	68,407	53,564	140,653	112,973
Corporate	457	400	840	703

Total	$1,171,134	$933,419	$2,271,195	$1,816,602

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15.    Segment Information (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) before income taxes:
Renal	$88,170	$72,757	$181,445	$137,760
Therapeutics(1)	378,199	292,025	743,409	589,999
Transplant	(11,496)	(7,127)	(19,410)	(10,325)
Biosurgery	28,670	18,968	47,456	31,835
Genetics	3,620	11,965	7,729	15,769
Oncology(2)	(26,666)	(12,826)	(51,651)	(19,712)
Other(2,3)	(175,599)	(224)	(240,578)	1,415
Corporate(4)	(176,927)	(227,654)	(355,041)	(369,477)

Total	$107,971	$147,884	$313,359	$377,264

(1)
Effective January 1, 2008, as a result of our restructured relationship with BioMarin/Genzyme LLC, instead of sharing all costs and profits of Aldurazyme equally, we began to record all sales of, and SG&A related to Aldurazyme.

(2)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

(3)
Includes a charge of $175.0 million recorded in June 2008 and a charge of $69.9 million recorded in February 2008 representing license fees paid to Isis for the exclusive worldwide rights to mipomersen which we recorded to research and development expense in our consolidated statements of operations. These charges were incurred by our cardiovascular business unit which had minimal revenues and expenses excluding this charge.

(4)
Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of our stock-based compensation expense, as well as gains on investments in equity securities, net of a charge for impairment of investment, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15.    Segment Information (Continued)

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2008	December 31, 2007
Segment Assets(1):
Renal	$1,462,292	$1,468,428
Therapeutics(2)	1,829,763	1,230,128
Transplant	435,234	415,903
Biosurgery	515,357	458,412
Genetics	172,853	148,787
Oncology	939,637	940,097
Other	238,972	246,496
Corporate(3)	3,588,744	3,393,490

Total	$9,182,852	$8,301,741

(1)
Assets for our six reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
Includes the consolidation of the results of BioMarin/Genzyme LLC at fair value, including $480.5 million of additional technology recorded in the first quarter of 2008 for the fair value of BioMarin/Genzyme LLC's manufacturing and commercialization rights to Aldurazyme, net of $12.0 million of related accumulated amortization.

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Cash, cash equivalents, short- and long-term investments in debt securities	$1,254,495	$1,460,394
Deferred tax assets, net	429,478	260,005
Property, plant & equipment, net	1,407,459	1,240,992
Investments in equity securities	162,930	89,181
Other assets	334,382	342,918

Total	$3,588,744	$3,393,490

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

Diagnostic Assets of Diagnostic Chemicals Limited

        On December 3, 2007, we acquired certain diagnostic assets from Diagnostic Chemicals Limited, or DCL, a privately-held diagnostics and biopharmaceutical company, including DCL's line of over 50 formulated clinical chemistry reagents and their diagnostics operations in Prince Edward Island, Canada and Connecticut. We paid consideration of $53.8 million in cash.

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

        Bioenvision was focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. The acquisition of Bioenvision provides us with the rights to clofarabine outside North America. We currently market clofarabine in the United States and Canada under the brand name Clolar for relapsed and refractory pediatric ALL patients. In Europe, we co-developed clofarabine with Bioenvision and, prior to the acquisition, Bioenvision had been marketing the product under the brand name Evoltra, also for the treatment of relapsed and refractory pediatric ALL patients. We are developing clofarabine for diseases with significantly larger patient populations, including use as a first-line therapy for the treatment of adult AML. Clofarabine has been granted orphan drug status for the treatment of ALL and AML in both the United States and European Union.

STRATEGIC TRANSACTIONS

Collaboration with PTC

        On July 15, 2008, we entered into a collaboration agreement with PTC to develop and commercialize PTC124, PTC's novel oral therapy in late-stage development for the treatment of nonsense-mutation-mediated DMD and nonsense-mutation-mediated CF. Under the terms of the agreement, PTC will commercialize PTC124 in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development in our consolidated statements of operations in July 2008. We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense. PTC will conduct and be responsible for the phase 2b trial of PTC124 in DMD, the phase 2b trial in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for

PTC124 equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of PTC124 in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

  •
  up to $165.0 million in development and approval milestones, the majority of which are to be paid upon approvals obtained outside of the United States and Canada; and

  •
  up to $172.0 million in sales milestones, commencing when annual net revenues for PTC124 reach $300.0 million and increasing in increments through revenues of $2.4 billion.

PTC is also eligible to receive tiered, double-digit royalties from sales of PTC124 outside of the United States and Canada.

Strategic Alliance with Isis

        On January 7, 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, for the treatment of FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an investment in equity securities in our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction and the remaining $69.9 million was allocated to the mipomersen license, which had not reached technological feasibility and did not have alternative future use. We recorded the $69.9 million license fee as a charge to research and development expense in our consolidated statements of operations in the first quarter of 2008. We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense.

        In June 2008, we finalized the terms of our license and collaboration agreement with Isis and paid Isis an additional $175.0 million upfront nonrefundable license fee, which we recorded as a charge to research and development expense in our consolidated statements of operations in June 2008. Under the terms of the agreement, Isis will contribute up to the first $125.0 million in funding for the development of mipomersen and, thereafter, we and Isis will share development costs for mipomersen equally. The initial funding commitment by Isis and shared development funding will end when the mipomersen program is profitable. In the event the research and development of mipomersen is terminated prior to Isis completing their funding obligation, we are not entitled to any refund of our $175.0 million upfront payment. Accordingly, the $175.0 million was recorded as research and development expense in June 2008. Isis is eligible to receive up to $750.0 million in commercial milestone payments and up to $825.0 million in development and regulatory milestone payments.

        We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio will be adjusted on a sliding scale as annual revenues for mipomersen ramp up to $2.0 billion, at which point we will share profits equally with Isis. The results of our mipomersen program will be included in the results of our cardiovascular business unit, which are reported under the caption "Other" in our segment disclosures.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant judgments and estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Exhibit 13 to our 2007 Form 10-K. There have been no significant changes to our critical accounting policies or significant judgments and estimates since December 31, 2007. Additional information regarding our provisions and estimates for our product sales allowances, sales allowance reserves and accruals, and distributor fees, and the key assumptions we use to determine the fair value assigned to in-process research and development are included below.

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

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product sales allowances:
Contractual adjustments	$107,095	$101,396	6%	$209,014	$186,191	12%
Discounts	5,503	4,779	15%	11,008	9,193	20%
Sales returns	4,917	5,705	(14)%	11,668	7,422	57%

Total product sales allowances	$117,515	$111,880	5%	$231,690	$202,806	14%

Total gross product sales	$1,189,317	$957,362	24%	$2,309,759	$1,846,478	25%

Total product sales allowances as a percent of total gross product sales	10%	12%		10%	11%

        Total product sales allowances increased $5.6 million, or 5%, for the three months ended June 30, 2008, as compared to the same period of 2007, and $28.9 million, or 14%, for the six months ended June 30, 2008, as compared to the same period of 2007, primarily due to an increase in overall gross product sales, and to a lesser extent, changes in rebate rates or product mix. The decrease in sales returns allowances for the three months ended June 30, 2008, as compared to the same period of 2007, is primarily due to a slight decrease in estimates for the volume of product returns for our Renal segment. The increase in sales returns allowances for the six months ended June 30, 2008, as compared to the same period of 2007, is primarily due to increased estimates for the volume of product returns for our Transplant, Biosurgery and Renal segments.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased 6% to approximately $164 million as of June 30, 2008, as compared to approximately $155 million as of December 31, 2007, primarily due to increased product sales. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for each of the last three years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$1,611	$3,198	$6,019	$6,290
Charged to SG&A	3,569	3,458	6,520	6,434

Total distributor fees	$5,180	$6,656	$12,539	$12,724

        Total distributor fees decreased $1.5 million for the three months ended June 30, 2008, as compared to the same period of 2007, primarily due to decreased estimates for distributor fees for our Renal segment.

In-Process Research and Development

        In-process research and development represents the fair value assigned to incomplete technologies that we acquire, which at the time of acquisition, have not reached technological feasibility and have no alternative future use. The fair value of such technologies is expensed upon acquisition. A technology is considered to have an alternative future use if it is probable that the acquirer will use the asset in its current, incomplete state as it existed at the acquisition date, the asset will be used in another research and development project that has not yet commenced, and economic benefit is anticipated from that use. If a technology is determined to have an alternative future use, then the fair value of the program would be recorded as an asset on the balance sheet rather than expensed. None of the incomplete technology programs we have acquired through our business combinations have reached technological feasibility nor had an alternative future use and, therefore, the fair value of those programs was expensed on the acquisition date. Substantial additional research and development will be required before any of our acquired programs reach technological feasibility. In addition, once research is completed, each underlying product candidate will need to complete a series of clinical trials and receive regulatory approvals prior to commercialization.

        Charges for in-process research and development acquired through business combinations, which we refer to as IPR&D, are classified in our consolidated statements of operations within the line item Purchase of In-Process Research and Development. Conversely, nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use are classified in our consolidated statements of operations within the line item Research and Development.

        Management assumes responsibility for determining the valuation of the acquired IPR&D programs. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the future cash flows expected from the programs since the date of our acquisition. Accordingly, such cash flows reflect our estimates of revenues, costs of sales, operating expenses and income taxes from the acquired IPR&D programs based on the following factors:

  •
  relevant market sizes and market growth factors;

  •
  current and expected trends in technology and product life cycles;

  •
  the time and investment that will be required to develop products and technologies;

  •
  the ability to obtain marketing authorization and regulatory approvals;

  •
  the ability to manufacture and commercialize the products;

  •
  the extent and timing of potential new product introductions by our competitors that may be deemed more efficacious, more convenient to use, or more cost effective;

  •
  the amount of revenues that will be derived from the products; and

  •
  the appropriate discount rates to use in the analysis.

        The discount rates used are commensurate with the uncertainties associated with the economic estimates described above. The resulting discounted future cash flows are then probability-adjusted to reflect the different stages of development, the time and resources needed to complete the development of the product and the risks of advancement through the product approval process. In estimating the future cash flows, we also consider the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D programs and adjust future cash flows for a charge reflecting the contribution to value of these assets. Such contributory tangible and intangible assets may include, but are not limited to, working capital, fixed assets, assembled workforce, customer relationships, patents, trademarks, and core technology.

        Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values and IPR&D expense. There can be no assurance that we will be able to successfully develop and complete the acquired IPR&D programs and profitably commercialize the underlying product candidates before our competitors develop and commercialize products for the same indications. Moreover, if certain of the acquired IPR&D programs fail, are abandoned during development, or do not receive regulatory approval, then we may not realize the future cash flows we have estimated and recorded as IPR&D on the acquisition date, and we may also not recover the research and development investment made since the acquisition to further develop that program. If such circumstances were to occur, our future operating results could be materially adversely impacted.

        We have included additional information on the nature, timing and estimated costs necessary to complete our acquired IPR&D programs and the key assumptions used to determine the fair value of specific IPR&D programs under the caption "Purchase of In-Process Research and Development" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product revenue	$1,071,801	$845,482	27%	$2,078,069	$1,643,672	26%
Service revenue	90,622	82,475	10%	176,486	158,356	11%

Total product and service revenue	1,162,423	927,957	25%	2,254,555	1,802,028	25%
Research and development revenue	8,711	5,462	59%	16,640	14,574	14%

Total revenues	$1,171,134	$933,419	25%	$2,271,195	$1,816,602	25%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel/Renvela, Hectorol and bulk sevelamer;

  •
  Therapeutics products, including Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Thyrogen;

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

        The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Renal:
Renagel/Renvela (including sales of bulk sevelamer)	$168,567	$144,954	16%	$337,261	$282,338	19%
Hectorol	30,852	27,295	13%	59,928	55,588	8%

Total Renal	199,419	172,249	16%	397,189	337,926	18%

Therapeutics:
Cerezyme	319,360	282,979	13%	623,663	546,770	14%
Fabrazyme	126,608	104,349	21%	243,083	205,013	19%
Thyrogen	39,448	29,540	34%	73,233	55,878	31%
Myozyme	77,222	46,745	65%	144,546	84,664	71%
Aldurazyme	38,667	—	N/A	75,506	—	N/A
Other Therapeutics	10,437	705	>100%	20,209	872	>100%

Total Therapeutics	611,742	464,318	32%	1,180,240	893,197	32%

Transplant:
Thymoglobulin/Lymphoglobuline	45,592	41,376	10%	89,265	80,818	10%
Other Transplant	2,251	2,048	10%	4,508	3,703	22%

Total Transplant	47,843	43,424	10%	93,773	84,521	11%

Biosurgery:
Synvisc/Synvisc-One	70,927	64,863	9%	127,069	118,459	7%
Sepra products	34,780	25,076	39%	65,384	48,191	36%
Other Biosurgery	13,392	8,386	60%	26,973	18,958	42%

Total Biosurgery	119,099	98,325	21%	219,426	185,608	18%

Oncology	25,939	14,574	78%	48,220	31,271	54%

Other product revenue	67,759	52,592	29%	139,221	111,149	25%

Total product revenues	$1,071,801	$845,482	27%	$2,078,069	$1,643,672	26%

Renal

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased 16% to $168.6 million for the three months ended June 30, 2008, as compared to the same period of 2007. Renagel price increases in the United States in April 2007 accounted for $4.7 million of the additional revenue, while increased end-user demand worldwide accounted for $11.4 million of additional revenue. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, for the three months ended June 30, 2008, as compared to the same period of 2007, positively impacted Renagel revenue by $9.1 million. Sales of Renagel/Renvela, including sales of bulk sevelamer, were 14% of our total revenue for the three months ended June 30, 2008, as compared to 16% for the same period of 2007.

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased 19% to $337.3 million for the six months ended June 30, 2008, as compared to the same period of 2007. Renagel price increases in the United States in April 2007 accounted for $11.2 million of the additional revenue, while increased end-user demand worldwide accounted for $23.0 million of additional revenue. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, for the six months ended June 30, 2008, as compared to the same period of 2007, positively impacted Renagel revenue by $17.7 million. Sales of Renagel/Renvela, including sales of bulk sevelamer, were 15% of our total revenue for the six months ended June 30, 2008, as compared to 16% for the same period of 2007.

        On October 22, 2007, the FDA granted marketing approval for Renvela, a second-generation buffered form of Renagel for the control of serum phosphorus in patients with CKD on dialysis. In March 2008, we launched Renvela for dialysis patients in the United States and the product is now included in more than 85% of health plan formularies. Sales of Renvela in the United States were $0.8 million for the three months ended and $5.4 million for the six months ended June 30, 2008. We are currently pursuing regulatory approvals in Europe, South America and in other international markets.

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

        Sales of Hectorol increased 13% to $30.9 million for the three months ended and 8% to $59.9 million for the six months ended June 30, 2008, as compared to $27.3 million and $55.6 million for the same periods of 2007, primarily due to higher end-user demand.

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

        Renagel/Renvela and Hectorol compete with several other marketed products and our future sales may be impacted negatively by these products. Both Renagel and Hectorol also are subjects of Abbreviated New Drug Applications (ANDAs) containing "Paragraph IV certifications," which is the filing a generic manufacturer uses to challenge one or more patents in order to seek U.S. regulatory approval to market a generic version of a drug prior to the expiration date of those patents.

        In the case of Renagel, the ANDA Paragraph IV certification relates only to one of our Renagel patents, namely our patent that covers features of our tablet dosage form. This patent expires in 2020. The ANDA applicant has alleged that its generic tablet would not infringe our tablet dosage form patent, but we have not yet received sufficient information from the ANDA applicant to assess the merits of this position. The ANDA does not contain a Paragraph IV certification with respect to our Renagel pharmaceutical composition and medical use patent estate, which protect the product and its approved indications until 2014.

        In the case of Hectorol, the ANDA applicant has submitted a Paragraph IV certification alleging the invalidity of our patent related to the use of Hectorol to treat hyperparathyroidism secondary to end-stage renal disease (which patent expires in 2014), and alleging non-infringement of our patent claiming our highly purified form of Hectorol (which patent expires in 2021). We believe that our patents are valid, and have not yet received sufficient information from the ANDA application to assess the merits of its non-infringement allegation.

        If either of the ANDA filers or any other generic manufacturer were to receive approval to sell a generic version of Renagel or Hectorol, our revenues from those products would be adversely affected. In addition, our ability to continue to increase sales of Renagel/Renvela and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel/Renvela dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel/Renvela and Hectorol with our wholesalers could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 32% to $611.7 million for the three months ended and 32% to $1.2 billion for the six months ended June 30, 2008, as compared to the same periods of 2007, due to continued growth in sales of Cerezyme, Fabrazyme and Myozyme and the inclusion of Aldurazyme sales in our results of operations beginning in 2008. As a result of our restructured relationship with BioMarin and BioMarin/Genzyme LLC regarding the manufacturing, marketing and sale of Aldurazyme, effective January 1, 2008, we began to record all sales of Aldurazyme.

        Sales of Cerezyme increased 13% to $319.4 million for the three months ended and 14% to $623.7 million for the six months ended June 30, 2008, as compared to the same periods of 2007, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Through October 2007, our price for Cerezyme had remained consistent from period to period. Effective November 1, 2007, we implemented a 3% price increase in the United States for Cerezyme. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Cerezyme revenue by $19.2 million for the three months ended and $36.5 million for the six months ended June 30, 2008, as compared to the same periods of 2007.

        Sales of Fabrazyme increased 21% to $126.6 million for the three months ended and 19% to $243.1 million for the six months ended June 30, 2008, as compared to the same periods of 2007, is primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets. We implemented a 3% price increase for Fabrazyme in the United States in November 2007 which did not have a significant impact on Fabrazyme revenue for the three and six months ended

June 30, 2008. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Fabrazyme revenue by $8.3 million for the three months ended and $15.8 million for the six months ended June 30, 2008, as compared to the same periods of 2007.

        Sales of Myozyme were $77.2 million for the three months ended and $144.5 million for the six months ended June 30, 2008, as compared to $46.7 million and $84.7 million for the same periods of 2007. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. Myozyme has received orphan drug designation in both the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In April 2007, Myozyme was approved for commercial sale in Japan and subsequently, in June 2007, we launched the product upon receipt of reimbursement approval. We expect to file for approval in several additional countries in the second half of 2008. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Myozyme revenue by $4.5 million for the three months ended and $7.9 million for the six months ended June 30, 2008, as compared to the same periods of 2007.

        We currently manufacture Myozyme in the United States at the 160 liter bioreactor, or 160L, scale at our manufacturing facility in Framingham, Massachusetts and at the 2000L scale at our manufacturing facility in Allston, Massachusetts. We have begun Myozyme fill-finish at our 2000L facility in Waterford, Ireland. We have approval to sell Myozyme manufactured at the 160L scale in the United States and Myozyme produced at the 2000L scale has been approved for sale in more than 40 countries outside the United States.

        In October 2007, we submitted an application to the FDA seeking approval of Myozyme produced at the 2000L scale to meet the expected demand for the product in the U.S. market going forward. In April 2008, the FDA concluded that Myozyme produced at the 160L scale and at the 2000L scale should be classified as two different products because of differences in the carbohydrate structures of the molecules. As a result, the FDA has required us to submit a separate BLA to gain U.S. approval for alglucosidase alfa (Myozyme) produced at the 2000L scale. The FDA proposed that we initiate a rolling BLA review process by submitting results from our Late Onset Treatment Study, or LOTS study, for Myozyme because the Myozyme used in that study was produced at the 2000L scale. We had already been in the process of preparing the results of that study for submission to the FDA to fulfill a post-marketing commitment. The LOTS study, which met its co-primary efficacy endpoints, was undertaken to evaluate the safety and efficacy of Myozyme in juvenile and adult patients with Pompe disease. In May 2008, we submitted the BLA for alglucosidase alfa (Myozyme) produced at the 2000L scale to the FDA. We expect the FDA to give the BLA priority review and to act on the application by the end of 2008. We anticipate that this process will culminate in the availability of two commercial versions of Myozyme in the United States: one produced at the 160L scale and the other produced at the 2000L scale. This decision by the FDA will negatively impact our anticipated 2008 Myozyme revenue growth by approximately $45 million and because we will continue to provide Myozyme to some patients through a clinical access program, we anticipate that costs related to Myozyme in 2008 will be approximately $8-$10 million more than originally expected. We expect demand for Myozyme to continue to grow and expect to begin providing U.S. patients with commercial 2000L product during the first quarter of 2009. In the meantime, we are continuing our efforts to optimize supply for the U.S. market.

        To meet the global demand for Myozyme, we are working to secure approval to produce Myozyme at our 4000 liter bioreactor, or 4000L, scale manufacturing facility in Belgium. We are conducting process validation runs for Myozyme produced at the 4000L scale, which we expect to complete in 2008 and subsequently file for EMEA approval. We expect European authorities will approve Myozyme production at the 4000L scale at our Belgium manufacturing facility during the first half of 2009.

Product supply of Myozyme in 2009 is expected to be particularly tight until production at the 4000L scale at this facility is approved.

        Effective January 1, 2008, we, BioMarin and BioMarin/Genzyme LLC restructured our relationship regarding the manufacturing, marketing and sale of Aldurazyme and entered into several new agreements. BioMarin will continue to manufacture Aldurazyme. We will continue to purchase Aldurazyme exclusively from BioMarin and globally market and sell the product. Effective January 1, 2008, instead of sharing all costs and profits of Aldurazyme equally, we began to record all sales of Aldurazyme and began paying BioMarin a tiered payment ranging from approximately 39.5% to 50% of worldwide net product sales of Aldurazyme. Aldurazyme product revenue was $38.7 million for the three months ended and $75.5 million for the six months ended June 30, 2008. Prior to January 1, 2008, on behalf of BioMarin/Genzyme LLC, we were commercializing Aldurazyme in the United States, Canada, the European Union, Latin America and the Asia-Pacific regions and continuing to launch Aldurazyme on a country-by-country basis as pricing and reimbursement approvals were obtained. BioMarin/Genzyme LLC's Aldurazyme product revenue recorded by BioMarin/Genzyme LLC, was $29.1 million for the three months ended and $55.9 million for the six months ended June 30, 2007. The increase in Aldurazyme sales of $9.5 million for the three months ended and $19.6 million for the six months ended June 30, 2008 are primarily attributable to increased patient identification worldwide as Aldurazyme was introduced into new markets. We have applications for marketing approval for Aldurazyme currently pending in several countries in Latin America, Central and Eastern Europe and the Asia-Pacific regions.

        Sales of Thyrogen increased 34% to $39.4 million for the three months ended and 31% to $73.2 million for the six months ended June 30, 2008, as compared to the same periods of 2007. Thyrogen price increases of approximately 10% in the United States in April 2007 and 15% in the United States in March 2008 accounted for additional revenue of $2.8 million for the three months ended and $4.2 million for the six months ended June 30, 2008, while worldwide volume growth positively impacted sales by $5.9 million for the three months ended and $10.0 million for the six months ended June 30, 2008. The strengthening of foreign currencies, primarily the Euro against the U.S. dollar, positively impacted Thyrogen revenue by $2.0 million for the three months ended and $3.9 million for the six months ended June 30, 2008, as compared to the same periods of 2007. In December 2007 we received FDA approval for the use of Thyrogen in thyroid cancer remnant ablation procedures.

Transplant

        Transplant product revenue increased 10% to $47.8 million for the three months ended and 11% to $93.8 million for the six months ended June 30, 2008, as compared to the same periods of 2007. This was primarily due to a $4.3 million increase for the three months ended and a $9.7 million increase for the six months ended June 30, 2008 in Thymoglobulin revenue as a result of an 11% increase in the worldwide average sales price of Thymoglobulin. In addition, sales of Thymoglobulin increased $2.7 million for the three months ended and $4.0 million for the six months ended June 30, 2008, due to an increase in sales volume resulting from increased utilization of Thymoglobulin in transplant procedures worldwide.

        In March 2008, we recalled one lot and in April 2008 we recalled an additional three lots of Thymoglobulin that no longer met our specifications for product appearance. The value of the product returned as a result of these recalls was not significant. We expect to recall additional lots this year for the same reason, although most of the product will likely be consumed prior to a recall being necessary. In July 2008, we wrote off one lot of Thymoglobulin, valued at approximately $5 million, due to a filter failure at our fill-finish facility in Waterford, Ireland. We will continue to closely monitor our Thymoglobulin inventory levels and have increased production in an effort to maintain adequate supply levels throughout the remainder of 2008. We have begun construction of a new manufacturing plant for Thymoglobulin in Lyon, France to support the long-term growth of the product.

Biosurgery

        Biosurgery product revenue increased 21% to $119.1 million for the three months ended and 18% to $219.4 million for the six months ended June 30, 2008, as compared to the same periods of 2007. Seprafilm revenue increased $8.2 million for the three months ended and $14.9 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to greater penetration of the product into the United States, Japanese and European markets.

        We received approval to market Synvisc-One, a single injection regimen, in the European Union in December 2007. In November 2007, we received a letter from the FDA requesting additional analysis and data regarding our marketing application for Synvisc-One in the United States. We responded to the FDA's letter in June 2008 and we currently expect regulatory action on our marketing application by the end of 2008. We also plan on pursuing marketing approvals for Synvisc-One in Canada, Asia and Latin America.

        The combined revenues of Synvisc/Synvisc-One increased 9% to $70.9 million for the three months ended and 7% to $127.1 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to an expanded sales and marketing investment and the initiation of direct sales of the product in Latin America.

        Other Biosurgery product revenue increased 60% to $13.4 million for the three months ended and 42% to $27.0 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to $4.6 million of revenue for the three months ended and $7.1 million of revenue for the six months ended June 30, 2008 related to a dermal filler we are developing with and manufacturing for sale to Mentor Corporation, or Mentor.

Oncology

        Oncology product revenue increased 78% to $25.9 million for the three months ended and 54% to $48.2 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to the addition of sales of Clolar outside of North America, which rights we acquired in connection with our acquisition of Bioenvision in October 2007.

        In September 2007, the FDA approved expanded labeling for Campath to include first-line treatment of patients with B-cell chronic lymphocytic leukemia, or B-CLL, significantly increasing the number of patients eligible to receive the product. In December 2007 we received European approval for this expanded indication as well.

        We are developing the intravenous formulation of Clolar for significantly larger indications, including first-line and relapsed or refractory acute myelogenous leukemia, or AML, in adults. We are also developing an oral formulation of Clolar and have initiated clinical trials for the treatment of myelodysplastic syndrome, or MDS. Clolar has been granted orphan drug status for the treatment of ALL and AML in both the United States and European Union.

Other Product Revenue

        Other product revenue increased 29% to $67.8 million for the three months ended and 25% to $139.2 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to:

  •
  a 32% increase to $38.3 million for the three months ended and a 32% increase to $78.7 million for the six months ended June 30, 2008 in sales of diagnostic products, due to the acquisition of

    DCL in December 2007 and the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, which positively impacted diagnostic products revenue by $1.0 million for the three months ended and $1.8 million for the six months ended June 30, 2008; and

  •
  a 46% increase in sales of liquid crystals to $10.4 million for the three months ended and a 41% increase to $23.7 million for the six months ended June 30, 2008 combined with a 43% increase in sales of WelChol to $14.5 million for the three months ended and a 20% increase to $30.1 million for the six months ended June 30, 2008, due to bulk sales and royalties earned as a result of increased demand from our U.S. marketing partner, Sankyo Pharma, Inc., or Sankyo.

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

        The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Therapeutics	$167	$—	N/A	$343	$—	N/A
Biosurgery	11,298	8,338	36%	22,030	17,700	24%
Genetics	78,534	73,714	7%	152,863	139,872	9%
Oncology	424	346	23%	834	628	33%
Other	199	77	>100%	416	156	>100%

Total service revenue	$90,622	$82,475	10%	$176,486	$158,356	11%

        Service revenue attributable to our Biosurgery reporting segment increased 36% to $11.3 million for the three months ended and 24% to $22.0 million for the six months ended June 30, 2008, as compared to the same periods of 2007. The increases were primarily due to higher demand for Epicel and MACI.

        Service revenue attributable to our Genetics reporting segment increased 7% to $78.5 million for the three months ended and 9% to $152.9 million for the six months ended June 30, 2008, as compared to the same periods of 2007. The increases were primarily attributable to continued growth in revenue from our genetic testing and prenatal screening services and the increase in demand for certain testing services for patients diagnosed with cancer.

        The strengthening of foreign currencies against the U.S. dollar for the three and six months ended June 30, 2008, as compared to the same periods of 2007, did not have a significant impact on service revenue.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
International product and service revenue	$623,237	$439,897	42%	$1,187,364	$850,916	40%
% of total product and service revenue	54%	47%		53%	47%

        The 42% increase to $623.2 million in international product and service revenue for the three months ended and the 40% increase to $1.2 billion for the six months ended June 30, 2008, as compared to the same periods of 2007, is primarily due to an $107.7 million increase for the three month period and a $197.3 million increase for the six month period in the combined international sales of Renagel, Cerezyme, Fabrazyme and Myozyme, primarily due to an increase in the number of patients using these products in the European Union, South America and the Asia-Pacific rim. In addition, due to the restructured relationship with BioMarin/Genzyme LLC, we began to record Aldurazyme revenue effective January 1, 2008. Revenue generated outside the United States for Aldurazyme was $31.5 million for the three months ended and $61.2 million for the six months ended June 30, 2008, which had been recorded as joint venture revenue by BioMarin/Genzyme LLC in 2007.

        International product and service revenue as a percentage of total product and service revenue increased due primarily to the addition of revenue generated outside the United States for Aldurazyme and clofarabine. We began recording clofarabine revenue outside the United States as a result of our acquisition of Bioenvision in October 2007, which provided us with the exclusive, worldwide rights to clofarabine.

        The strengthening of foreign currencies against the U.S. dollar, primarily the Euro, positively impacted total product and service revenue by $51.9 million for the three months ended and $98.5 million for the six months ended June 30, 2008, as compared to the same periods of 2007.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Therapeutics	$26	$431	(94)%	$45	$1,069	(96)%
Transplant	—	—	N/A	—	180	(100)%
Biosurgery	818	1,226	(33)%	1,421	2,974	(52)%
Oncology	6,961	2,510	>100%	13,318	7,980	67%
Other	464	896	(48)%	1,031	1,669	(38)%
Corporate	442	399	11%	825	702	18%

Total research and development revenue	$8,711	$5,462	59%	$16,640	$14,574	14%

        Total research and development revenue increased by $3.2 million for the three months ended and $2.1 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to increases in revenue recognized by our Oncology reporting segment due to higher development activity for Campath, particularly in the multiple sclerosis development program.

MARGINS

        The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product margin	$830,458	$682,230	22%	$1,619,987	$1,325,696	22%
% of total product revenue	77%	81%		78%	81%
Service margin	$31,635	$28,129	12%	$61,925	$56,271	10%
% of total service revenue	35%	34%		35%	36%
Total product and service margin	$862,093	$710,359	21%	$1,681,912	$1,381,967	22%
% of total product and service revenue	74%	77%		75%	77%

Product Margin

        Our overall product margin increased $148.2 million, or 22%, for the three months ended and $294.3 million, or 22%, for the six months ended June 30, 2008, as compared to the same periods of 2007. This is primarily due to:

  •
  improved margins for Hectorol and Renagel due to price increases, increased unit volume and increased efficiency at our global manufacturing facilities;

  •
  increased margins for Cerezyme, Fabrazyme, Thyrogen and Myozyme due to increased sales volume;

  •
  an increase in product margin for Seprafilm due to increased sales;

  •
  an increase in product margin for Hylaform due to milestone payments received in 2008 for which there were no comparable amounts received in 2007;

  •
  an increase in product margin for diagnostic products due to our acquisition of DCL in December 2007; and

  •
  an increase in product margin for our oncology business due to higher demand for Campath worldwide, and an increase in worldwide sales of Clolar due to our acquisition of Bioenvision in October 2007.

        These increases in product margin were partially offset by the unfavorable effect of exchange rates of $10.3 million for the three months ended and $19.8 million for the six months ended June 30, 2008 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

        Total product margin as a percentage of total product revenue for the three and six months ended June 30, 2008, as compared to the same periods of 2007, decreased due to the increase in sales of Myozyme and the addition of Aldurazyme to the results, both of which have lower than average margins, and to higher unit costs for Cerezyme and Fabrazyme.

        For purposes of this discussion, the amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin increased $3.5 million, or 12%, for the three months ended and $5.7 million, or 10%, for the six months ended June 30, 2008, as compared to the same periods of 2007. The increases were primarily attributable to increases in revenues from our genetic testing and prenatal screening services.

        Total service margin as a percent of total service revenue increased by 1% for the three months ended June 30, 2008, as compared to the same period of 2007, due to an increase in Epicel revenue. Total service margin as a percent of total service revenue decreased by 1% for the six months ended June 30, 2008, as compared to the same period of 2007, primarily due to an increase in Carticel and MACI unit costs.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

        The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Selling, general and administrative expenses	$347,305	$339,480	2%	$665,691	$608,501	9%
% of total revenue	30%	36%		29%	33%

        SG&A increased by $7.8 million for the three months ended and $57.2 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to spending increases of:

  •
  $6.7 million for the three months ended and $9.4 million for the six months ended June 30, 2008 for Renal, primarily due to sales force expansion for Renvela;

  •
  $17.9 million for the three months ended and $30.3 million for the six months ended June 30, 2008 for Therapeutics, primarily due to costs incurred related to Aldurazyme, which were recorded by BioMarin/Genzyme LLC in the same period of 2007, combined with continued marketing activities for Cerezyme, Fabrazyme and Myozyme;

  •
  $2.3 million for the three months ended and $3.9 million for the six months ended June 30, 2008 for Transplant, primarily due to our investment in international programs and personnel;

  •
  $7.9 million for the three months ended and $13.2 million for the six months ended June 30, 2008 for Biosurgery, primarily due to the expansion of our Sepra sales force in the second half of 2007, combined with additional marketing activities;

  •
  $9.8 million for the three months ended and $12.0 million for the six months ended June 30, 2008 for Genetics, primarily due to a $6.1 million adjustment recorded in June 2007 to accruals related to our acquisition of the Physician Services and Analytical Services business units of IMPATH Inc. in May 2004 and to personnel additions;

  •
  $4.7 million for the three months ended and $9.3 million for the six months ended June 30, 2008 for Oncology, primarily due to the inclusion of Bioenvision activities after the acquisition and increased domestic marketing expenses for Clolar;

  •
  $6.4 million for the three months ended and $10.1 million for the six months ended June 30, 2008 for Other, primarily due to the continued Cholestagel commercial infrastructure build out combined with the acquisition of diagnostic assets from DCL in December 2007; and

  •
  $16.0 million for the three months ended and $33.0 million for the six months ended June 30, 2008 for Corporate, primarily due to the strengthening of foreign currencies, primarily the Euro against the U.S. dollar and increased spending for information technology and legal expenses.

        These increases were partially offset by a decrease in SG&A for the three and six months ended June 30, 2008 for Corporate because we recorded a $64.0 million charge in June 2007 for the settlement of the litigation related to the consolidation of our former tracking stocks for which there was no comparable amount recorded in 2008.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Research and development expenses	$381,861	$198,442	92%	$644,658	$364,562	77%
% of total revenue	33%	21%		28%	20%

        Research and development expenses increased $183.4 million for the three months ended and $280.1 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to:

  •
  spending increases of $16.8 million for the three months ended and $33.9 million for the six months ended June 30, 2008 on certain Therapeutics research and development programs and the addition of Aldurazyme expenses due to the restructuring of our relationship with BioMarin/Genzyme LLC;

  •
  spending increases of $3.0 million for the three months ended and $7.8 million for the six months ended June 30, 2008 on Transplant research and development programs, primarily on Mozobil due to new drug application filing activity;

  •
  spending increases of $18.7 million for the three months ended and $34.5 million for the six months ended June 30, 2008 on Oncology research and development programs, primarily on the development of alemtuzumab for the treatment of multiple sclerosis and the addition of Bioenvision expenses for the development of Clolar for adult AML;

  •
  charges of $175.0 million recorded in June 2008 and $69.9 million recorded in February 2008 for license fees paid to Isis for exclusive worldwide rights to mipomersen; and

  •
  increases of $5.6 million for the three months ended and $10.8 million for the six months ended June 30, 2008 due to the strengthening of foreign currencies against the U.S. dollar, primarily the Euro.

        These increases were partially offset by spending decreases of:

  •
  $30.9 million for the three months ended and $39.3 million for the six months ended June 30, 2008 on certain Therapeutics research and development programs, including a $25.0 million upfront payment to Ceregene in June 2007 in connection with a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson's disease, for which there was no comparable amount paid in 2008, and an $8.1 million decrease in spending for the six month period due to the termination in February 2007 of our joint venture with Dyax for the development of DX-88 for the treatment of hereditary angioedema, or HAE; and

  •
  $4.2 million for the three months ended and $8.1 million for the six months ended June 30, 2008 on our Renal programs due to the termination of our late stage clinical trial for tolevamer.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Amortization of intangibles	$55,605	$49,465	12%	$111,263	$99,482	12%
% of total revenue	5%	5%		5%	5%

        Amortization of intangibles expense increased by $6.1 million for the three months ended and $11.8 million for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to the acquisition of technology in connection with our acquisition of Bioenvision in October 2007 and the acquisition of customer lists and trademarks in connection with our acquisition of the diagnostic assets of DCL in December 2007.

        As discussed in Note 8., "Goodwill and Other Intangible Assets," to our financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of the products, and the resulting estimated future contingent payments we will be required to make. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on these future contingent payments.

Purchase of In-Process Research and Development

        We did not complete any acquisitions in the six months ended June 30, 2008. In connection with certain of our acquisitions we completed between January 1, 2006 and December 31, 2007, we have acquired various IPR&D projects. The following table sets forth IPR&D projects for companies and certain assets we have acquired between January 1, 2006 and December 31, 2007 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D	Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch	Estimated Cost to Complete
Bioenvision (2007)	$349.9	$125.5	Evoltra (clofarabine)(1,2)	17%	2008-2010	$41

AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)(3)	15%	2009-2014	$125
		26.1	AMD070 (HIV)(4)	15%	—	$—

		$552.9

(1)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income (loss) of equity method investments.

(2)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric ALL, is marketed under the name Clolar in North America and as Evoltra elsewhere in the world. The IPR&D projects for Clolar are related to the development of these products for the treatment of other medical diseases.

(3)
In June 2008, we submitted marketing applications for Mozobil in the United States and Europe. We expect to launch Mozobil in those regions during the first half of 2009, following regulatory approval.

(4)
Year of expected launch and estimated cost to complete data is not provided for AMD070 at this time because we are assessing our future plans for this program.

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
	(Amounts in thousands)
Equity in income of equity method investments	$—	$5,945	(100)%	$188	$11,557	(98)%
Minority interest	563	15	>100%	1,026	3,927	(74)%
Gains on investments in equity securities, net	9,153	143	>100%	9,928	12,931	(23)%
Other	19	(278)	>(100)%	(141)	(803)	(82)%
Investment income	13,352	17,246	(23)%	28,222	33,465	(16)%
Interest expense	(1,149)	(3,621)	(68)%	(2,804)	(7,809)	(64)%

Total other income	$21,938	$19,450	13%	$36,419	$53,268	(32)%

Equity in Income of Equity Method Investments

        Under this caption, we record our portion of the results of our joint venture with Medtronic, Inc., or Medtronic, and our investment in Peptimmune, Inc., or Peptimmune, and for the three and six months ended June 30, 2007, our portion of the results of BioMarin/Genzyme LLC.

        Equity in income of equity method investments decreased 100% for the three months ended and 98% for the six months ended June 30, 2008, as compared to the same periods of 2007, primarily due to the restructuring of the relationship with BioMarin/Genzyme LLC. Beginning January 1, 2008, as a result of our restructured relationship with BioMarin, we no longer account for BioMarin/Genzyme LLC using the equity method of accounting.

Minority Interest

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. We recorded BioMarin's portion of this joint venture's income for the three and six months ended as of June 30, 2008 as minority interest in our consolidated statement of operations for that period, the amounts of which were not significant.

        As a result of our application of FIN 46R, we consolidated the results of Excigen Inc., or Excigen, and, prior to February 20, 2007, Dyax-Genzyme LLC. On February 20, 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC. We recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations through February 20, 2007. The results of Excigen were not significant for the three and six months ended June 30, 2008 and 2007.

Gains on Investments in Equity Securities, Net

        We recorded the following gains on investments in equity securities, net of charges for impairment of investments, during the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross gains on investments in equity securities:
Sirtris	$10,304	$—	$10,304	$—
THP	—	—	—	10,848
Other	138	143	913	2,083

Total	10,442	143	11,217	12,931
Less: charge for impairment of investment	(1,289)	—	(1,289)	—

Gains on investments in equity securities, net	$9,153	$143	$9,928	$12,931

        In the second quarter of 2008, we recorded a $10.3 million gain resulting from the liquidation of our investment in the common stock of Sirtris for net cash proceeds of $14.8 million.

        In March 2007, we recorded a $10.8 million gain in connection with the sale of our entire investment in the capital stock of THP, which had a zero cost basis, for net cash proceeds of $10.8 million.

        At June 30, 2008, our stockholders' equity includes $28.8 million of unrealized gains and $2.6 million of unrealized losses related to our strategic investments in equity securities.

Investment Income

        Our investment income decreased 23% to $13.4 million for the three months ended and 16% to $28.2 million for the six months ended June 30, 2008, as compared to $17.2 million and $33.5 million for the same periods of 2007, primarily due to a decrease in our average portfolio yield and lower balances for international cash, partially offset by higher domestic average cash balances.

Interest Expense

        Our interest expense decreased 68% to $1.1 million for the three months ended and 64% to $2.8 million for the six months ended June 30, 2008, as compared to $3.6 million and $7.8 million for the same periods of 2007, primarily due to a $1.2 million decrease in interest expense for the three months ended and $2.6 million for the six months ended June 30, 2008 related to asset retirement obligations and a $1.3 million increase for the three months ended and $2.4 million for the six months ended June 30, 2008 in capitalized interest.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Provision for income taxes	$38,407	$64,090	$98,524	$135,283
Effective tax rate	36%	43%	31%	36%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses totaling $8.7 million for the three months ended and $16.7 million for the six months ended June 30, 2008, as compared to $8.5 million for the three months ended and $15.4 million for the six months ended June 30, 2007.

        Our effective tax rate for the three and six months ended June 30, 2008 was also impacted by the settlement of IRS audits for the tax years 2004 to 2005. We recorded a $4.3 million tax benefit to our income tax provision reflecting the settlement of various issues. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

        We are currently under IRS audit for the tax years 2006 to 2007 and various states for the tax years 1999 to 2005. We believe that we have provided sufficiently for all audit exposures. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an adjustment of future tax provisions. Any such adjustment would be recorded upon the effective settlement of the audit or expiration of the applicable statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.25 billion at June 30, 2008 and $1.46 billion at December 31, 2007.

        The following is a summary of our statements of cash flows for the six months ended June 30, 2008 and 2007.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$214,835	$241,981
Non-cash charges	241,953	196,810
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(277,480)	(62,623)

Cash flows from operating activities	$179,308	$376,168

        Cash provided by operating activities decreased $196.9 million for the six months ended June 30, 2008, as compared to the same period of 2007, primarily driven by a $27.1 million decrease in net income, which was impacted by a $244.9 million charge for license fees paid to Isis in exchange for the exclusive worldwide rights to mipomersen and a $214.9 million increase in cash used for working capital, offset, in part, by a net increase of $45.1 million in non-cash charges. The net increase in non-cash charges for the six months ended June 30, 2008, as compared to the same period of 2007, is primarily attributable to:

  •
  a $20.3 million increase in depreciation and amortization; and

  •
  a $17.3 million increase in the tax benefit from employee stock-based compensation.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2008	2007
Cash flows from investing activities:
Net sales of investments, excluding investments in equity securities	$30,629	$84,919
Net purchases of investments in equity securities	(65,303)	(668)
Purchases of property, plant and equipment	(251,785)	(180,041)
Distributions from equity method investments	6,595	10,900
Purchases of other intangible assets	(75,400)	(27,618)
Other investing activities	2,572	891

Cash flows from investing activities	$(352,692)	$(111,617)

        For the six months ended June 30, 2008, net purchases of investments in equity securities, purchases of other intangible assets and capital expenditures accounted for significant cash outlays for investing activities. During the six months ended June 30, 2008, we used:

  •
  $80.1 million in cash to purchase five million shares of Isis common stock in February 2008;

  •
  $251.8 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and France, the construction of a new research and development facility in Framingham, Massachusetts, planned improvements at our facility in Allston, Massachusetts and capitalized costs of an internally developed enterprise software system for our Genetics business; and

  •
  $60.0 million in cash for a milestone payment to Wyeth in May 2008;

These cash outlays were partially offset by $16.2 million of net cash proceeds from the sale of investments in equity securities and $6.6 million of cash distributions from BioMarin/Genzyme LLC.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Proceeds from issuance of our common stock	$127,008	$68,174
Repurchases of our common stock	(143,012)	(63,430)
Excess tax benefits from stock-based compensation	8,647	565
Payments of debt and capital lease obligations	(3,886)	(3,356)
Increase in bank overdrafts	29,309	15,935
Payments of notes receivable from stockholders	2,770	—
Minority interest contributions	—	4,136
Other financing activities	34	2,474

Cash flows from financing activities	$20,870	$24,498

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over three years, beginning in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. During the six months ended June 30, 2008, we repurchased an additional 2,000,000 shares of our common stock at an average price of $71.49 per share for a total of $143.0 million in cash, including fees. As of June 30, 2008 we have repurchased a cumulative total of 5,500,000 shares of our common stock at an average price of $68.09 per share for a total of $374.6 million in cash, including fees.

Revolving Credit Facility

        As of June 30, 2008, no amounts were outstanding under our five year, $350.0 million senior unsecured revolving credit facility. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2008, we were in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13 to our 2007 Form 10-K. As of June 30, 2008, there have been no material changes to our contractual obligations since December 31, 2007 except the following:

  •
  the contingent payments to PTC and Isis as described above under the heading "Strategic Transactions;" and

  •
  the remaining $18.1 million in principal outstanding under the existing mortgage for the manufacturing facility we formerly leased and acquired in July 2008, which bears interest at 5.57% annually and is due in May 2020 with a balloon payment of $11.1 million in principal.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

  •
  product development and marketing;

  •
  business combinations and strategic business initiatives;

  •
  the remaining $1.1 billion approved for our ongoing stock repurchase program over approximately the next 2 years;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  upgrading our information technology systems;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis and PTC124 from PTC;

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

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on the research, development and commercialization of products. Entities falling within the scope of FIN 46R are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46R are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the results of these entities in the line item "Equity in income of equity method investments" in our consolidated statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

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

         FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," which establishes new accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest, commonly referred to as the minority interest, to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. FAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for us January 1, 2009 and adoption is prospective only. However, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all periods presented in our consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

         FSP No. 157-2, "Effective Date of FASB Statement No. 157."    In accordance with the provisions of FSP No. 157-2, "Effective Date of FASB Statement No. 157," we elected to defer implementation of FAS 157, as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in our consolidated financial statements on a nonrecurring basis, until January 1, 2009. We are evaluating the impact, if any, the adoption of FAS 157, for those assets and liabilities within the scope of FSP No. 157-2, will have on our financial position, results of operations and liquidity. We did not have any non-financial assets or non-financial liabilities that would be recognized or disclosed on a recurring basis as of June 30, 2008.

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

         FSP No. 142-3, "Determination of the Useful Life of Intangible Assets."    In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that FSP No. 142-3 will have on our consolidated financial statements.

         FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."    In May 2008, the FASB issued FAS 162, "The Hierarchy of Generally Accepted Accounting Principles." FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

 RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

If we fail to increase sales of several existing products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Renagel/Renvela, Synvisc, Synvisc-One, Fabrazyme, Myozyme, Hectorol, Thymoglobulin, Thyrogen, Clolar, Campath, Aldurazyme and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product or service;

  •
  the availability of competing treatments that are deemed safer, more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a timely and cost efficient manner;

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

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Clolar and alemtuzumab, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as Synvisc-One and Genz-112638. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

        Because the healthcare industry is extremely competitive and regulatory requirements are rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for them. These expenditures depress near-term profitability with no assurance that the expenditures will generate future profits that justify the expenditures.

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

        Renagel/Renvela competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure on hemodialysis. Fresenius Medical Care markets PhosLo®, a calcium-based phosphate binder. Shire Pharmaceuticals Group plc, or Shire, markets Fosrenol®, a non-calcium based phosphate binder. In 2007, Amgen, Inc. acquired Ilypsa and its product candidate, ILY101 (now AMG 223), a polymeric phosphate binder that completed a phase 2 trial in CKD patients on dialysis. Amgen is currently conducting a Phase 2b study. Renagel also competes with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium.

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

        Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States. Amicus has completed phase 2 trials for an oral chaperone medication to treat Fabry disease and plans to meet with the FDA and EMEA to discuss the conduct of phase 3 clinical trials. We are aware of other development efforts aimed at treating Fabry disease.

        Current competition for Synvisc and Synvisc-One includes Supartz®, a product manufactured by Seikagaku Corporation that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., and marketed in the United States by Johnson & Johnson's Mitek division and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals and marketed by Ferring in the United States and Europe; and Durolane®, manufactured by Q-Med AB and distributed outside the United States by Smith & Nephew Orthopedics. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc and Synvisc-One. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc and Synvisc-One. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc and Synvisc-One will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

        Myozyme has marketing exclusivity in the United States until 2013 and in the European Union until 2016 due to its orphan drug status. Amicus Therapeutics has completed two phase 1 clinical studies for a small molecule treatment for Pompe disease and initiated a phase 2 clinical trial in June 2008.

        Several companies market products that, like Thymoglobulin, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis' Simulect® and Roche's ZENAPAX®. Competition in the acute transplant rejection market is driven largely by product efficacy due to the potential decreased long-term survival of transplanted organs as the result of an acute organ rejection episode.

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

If we fail to obtain and maintain adequate levels of reimbursement for our products and services from third party payors, the commercial potential of our products and services will be significantly limited.

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

        Efforts by third party payors to reduce costs could decrease demand for our products and services. In addition, in certain countries, including countries in the European Union and Canada, the coverage of prescription drugs, pricing and levels of reimbursement are subject to governmental control. Therefore, we may be unable to negotiate coverage, pricing and/or reimbursement on terms that are favorable to us. Government health administration authorities may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement for such products. Our ability to obtain satisfactory pricing and reimbursement may depend in part on whether our products, the cost of some of which is high in comparison to other therapeutic products, are viewed as cost-effective.

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS), may from time-to-time make unilateral changes to reimbursement rates for our products and services. These changes could reduce our revenue by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts.

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. For example, in our phase 3 trial known as the Polymer Alternative for CDAD Treatment (PACT) study, tolevamer did not meet its primary endpoint. In our pivotal study of hylastan for treatment of patients with osteoarthritis of the knee, hylastan did not meet its primary endpoint. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those programs.

        Our efforts to expand the approved indications for our products and to gain marketing approval in new jurisdictions and to develop next generation products also may fail. These expansion efforts are subject to many of the risks associated with completely new products and, accordingly, we may fail to recoup the investments we make pursuing these strategies.

Our financial results are dependent on sales of Cerezyme.

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $623.7 million for the six months ended June 30, 2008, representing approximately 27% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product could have an adverse effect on our results of operations and cause the value of our securities to decline. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale-up production of the product material at a reasonable cost or at all and we may not receive manufacturing approvals in sufficient time to meet product demand. For example, the FDA has concluded that Myozyme produced in our 2000 liter bioreactors is a different product than Myozyme produced in our 160 liter bioreactors and has therefore required us to submit a separate BLA for the 2000 liter product. This delay in receipt of FDA approval has had an adverse effect on our revenues and earnings and will continue to have an adverse effect until we receive regulatory approval. In addition, to meet the global demand for Myozyme, we are working to secure EMEA approval of Myozyme produced at our 4000 liter bioreactor scale manufacturing plant in Belgium. Product supply will be tight until the Belgian plant is approved, and delay in securing approval would have an adverse effect on our revenues and earnings.

        If we are able to increase sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems in the past managing inventory levels at wholesalers. Comparable problems may arise with any of our products, particularly during market introduction.

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

        We may encounter problems assimilating operations acquired in business combination transactions. These transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our acquisition of Bioenvision, there is a substantial risk that we will fail to realize the benefits we anticipated when we decided to undertake the transaction. We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future. We enter into most such transactions with an expectation that an acquired business will enhance the long-term strength of our business. These transactions, however, often depress our earnings in the near-term and the expected long-term benefits may never be realized. Business combination transactions also deplete cash resources and some may require us to issue substantial equity or incur significant debt.

Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, product liability claims and insufficient inventory. For example, we have experienced manufacturing issues with Thymoglobulin that resulted in write-offs or recalls of lots that went out of specification prior to expiry.

        Certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian sources and human plasma. Such raw materials may be difficult to procure and subject to contamination or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from markets. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

        In addition, we may only be able to produce some of our products at a very limited number of facilities and, in some cases, we rely on third parties to formulate and manufacture our products. For example, we manufacture all of our Cerezyme and a portion of our Fabrazyme and Myozyme products at our facility in Allston, Massachusetts. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, raw material shortages, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

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

        Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing application with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel, Renvela, Cholestagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply sufficient quantities of these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third party providers and Genzyme. Our inability to coordinate these efforts, the inability of a third party contractor to secure sufficient source materials, the lack of capacity available at a third party contractor or any other problems with the operations of a third party contractor could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

  •
  requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving Genzyme products;

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme, Myozyme and Clolar. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market. For example, we received a warning letter from the FDA in September 2007 that addresses certain of our manufacturing procedures in our Thymoglobulin production facility in Lyon, France. The FDA has accepted our response to the warning letter and we continue to work to optimize our processes at this plant.

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

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms. Our insurers may dispute our claims for coverage. For example, we have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with the litigation and settlement related to the consolidation of our tracking stock and are seeking coverage for the settlement. The insurers have purported to deny coverage. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

        Regardless of merit or eventual outcome, investigations and litigation can result in:

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

        Our international operations accounted for approximately 53% of our consolidated product and service revenues for the six months ended June 30, 2008. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

  •
  longer payment cycles.

        Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the countries in which we operate. In addition, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

Some of our products may face competition from lower cost generic or follow-on products.

        Some of our drug products, for example Renagel, Renvela, Clolar and Hectorol, are approved under the provisions of the United States Food, Drug and Cosmetic Act that render them susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (ANDA) procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

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

        Both Renagel and Hectorol are subjects of ANDAs containing Paragraph IV certifications. In the case of Renagel, the ANDA Paragraph IV certification relates only to one of our Renagel patents, namely our patent that covers features of our tablet dosage form. This patent expires in 2020. The ANDA applicant has alleged that its generic tablet would not infringe our tablet dosage form patent, but we have not yet received sufficient information from the ANDA applicant to assess the merits of this position. The ANDA does not contain a Paragraph IV certification with respect to our Renagel pharmaceutical composition and medical use patent estate, which protect the product and its approved indications until 2014. Because the last of our composition of matter patents expire in 2014, we would expect Renagel to be subject to competition beginning in 2014.

        In the case of Hectorol, the ANDA applicant has submitted a Paragraph IV certification alleging the invalidity of our patent related to the use of Hectorol to treat hyperparathyroidism secondary to end-stage renal disease (which patent expires in 2014), and alleging non-infringement of our patent claiming our highly purified form of Hectorol (which patent expires in 2021). We believe that our patents are valid, and have not yet received sufficient information from the ANDA application to assess the merits of its non-infringement allegation.

        If either of the ANDA filers or any other generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

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

        To the extent valid third party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We may not be able to obtain these licenses on favorable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products and services, which would limit our profitability.

Importation of products may lower the prices we receive for our products.

        In the United States and abroad, many of our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada, Mexico, Taiwan and the Middle East without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, an increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. Most of these foreign imports are illegal under current United States law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the United States Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower-priced medicines. The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

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

        As of June 30, 2008, we had $1.25 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and strategic business initiatives;

  •
  the remaining $1.1 billion available under our ongoing stock repurchase program over approximately the next 2 years;

  •
  upgrading our information technology systems;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis and PTC124 from PTC;

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

        As of June 30, 2008, we had $696.8 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future financial condition and results of operations, including:

  •
  increasing our vulnerability to adverse changes in general economic and industry conditions; and

  •
  limiting our ability to obtain additional financing for capital expenditures, acquisitions and general corporate and other purposes.

        Our ability to make payments and interest on our outstanding and future indebtedness depends upon our future operating results and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At June 30, 2008, we held derivative contracts in the form of foreign exchange forward contracts. We also held a number of other financial instruments, including investments in marketable securities and we had debt securities outstanding. We do not hold derivatives or other financial instruments for speculative purposes.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at June 30, 2008 to be $5.7 million, as compared to $6.5 million at December 31, 2007. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have a readily determinable market value.

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

        We used the following assumptions in preparing the sensitivity analysis for our convertible bonds:

  •
  convertible notes that are "in-the-money" at June 30, 2008 are considered equity securities and are excluded;

  •
  convertible notes that are "out-of-the-money" at June 30, 2008 are analyzed by taking into account both fixed income and equity components; and

  •
  convertible notes will mature on the first available put or call date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $2.7 million as of June 30, 2008, as compared to $3.3 million as of December 31, 2007.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British Pound and Japanese Yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use forward foreign exchange contracts to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from intercompany short-term foreign currency assets and liabilities. We also hold a limited amount of foreign cash and foreign currency denominated equity securities.

        As of June 30, 2008, we estimated the potential loss in fair value of our foreign currency contracts, foreign cash, and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $71.2 million, as compared to $36.2 million as of December 31, 2007. The change from the prior period is due to an increase in our net foreign currency contracts. Since the contracts hedge mainly transactional exchange exposures, any changes in the fair values of the contracts would be offset by changes in the underlying values of the hedged items.

ITEM 4.    CONTROLS AND PROCEDURES

        As of June 30, 2008, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about our repurchases of our equity securities during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008-April 30, 2008	—		—		—	$1,195,296,813.47
May 1, 2008-May 31, 2008	1,000,000		$69.78		1,000,000	$1,125,521,738.47
June 1, 2008-June 30, 2008			—		—	$1,125,521,738.47

Total	1,000,000	(1)	$69.78	(2)	1,000,000

(1)
In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over three years. During the second quarter of fiscal 2008, we repurchased 1,000,000 shares of our common stock under this program for $69.8 million of cash, including fees.

(2)
Represents the weighted average price paid per share for repurchases of our common stock made during the second quarter of fiscal 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on May 22, 2008. We have set forth below the results of the voting on proposals submitted to our shareholders for a vote at the annual meeting. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast on any of the proposals.

        a.     A proposal to re-elect five directors, each for a one-year term:

	Number of Votes
				Number of Broker Non-Votes
Nominee	For	Against	Abstain
Douglas A. Berthiaume	218,770,394	5,631,336	2,688,606	7
Gail K. Boudreaux	223,421,741	1,058,804	2,609,794	4
Robert J. Carpenter	218,814,032	5,593,529	2,682,776	6
Charles L. Cooney	218,809,678	5,580,163	2,700,495	7
Richard F. Syron	130,586,444	93,697,045	2,806,841	13

        The number of votes cast in favor of each nominee exceeded the number of votes cast against each nominee and therefore each was reelected as a director of Genzyme. The terms of office of Victor J. Dzau, M.D., Senator Connie Mack III and Henri A. Termeer continued after the annual meeting.

        b.     A proposal to amend the 2004 Equity Incentive Plan by increasing the number of shares of common stock covered by the plan by 2,250,000 shares;

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
177,441,327	21,932,661	2,208,390	25,507,965

        The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

        c.     A proposal to amend the 2007 Director Equity Plan to specify the automatic grant provisions under the plan;

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
183,333,706	15,991,677	2,256,996	25,507,964

        The number of votes cast in favor of the proposal exceeded the number of votes cast against it, and therefore the proposal was adopted.

        d.     A proposal to ratify the audit committee's selection of PricewaterhouseCoopers, LLP as our independent auditors for 2008;

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
221,211,634	3,641,708	2,236,996	5

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

GENZYME CORPORATION
Dated: August 8, 2008	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, JUNE 30, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
*10.1	2004 Equity Incentive Plan. Filed as Appendix A to Genzyme's Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 10, 2008.
*10.2	2007 Director Equity Plan. Filed as Appendix B to Genzyme's Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 10, 2008.
10.3	Form of Non-Statutory Stock Option Agreement for grants under Genzyme's 2007 Director Equity Plan. Filed herewith.
10.4	Form of Restricted Stock Unit Award Agreement for grants under Genzyme's 2007 Director Equity Plan. Filed herewith.
10.5	Forms of Non-Statutory Stock Option Agreement for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed herewith.
10.6	Forms of Incentive Stock Option Agreement for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed herewith.
**10.7	License and Co-Development Agreement between Genzyme and Isis Pharmaceuticals, Inc. dated June 24, 2008. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested for the redacted portions of Exhibit 10.7.