Form 10-Q
period 2008-09-30
GENZYME CORP
filed 2008-11-07
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

        Number of shares of Genzyme Stock outstanding as of October 31, 2008: 270,519,673

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. We have one outstanding series of common stock, which we refer to as "Genzyme Stock" or "our common stock."

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding:

  •
  our plans to seek marketing approvals for our products in new territories, including Renvela, Myozyme, Aldurazyme and Synvisc-One;

  •
  our expectations for United States Food and Drug Administration, or FDA, marketing approval of alglucosidase alfa produced at the 2000 liter bioreactor, or 2000L, scale and the timing of this anticipated approval and our expectations for the timing to begin providing U.S. patients with commercial 2000L product;

  •
  our intention to seek marketing approval from the European Agency for the Evaluation of Medicinal Products, or EMEA, for Myozyme produced at the 4000 liter bioreactor, or 4000L, scale, our expectations regarding the anticipated receipt of approval and the timing thereof;

  •
  our expectations for Myozyme revenue and costs for the remainder of 2008 and for sales growth, and our assessment of the Myozyme supply;

  •
  our plans and the anticipated timing for pursuing marketing approvals for additional indications and uses for our products and services, including Renvela and clofarabine, and for regulatory action on our marketing application for Synvisc-One in the United States;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated drivers for the future growth of these products;

  •
  our expectations for Thymoglobulin inventory levels for the remainder of 2008 and long-term sales growth, as well as the timing for receipt of regulatory approvals and the commencement of production at our manufacturing facility in Lyon, France;

  •
  our estimated timetable for regulatory approvals and subsequent launches of Mozobil in the United States and Europe;

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

  •
  the redemption of all $690.0 million in principal outstanding under our 1.25% convertible senior notes on December 1, 2008;

  •
  our U.S. and foreign income tax audits, including our provision for potential liabilities;

  •
  our estimates of the cost to complete and estimated commercialization dates for our in-process research and development programs;

  •
  our assessment of the deductibility of the amounts allocated to goodwill for our acquisition of Bioenvision, Inc., or Bioenvision; and

  •
  our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Synpac (North Carolina), Inc. and Wyeth.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products, services and manufacturing facilities and processes, and to do so in the anticipated timeframes, including our ability to obtain and maintain regulatory approvals for alglucosidase alfa produced at the 2000L scale in the United States and 4000L scale in Europe and the timing of these anticipated approvals;

  •
  regulatory authority views regarding the safety, efficacy and risk-benefit profiles of our products;

  •
  the content and timing of submissions to and decisions made by the FDA, the EMEA and other regulatory agencies related to our products and services and the facilities and processes used to manufacture our products;

  •
  our ability to accurately forecast the impact of regulatory delays on our revenues, costs and earnings;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner, including our ability to manufacture Thymoglobulin that meets our product specifications and in quantities sufficient to meet projected market demand and our ability to manufacture alglucosidase alfa at the 2000L and 4000L scales;

  •
  our ability to satisfy the post-marketing commitments made to regulatory agencies as a condition of the marketing approvals of Fabrazyme, Aldurazyme, Myozyme and Clolar;

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

  •
  our ability to continue to generate cash from operations and to effectively use our cash resources to grow our business;

  •
  the resolution of our dispute with our insurance carriers regarding our claim for coverage under a director and officer liability insurance program;

  •
  the outcome of legal proceedings by or against us;

  •
  our ability to successfully integrate the business we acquired from Bioenvision;

  •
  the outcome of our IRS and foreign tax audits;

  •
  general economic conditions; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change or outbreak of diseases, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, manufacturing facilities, customers, suppliers, distributors, couriers, collaborative partners, licensees or clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in Part I., Item 2. of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

NOTE REGARDING INCORPORATION BY REFERENCE

        The United States Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed with them. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Evoltra®, Thymoglobulin®, Synvisc®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI®, Hylaform® and Hectorol® are registered trademarks, and Cholestagel™, Mozobil™, Lymphoglobuline™ and Synvisc-One™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$1,058,296	$867,682	$3,136,365	$2,511,354
Net service sales	92,586	83,177	269,072	241,533
Research and development revenue	9,402	9,300	26,042	23,874

Total revenues	1,160,284	960,159	3,431,479	2,776,761

Operating costs and expenses:
Cost of products sold	225,691	190,475	683,773	508,451
Cost of services sold	59,517	54,137	174,078	156,222
Selling, general and administrative	331,170	270,306	996,861	878,807
Research and development	305,242	175,800	949,900	540,362
Amortization of intangibles	55,295	49,819	166,558	149,301

Total operating costs and expenses	976,915	740,537	2,971,170	2,233,143

Operating income	183,369	219,622	460,309	543,618

Other income (expenses):
Equity in income (loss) of equity method investments	—	(12,648)	188	(1,091)
Minority interest	566	5	1,592	3,932
Gain (loss) on investments in equity securities, net	(14,129)	1,105	(4,201)	14,036
Other	(699)	913	(840)	110
Investment income	11,793	18,222	40,015	51,687
Interest expense	(792)	(1,474)	(3,596)	(9,283)

Total other income (expenses)	(3,261)	6,123	33,158	59,391

Income before income taxes	180,108	225,745	493,467	603,009
Provision for income taxes	(60,512)	(66,432)	(159,036)	(201,715)

Net income	$119,596	$159,313	$334,431	$401,294

Net income per share:
Basic	$0.44	$0.61	$1.25	$1.52

Diluted	$0.42	$0.58	$1.19	$1.45

Weighted average shares outstanding:
Basic	269,176	262,775	267,767	263,387

Diluted	288,179	279,206	286,003	279,898

Comprehensive income (loss), net of tax:
Net income	$119,596	$159,313	$334,431	$401,294

Other comprehensive income (loss):
Foreign currency translation adjustments	(172,636)	76,836	(66,963)	98,082

Pension liability adjustments, net of tax	2,019	(274)	2,090	(540)

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period	475	7,450	5,186	12,812
Reclassification adjustments for losses included in net income	(141)	(991)	(6,039)	(8,839)

Unrealized gains (losses) on securities, net of tax	334	6,459	(853)	3,973

Other comprehensive income (loss)	(170,283)	83,021	(65,726)	101,515

Comprehensive income (loss)	$(50,687)	$242,334	$268,705	$502,809

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$918,736	$867,012
Short-term investments	76,570	80,445
Accounts receivable, net	1,013,534	904,101
Inventories	442,899	439,115
Prepaid expenses and other current assets	200,666	154,183
Deferred tax assets	157,701	164,341

Total current assets	2,810,106	2,609,197
Property, plant and equipment, net	2,268,854	1,968,402
Long-term investments	477,943	512,937
Goodwill	1,403,570	1,403,828
Other intangible assets, net	1,935,034	1,555,652
Deferred tax assets	331,370	95,664
Investments in equity securities	169,678	89,181
Other noncurrent assets	19,030	66,880

Total assets	$9,415,585	$8,301,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120,729	$128,380
Accrued expenses	640,023	645,645
Income taxes payable	—	18,479
Deferred revenue	17,850	13,277
Current portion of long-term debt and capital lease obligations	697,426	696,625

Total current liabilities	1,476,028	1,502,406
Long-term debt and capital lease obligations	125,348	113,748
Deferred revenue—noncurrent	14,312	16,662
Other noncurrent liabilities	564,013	55,988

Total liabilities	2,179,701	1,688,804

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,703	2,660
Additional paid-in capital	5,736,675	5,385,154
Notes receivable from stockholders	(12,992)	(15,670)
Accumulated earnings	1,161,146	826,715
Accumulated other comprehensive income	348,352	414,078

Total stockholders' equity	7,235,884	6,612,937

Total liabilities and stockholders' equity	$9,415,585	$8,301,741

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$334,431	$401,294
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	276,042	246,556
Stock-based compensation	143,141	146,441
Provision for bad debts	9,065	7,045
Equity in (income) loss of equity method investments	(188)	1,091
Minority interest	(1,592)	(3,932)
(Gains) losses on investments in equity securities, net	4,201	(14,036)
Deferred income tax benefit	(236,307)	(81,629)
Tax benefit from employee stock-based compensation	57,149	12,459
Excess tax benefits from stock-based compensation	(17,470)	(1,229)
Other	4,716	5,585
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(99,579)	(103,285)
Inventories	(12,651)	(32,559)
Prepaid expenses and other current assets	(7,107)	(16,790)
Income taxes payable	(20,061)	(17,419)
Accounts payable, accrued expenses and deferred revenue	275	61,235

Cash flows from operating activities	434,065	610,827

Cash Flows from Investing Activities:
Purchases of investments	(382,954)	(602,451)
Sales and maturities of investments	412,690	796,612
Purchases of equity securities	(87,695)	(20,362)
Proceeds from sales of investments in equity securities	16,519	20,712
Purchases of property, plant and equipment	(433,987)	(281,309)
Acquisition of Bioenvision	(16,561)	(72,229)
Distributions from equity method investments, net	5,995	17,100
Payment of note receivable from Dyax Corp.	—	7,771
Purchases of other intangible assets	(82,898)	(45,821)
Other	5,161	658

Cash flows from investing activities	(563,730)	(179,319)

Cash Flows from Financing Activities:
Proceeds from issuance of our common stock	294,603	100,276
Repurchases of our common stock	(143,012)	(181,210)
Excess tax benefits from stock-based compensation	17,470	1,229
Payments of debt and capital lease obligations	(5,281)	(4,606)
Increase in bank overdrafts	20,889	19,259
Payments of notes receivable from stockholders	2,770	—
Minority interest contributions	1,244	4,136
Other	(1,160)	3,525

Cash flows from financing activities	187,523	(57,391)

Effect of exchange rate changes on cash	(6,134)	(16,423)

Increase in cash and cash equivalents	51,724	357,694
Cash and cash equivalents at beginning of period	867,012	492,170

Cash and cash equivalents at end of period	$918,736	$849,864

Supplemental disclosures of non-cash transactions:
Long-Term Debt—Note 11

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation as well as other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin;

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

  •
  Genetics, which provides testing services for the oncology, prenatal and reproductive markets; and

  •
  Oncology, which develops, manufactures and distributes products for the treatment of cancer, with a focus on antibody- and small molecule-based therapies. The unit derives substantially all of its revenue from sales and royalties received on sales of Campath and clofarabine and from the reimbursement of Campath development expenses. Clofarabine is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world.

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

        As a result of our acquisition of Bioenvision in October 2007, our Oncology business unit, which was formerly reported combined with Other, now meets the criteria for disclosure as a separate reporting segment. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations and comprehensive income (loss), balance sheets and statements of cash flows for our operations taken as a whole. We have eliminated all intercompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States.

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

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. As a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46R, "Consolidation of Variable Interest Entities," we also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% interest, we record minority interest in our consolidated statements of operations for the ownership interest of the minority owner. We use the equity method of accounting to account for our investments in entities in which we have a substantial ownership interest (20% to 50%) which do not fall in the scope of FIN 46R, or over which we exercise significant influence. Our consolidated net income includes our share of the earnings or losses of these entities.

Recent Accounting Pronouncements

Adopted in 2008

         FASB Statement of Financial Accounting Standards No., or FAS, 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115."    Effective January 1, 2008, we adopted FAS 159, which permits, but does not require, entities to irrevocably elect to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis, with subsequent unrealized gains and losses recognized in earnings as changes in fair value occur. In adopting FAS 159, we did not elect to measure any new assets or liabilities at their respective fair values and, therefore, the adoption of FAS 159 did not have an impact on our results of operations or financial position.

         Emerging Issues Task Force, or EITF, Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."    In June 2007, the FASB ratified EITF Issue No. 07-3, which requires that nonrefundable advanced payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF Issue No. 07-3 was effective for us beginning

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

January 1, 2008 and we applied it prospectively to new contracts we entered into on or after that date. The implementation of EITF Issue No. 07-3 did not have a material impact on our financial position, results of operations or cash flows.

         FASB Staff Position No., or FSP, 157-3, "Determining Fair Value of a Financial Asset in a Market That Is Not Active."    In October 2008, the FASB issued FSP 157-3, which clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material impact on our results of operations or financial position.

Effective in 2009

         EITF Issue No. 07-1, "Accounting for Collaborative Arrangements."    In December 2007, the FASB ratified EITF Issue No. 07-1, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties, including the appropriate income statement presentation and classification of, and the required disclosures related to, these arrangements. EITF Issue No. 07-1 is effective January 1, 2009 and we will apply it retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact, if any, that EITF Issue No. 07-1 will have on our consolidated financial statements.

         FAS 141(revised 2007), or FAS 141R, "Business Combinations."    In December 2007, the FASB issued FAS 141R, which replaces FAS 141, "Business Combinations." FAS 141R retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. Under FAS 141R, acquisition costs will generally be expensed as incurred and restructuring costs will be expensed subsequent to the acquisition date. IPR&D will be capitalized as an indefinite-lived intangible asset at the acquisition date and will either be amortized over the life of the related product or written off as a charge to earnings if the project is subsequently abandoned or becomes impaired. FAS 141R is effective for all business combinations occurring on or after January 1, 2009. Early adoption is not permitted. We are currently evaluating the effects that FAS 141R will have on our consolidated financial statements.

         FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, which establishes new accounting and reporting standards for noncontrolling interests, formerly known as minority interests, including the amount of net income attributable to the parent and to the noncontrolling interest, changes in parent's ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 requires noncontrolling interests to be reclassified from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the consolidated balance sheet and to be reported separately from the parent's equity. In addition, FAS 160 requires the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent on the face of the consolidated statement of operations. FAS 160 is effective for us January 1, 2009 and adoption is prospective only. However, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all periods presented in our

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

         FSP 157-2, "Effective Date of FASB Statement No. 157."    In February 2008, the FASB issued FSP 157-2, which allowed us to defer the implementation of FAS 157, "Fair Value Measurements," as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in our consolidated financial statements on a nonrecurring basis, until January 1, 2009. We are evaluating the impact, if any, the adoption of FAS 157, for those assets and liabilities within the scope of FSP 157-2, will have on our financial position, results of operations and liquidity. We did not have any non-financial assets or non-financial liabilities that would be recognized or disclosed on a recurring basis as of September 30, 2008.

         FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."    In March 2008, the FASB issued FAS 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects, if any, that FAS 161 will have on our consolidated financial statements.

         FSP 142-3, "Determination of the Useful Life of Intangible Assets."    In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that FSP 142-3 will have on our consolidated financial statements.

         EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."    In June 2008, the FASB issued EITF Issue No. 03-6-1, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends, whether paid or unpaid, participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF Issue No. 03-6-1 is effective for us on January 1, 2009 with retrospective application. We do not expect the implementation of EITF Issue No. 03-6-1 to have a material impact on our consolidated financial position and results of operations.

         EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock."    In June 2008, the FASB ratified EITF Issue No. 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF Issue No. 07-5 will have on our consolidated financial statements.

3.    Fair Value Measurements

        A significant number of our financial instruments are carried at fair value. These assets and liabilities include:

  •
  fixed income and money market investments;

  •
  derivatives; and

  •
  investments in publicly-traded equity securities.

Fair Value Measurement—Definition and Hierarchy

        Effective January 1, 2008, we implemented FAS 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

Valuation Techniques

        Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivative and equity securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (amounts in thousands):

Description			Total	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$702,745	$702,745	$—	$—

	Short-term investments:	U.S. Treasury notes	3,563	3,563	—	—
		U.S. agency notes	10,605	—	10,605	—
		Corporate notes—global	62,402	—	62,402	—

		Total	76,570	3,563	73,007	—

	Long-term investments:	U.S. Treasury notes	113,684	113,684	—	—
		U.S. agency notes	148,691	—	148,691	—
		Corporate notes—global	215,568	—	215,568	—

		Total	477,943	113,684	364,259	—

	Total fixed income investments		1,257,258	819,992	437,266	—

Derivatives:	Foreign exchange contracts(2)		1,475	—	1,475	—

Equity holdings(1):	Publicly-traded equity securities		63,591	63,591	—	—

Total assets (liabilities) at fair value			$1,322,324	$883,583	$438,741	$—

(1)
Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, in our consolidated balance sheets. In the three months ended September 30, 2008, we recorded a charge of $5.3 million to write down our investments in certain venture capital funds, which we account for using the cost method of accounting, because we considered them to be other than temporarily impaired. Our determination of the impairment charge was made using Level 3 measurements under FAS 157. Subsequent to September 30, 2008, these investments continue to be accounted for under the cost method of accounting and are subject to our ongoing reviews for impairment.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3.    Fair Value Measurements (Continued)

(2)
As of September 30, 2008, the aggregate fair value of our foreign exchange contracts was an unrealized gain of $1.5 million, which we recorded as an increase to prepaid expenses and other current assets in our consolidated balance sheets as of that date. Changes in the fair value of our foreign exchange contracts are recorded in unrealized foreign exchange gains and losses, a component of selling, general and administrative expenses, or SG&A, in our consolidated statements of operations.

        The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4.    Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income—basic	$119,596	$159,313	$334,431	$401,294
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes	1,885	1,886	5,658	5,658

Net income—diluted	$121,481	$161,199	$340,089	$406,952

Shares used in computing net income per common share—basic	269,176	262,775	267,767	263,387
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	9,686	9,686	9,686	9,686
Stock options(1)	8,081	6,584	7,665	6,747
Restricted stock units (RSUs)(2)	871	150	618	67
Other	365	11	267	11

Dilutive potential common shares	19,003	16,431	18,236	16,511

Shares used in computing net income per common share—diluted(1)	288,179	279,206	286,003	279,898

Net income per common share:
Basic	$0.44	$0.61	$1.25	$1.52

Diluted	$0.42	$0.58	$1.19	$1.45

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares issuable upon exercise of outstanding options	3,123	17,689	3,121	15,408
(2)
In May 2008, we completed a general equity grant to eligible employees, 85% of whom received grants consisting entirely of RSUs.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions

Bioenvision

        Effective October 23, 2007, we completed our acquisition of Bioenvision through the culmination of a two-step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007. We paid gross consideration of $349.9 million in cash, including $345.4 million for the outstanding shares of Bioenvision common and preferred stock and options to purchase shares of Bioenvision common stock, and approximately $5 million for acquisition costs. The acquisition of Bioenvision provided us with the rights to clofarabine outside North America.

        In connection with the merger, holders of 2,880,000 shares of Bioenvision common stock, representing less than 5% of the outstanding shares of Bioenvision common stock on an as-converted basis immediately before the merger became effective, submitted written demands for appraisal of their shares and elected not to accept the $5.60 per share merger consideration. We referred to these holders as dissenters. In September 2008, the appraisal demand was resolved with substantially all of the dissenters for a total of $16.6 million in cash, consisting of the merger price paid to all other Bioenvision stockholders, plus interest accrued.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $85.3 million, which was allocated to goodwill. We anticipate that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

        The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit and tax restructuring activities. We recorded immaterial adjustments to the purchase price in the nine months ended September 30, 2008.

Purchase of In-Process Research and Development

        We did not complete any acquisitions in the nine months ended September 30, 2008. In connection with certain acquisitions that we completed between January 1, 2006 and December 31, 2007, we acquired various IPR&D projects. The following table sets forth the significant IPR&D projects for the companies we acquired between January 1, 2006 and December 31, 2007 (amounts in millions):

Company Acquired	Purchase Price	IPR&D	Programs Acquired	Discount Rate Used in Estimating Cash Flows		Year of Expected Launch
Bioenvision (2007)	$349.9	$125.5	Clolar/Evoltra (clofarabine)(1,2)	17%		2009-2013

AnorMED Inc. (AnorMED) (2006)	$589.2	$526.8 26.1	Mozobil (stem cell transplant)(3) AMD070 (HIV)(4)	15 15	% %	2009-2014 —

		$552.9

(1)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income (loss) of equity method investments.

(2)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL, is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world. The IPR&D projects for clofarabine are related to the development of the product for the treatment of other medical diseases.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5.    Mergers and Acquisitions (Continued)

(3)
In June 2008, we submitted marketing applications for Mozobil in the United States and Europe.

(4)
Year of expected launch is not provided for AMD070 at this time because we are assessing our future plans for this program.

Exit Activities

        In connection with our acquisitions of AnorMED and Bioenvision, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities' leased facilities. These costs have been recognized as liabilities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase or Business Combination," and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Balance at December 31, 2006	$6,105	$24	$—	$6,129
Acquisition(1)	2,601	—	70	2,671
Revision of estimates	(931)	2,593	—	1,662
Payments	(5,602)	(453)	—	(6,055)

Balance at December 31, 2007	2,173	2,164	70	4,407
Revision of estimates	(182)	—	—	(182)
Payments	(1,834)	(530)	(70)	(2,434)

Balance at September 30, 2008(2)	$157	$1,634	$—	$1,791

(1)
Represents amounts accrued for employee related benefits and other exit activities resulting from our acquisition of Bioenvision. We completed payment of these benefits and other exit activities in June 2008.

(2)
We expect to pay employee benefits related to our acquisition of AnorMED through 2008 and payments related to the closing of a leased facility through 2012.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Total revenues	$964,776	$2,787,518

Net income	$154,055	$271,020

Net income per share:
Basic	$0.59	$1.03

Diluted	$0.56	$0.99

Weighted average shares outstanding:
Basic	262,775	263,387

Diluted	279,206	279,898

6.    Strategic Transactions

        We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense.

Strategic Alliance with Osiris Therapeutics, Inc.

        In October 2008, we entered into a strategic alliance with Osiris Therapeutics, Inc., or Osiris, whereby we obtained an exclusive license to develop and commercialize Prochymal and Chondrogen, mesenchymal stem cell products, outside of the United States and Canada. Osiris will commercialize Prochymal and Chondrogen in the United States and Canada. We will pay Osiris a nonrefundable upfront payment of $75.0 million by November 21, 2008, and an additional $55.0 million nonrefundable upfront license fee on July 1, 2009, both of which will be charged to research and development expense in our consolidated statements of operations during the fourth quarter of 2008.

        Osiris will be responsible for completing, at its own expense, all clinical trials of Prochymal for the treatment of GvHD and Crohn's disease, both of which are in phase 3 trials, and clinical trials of Prochymal and Chondrogen through phase 2 for all other indications. Osiris will be responsible for 60% and we will be responsible for 40% of the clinical trial costs for phase 3 and 4 clinical trials of Prochymal (other than for the treatment of GvHD and Crohn's disease) and Chondrogen. Osiris is eligible to receive:

  •
  up to $500.0 million in development and regulatory milestone payments for all indications of Prochymal and up to $100.0 million for Chondrogen, unless we elect to opt out of further development of Chondrogen; and

  •
  up to $250.0 million in sales milestones for all indications of Prochymal and up to $400.0 million for all indications of Chondrogen for the prevention and treatment of conditions of articulating joints.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6.    Strategic Transactions (Continued)

Osiris is also eligible to receive tiered, double-digit royalties from us on sales of Prochymal and Chondrogen outside of the United States and Canada.

Collaboration with PTC Therapeutics, Inc.

        On July 15, 2008, we entered into a collaboration agreement with PTC Therapeutics, Inc., or PTC, to develop and commercialize PTC124, PTC's novel oral therapy in late-stage development for the treatment of nonsense-mutation-mediated Duchenne muscular dystrophy, or DMD, and nonsense-mutation-mediated cystic fibrosis, or CF. Under the terms of the agreement, PTC will commercialize PTC124 in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development expense for our Therapeutics segment in our consolidated statements of operations in July 2008. PTC will conduct and be responsible for the phase 2b trial of PTC124 in DMD, the phase 2b trial of PTC124 in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for PTC124 equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of PTC124 in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

  •
  up to $165.0 million in development and approval milestones, the majority of which would be paid upon the receipt of approvals obtained outside of the United States and Canada; and

  •
  up to $172.0 million in sales milestones, commencing if and when annual net sales for PTC124 outside of the United States and Canada reach $300.0 million and increasing in increments through revenues of $2.4 billion.

PTC is also eligible to receive tiered, double-digit royalties from sales of PTC124 outside of the United States and Canada.

Strategic Alliance with Isis Pharmaceuticals, Inc.

        On January 7, 2008, we entered into a strategic alliance with Isis Pharmaceuticals, Inc., or Isis, whereby we obtained an exclusive, worldwide license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, which is currently being developed for the treatment of familial hypercholesterolemia, or FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an investment in equity securities in our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction, and the remaining $69.9 million was allocated to the mipomersen license, which had not reached technological feasibility and did not have alternative future use. We recorded the $69.9 million license fee as a charge to research and development expense in our consolidated statements of operations for the three months ended March 31, 2008.

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

development of mipomersen and, thereafter, we and Isis will share development costs for mipomersen equally. The initial funding commitment by Isis and shared development funding would end when the mipomersen program is profitable. In the event the research and development of mipomersen is terminated prior to Isis completing their funding obligation, we are not entitled to any refund of our $175.0 million upfront payment. Isis is eligible to receive up to $750.0 million in commercial milestone payments and up to $825.0 million in development and regulatory milestone payments.

        We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio would be adjusted on a sliding scale if and as annual revenues for mipomersen ramp up to $2.0 billion, at which point we would share profits equally with Isis. The results of our mipomersen program are included in the results of our cardiovascular business unit, which are reported under the caption "Other" in our segment disclosures.

7.    Inventories

	September 30, 2008	December 31, 2007
	(Amounts in thousands)
Raw materials	$95,904	$120,409
Work-in-process	135,290	130,812
Finished goods	211,705	187,894

Total	$442,899	$439,115

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. Our total inventories at September 30, 2008 included $9.4 million of Myozyme and $4.9 million of Campath inventory, produced at our manufacturing facility in Belgium, that have not yet been approved for sale.

8.    Goodwill and Other Intangible Assets

Goodwill

        The following table contains the change in our goodwill during the nine months ended September 30, 2008 (amounts in thousands):

	As of December 31, 2007	Adjustments	As of September 30, 2008
Renal	$303,951	$—	$303,951
Therapeutics	355,494	—	355,494
Transplant	163,061	—	163,061
Biosurgery	7,585	—	7,585
Oncology	530,909	478	531,387
Other	42,828	(736)	42,092

Goodwill	$1,403,828	$(258)	$1,403,570

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8.    Goodwill and Other Intangible Assets (Continued)

        We are required to perform impairment tests related to our goodwill under FAS 142 annually and whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be recoverable. We completed the required annual impairment tests for our $1.4 billion of net goodwill in the third quarter of 2008 and determined that no impairment charges were required.

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$2,160,328	$(666,450)	$1,493,878	$1,680,190	$(545,817)	$1,134,373
Patents	194,560	(117,426)	77,134	194,560	(104,413)	90,147
Trademarks	60,610	(40,851)	19,759	60,634	(36,787)	23,847
License fees	90,504	(35,432)	55,072	90,237	(28,833)	61,404
Distribution rights(2)	391,530	(157,929)	233,601	307,260	(125,678)	181,582
Customer lists(3)	87,704	(32,281)	55,423	97,031	(33,209)	63,822
Other	2,045	(1,878)	167	2,050	(1,573)	477

Total	$2,987,281	$(1,052,247)	$1,935,034	$2,431,962	$(876,310)	$1,555,652

(1)
Effective January 1, 2008, reflects the consolidation of the results of BioMarin/Genzyme LLC at fair value in accordance with FIN 46R, including $480.5 million for the fair value of the manufacturing and commercialization rights to Aldurazyme, net of $18.0 million of related accumulated amortization. This intangible asset is being amortized on a straight-line basis over a period of 20 years.

(2)
Includes an additional $84.3 million of other intangible assets resulting from additional payments made or accrued in the nine months ended September 30, 2008 in connection with our reacquisition of the Synvisc sales and marketing rights from Wyeth, including a $60.0 million milestone payment recorded in May 2008.

(3)
Reflects the write off, during the three months ended March 31, 2008, of $8.3 million of fully amortized customer lists assigned to our Genetics reporting unit.

All of our other intangible assets are amortized over their estimated useful lives.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8.    Goodwill and Other Intangible Assets (Continued)

        The estimated future amortization expense for our other intangible assets for the remainder of fiscal year 2008, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1,2)
2008 (remaining three months)	$57,884
2009	228,887
2010	241,794
2011	259,922
2012	200,776
Thereafter	568,166

(1)
Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we will be required to make to Wyeth, and for the Myozyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future sales of Myozyme and the potential milestone payments we may be required to make to Synpac. These contingent payments will be recorded as intangible assets when the payments are accrued. Estimated future amortization expense also includes estimated future amortization expense for other arrangements involving contingent payments.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

9.    Investments in Equity Securities

        We recorded the following gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross gains (losses) on investments in equity securities:
Sirtris Pharmaceuticals, Inc. (Sirtris)	$—	$—	$10,304	$—
Therapeutic Human Polyclonals, Inc. (THP)	1,042	—	1,042	10,848
Other	(9,861)	1,105	(8,948)	3,188

Total	(8,819)	1,105	2,398	14,036
Less: charges for impairment of investments	(5,310)	—	(6,599)	—

Gains (losses) on investments in equity securities, net	$(14,129)	$1,105	$(4,201)	$14,036

        In the fourth quarter of 2007, we purchased an exclusive option to acquire equity of a private company for $10.0 million in cash. We terminated the option agreement prior to the deadline for exercise and, as a result, we recorded a charge of $10.0 million in the third quarter of 2008 to write off the purchase price of the option. We also recorded a charge of $5.3 million in the third quarter of 2008 to write down our investments in certain venture capital funds to fair value.

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

        At September 30, 2008, our stockholders' equity includes $32.7 million of unrealized gains and $0.1 million of unrealized losses related to our strategic investments in equity securities.

10.    Joint Venture with BioMarin

        In 1998, we and BioMarin Pharmaceutical Inc., or BioMarin, formed BioMarin/Genzyme LLC to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis I, or MPS I. Prior to January 1, 2008, we recorded our portion of the results of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was $8.2 million for the three months ended September 30, 2007 and $20.8 million for the nine months ended September 30, 2007.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

10.    Joint Venture with BioMarin (Continued)

        Condensed financial information for BioMarin/Genzyme LLC is summarized below for the three and nine months ended September 30, 2007 (amounts in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$32,322	$88,270
Gross margin	25,284	68,241
Operating expenses	(8,709)	(26,743)
Net income	16,793	42,029

        Effective January 1, 2008, we restructured our relationship with BioMarin/Genzyme LLC regarding the manufacturing and commercialization of Aldurazyme by entering into several new agreements. BioMarin/Genzyme LLC no longer engages in commercial activities related to Aldurazyme and solely:

  •
  holds the intellectual property relating to Aldurazyme and other future collaboration products; and

  •
  will engage in research and development activities that are mutually selected and funded by BioMarin and us, the costs of which we will share equally.

Under the restructured relationship, BioMarin/Genzyme LLC has licensed all intellectual property related to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights. We are required to pay BioMarin a tiered payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. Upon consolidation of BioMarin/Genzyme LLC, we recorded the assets and liabilities of the joint venture in our consolidated balance sheets at fair value. The value of the intellectual property of the joint venture of approximately $480.5 million was recorded as an intangible asset in our consolidated balance sheets and will be amortized over a useful life of 20 years. As this intellectual property has been outlicensed from the joint venture to BioMarin and us for no consideration, a noncurrent liability was recorded for an amount equal to the negative value of these licenses. The noncurrent liability is being amortized over a period of 20 years. We recorded BioMarin's portion of the joint venture's losses, the amount of which was not significant for the three and nine months ended September 30, 2008, as minority interest in our consolidated statements of operations.

11.    Long-Term Debt

1.25% Convertible Senior Notes

        In October 2008, we notified the holders of our $690.0 million in principal of 1.25% convertible senior notes that we plan to redeem the notes on December 1, 2008 using available cash. The notes will be redeemed for cash at 100% of the principal amount of the notes plus accrued interest unless they are converted, at the option of the noteholders, into shares of our common stock on or before November 25, 2008, at a conversion price of $71.24 per share.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11.    Long-Term Debt (Continued)

Revolving Credit Facility

        As of September 30, 2008, no amounts were outstanding under our five-year $350.0 million senior unsecured revolving credit facility, which matures on July 14, 2011. The terms of this credit facility include various covenants, including financial covenants, that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2008, we were in compliance with these covenants.

Mortgage

        In July 2008, we purchased land and a manufacturing facility we formerly leased in Framingham, Massachusetts, for an aggregate purchase price of $38.9 million, including fees. We paid $20.8 million in cash and assumed the remaining $18.1 million in principal outstanding under the existing mortgage for the facility, which bears interest at 5.57% annually and is due in May 2020. We allocated the purchase price to the fair value of the acquired land and buildings in our consolidated balance sheets in July 2008, of which $20.6 million was allocated to land and $18.3 million was allocated to buildings.

12.    Stockholders' Equity

Stock Repurchase

        During the three months ended September 30, 2008, we did not repurchase any shares of our common stock under our stock repurchase program. Since June 2007, when we first began repurchasing shares of our common stock under this program, we have repurchased a cumulative total of 5,500,000 shares of our common stock at an average price of $68.09 per share for a total of $374.6 million in cash, including fees. We recorded the repurchases in our consolidated balance sheets as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12.    Stockholders' Equity (Continued)

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pre-tax stock-based compensation expense, net of estimated forfeitures, charged to:
Cost of products and services sold(1)	$(6,926)	$(5,779)	$(19,751)	$(18,540)
Selling, general and administrative expense	(24,222)	(25,091)	(79,015)	(82,838)
Research and development expense	(14,645)	(13,518)	(43,322)	(44,973)

Total	(45,793)	(44,388)	(142,088)	(146,351)
Less: tax benefit from stock options	14,025	14,093	43,396	45,228

Total stock-based compensation expense, net of tax	$(31,768)	$(30,295)	$(98,692)	$(101,123)

Effect per common share:
Basic	$(0.12)	$(0.12)	$(0.37)	$(0.38)

Diluted	$(0.11)	$(0.11)	$(0.35)	$(0.36)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense capitalized to inventory	$3,486	$2,484	$10,482	$10,323

        We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

        At September 30, 2008, there was $289.5 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized that is expected to be recognized over a weighted average period of 2.2 years.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12.    Stockholders' Equity (Continued)

        As of September 30, 2008, there was a total of $13.0 million of principal and interest outstanding for these notes, of which a total of $12.8 was attributable to one Maker, the majority of which was past due.

        In October 2008, we received a total of $10.1 million of cash from this Maker, including $0.3 million for the reimbursement of collection costs, and shares of Genzyme Stock valued at $1.7 million as payment in full of the past due amounts. Two notes remain outstanding, both of which mature in 2009. The amount of principal and accrued interest for the remaining notes is not material.

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

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse affect on our consolidated financial position or results of operations.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14.    Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Provision for income taxes	$60,512	$66,432	$159,036	$201,715
Effective tax rate	34%	29%	32%	33%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses totaling $8.8 million for the three months ended and $25.6 million for the nine months ended September 30, 2008, as compared to $7.3 million for the three months ended and $22.7 million for the nine months ended September 30, 2007.

        In addition, during the three months ended September 30, 2008, we recorded net tax benefits of $10.1 million, principally related to a change in our estimate of the amount of foreign production income for the prior year. Our effective tax rate for the three and nine months ended September 30, 2008 was also impacted by the settlement of IRS audits for the tax years 2004 to 2005. During the first half of 2008, we recorded a total of $5.1 million of tax benefits to our income tax provision reflecting the settlement of various issues. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

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

15.    Segment Information

        In accordance with FAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying FAS 131, we have six reporting segments as described above in Note 1, "Description of Business," to these consolidated financial statements. Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses, which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2007 segment presentation to conform to our 2008 presentation.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15.    Segment Information (Continued)

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Renal	$204,817	$184,424	$602,006	$522,350
Therapeutics(1)	599,329	471,351	1,779,957	1,365,617
Transplant	47,860	42,881	141,633	127,582
Biosurgery	122,962	106,146	365,839	312,428
Genetics	82,058	73,050	234,921	212,922
Oncology	33,978	22,730	96,350	62,609
Other	68,895	59,111	209,548	172,084
Corporate	385	466	1,225	1,169

Total	$1,160,284	$960,159	$3,431,479	$2,776,761

Income (loss) before income taxes:
Renal	$91,398	$81,171	$272,843	$218,931
Therapeutics(1,2)	271,878	315,098	1,015,287	905,096
Transplant	(14,360)	(18,211)	(33,770)	(28,536)
Biosurgery	23,454	18,991	70,910	50,826
Genetics	3,025	4,371	10,754	20,140
Oncology(3)	(24,694)	(33,728)	(76,345)	(53,440)
Other(4)	4,010	1,620	(236,568)	3,035
Corporate(5)	(174,603)	(143,567)	(529,644)	(513,043)

Total	$180,108	$225,745	$493,467	$603,009

(1)
Effective January 1, 2008, as a result of our restructured relationship with BioMarin/Genzyme LLC, instead of sharing all costs and profits of Aldurazyme equally with BioMarin, we began to record all sales of, and cost of sales and SG&A related to, Aldurazyme.

(2)
Includes a charge of $100.0 million recorded in July 2008 for a nonrefundable upfront fee we paid to PTC related to our collaboration agreement with PTC to develop and commercialize PTC124 for the treatment of nonsense-mutation-mediated DMD and nonsense-mutation-mediated CF.

(3)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

(4)
Includes charges of $175.0 million recorded in June 2008 and $69.9 million recorded in February 2008 representing license fees paid to Isis for the exclusive, worldwide rights to mipomersen, which we recorded to research and development expense in our consolidated statements of operations. These charges were incurred by our cardiovascular business unit which had minimal revenues and expenses excluding this charge.

(5)
Includes our corporate, general and administrative and corporate science activities, all of our stock-based compensation expense, as well as gains (losses) on investments in equity securities, net

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15.    Segment Information (Continued)

  of charges for impairment of investments, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2008	December 31, 2007
Segment Assets(1):
Renal	$1,387,762	$1,468,428
Therapeutics(2)	1,772,381	1,230,128
Transplant	424,746	415,903
Biosurgery	506,203	458,412
Genetics	184,429	148,787
Oncology	925,792	940,097
Other	232,539	246,496
Corporate(3)	3,981,733	3,393,490

Total	$9,415,585	$8,301,741

(1)
Assets for our six reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
Includes the consolidation of the results of BioMarin/Genzyme LLC at fair value, including $480.5 million of additional technology recorded in the first quarter of 2008 for the fair value of BioMarin/Genzyme LLC's manufacturing and commercialization rights to Aldurazyme, net of $18.0 million of related accumulated amortization.

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Cash, cash equivalents, short- and long-term investments in debt securities	$1,473,249	$1,460,394
Deferred tax assets, net	489,071	260,005
Property, plant & equipment, net	1,484,523	1,240,992
Investments in equity securities	169,678	89,181
Other assets	365,212	342,918

Total	$3,981,733	$3,393,490

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation as well as other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Thymoglobulin;

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

  •
  Genetics, which provides testing services for the oncology, prenatal and reproductive markets; and

  •
  Oncology, which develops, manufactures and distributes products for the treatment of cancer, with a focus on antibody- and small molecule-based therapies. The unit derives substantially all of its revenue from sales and royalties received on sales of Campath and clofarabine and from the reimbursement of Campath development expenses. Clofarabine is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world

        We report the activities of our diagnostic products, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

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

Bioenvision

        Effective October 23, 2007, we completed our acquisition of Bioenvision through the culmination of a two-step process consisting of a tender offer completed in July 2007, and a merger approved in October 2007. We paid gross consideration of $349.9 million in cash, including $345.4 million for the outstanding shares of Bioenvision common and preferred stock and options to purchase shares of Bioenvision common stock, and approximately $5 million for acquisition costs. Net consideration was $304.7 million as we acquired Bioenvision's cash and cash equivalents totaling $45.2 million.

        Bioenvision was focused on the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. The acquisition of Bioenvision provided us with the rights to clofarabine outside North America. Clofarabine, which is approved for the treatment of relapsed and refractory pediatric ALL, is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world. We are developing clofarabine for diseases with significantly larger patient populations, including use as a first-line therapy for the treatment of acute myelogenous leukemia, or AML, in adults. Clofarabine has been granted orphan drug status for the treatment of ALL and AML in both the United States and the European Union.

STRATEGIC TRANSACTIONS

        We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense.

Strategic Alliance with Osiris

        In October 2008, we entered into a strategic alliance with Osiris, whereby we obtained an exclusive license to develop and commercialize Prochymal and Chondrogen, mesenchymal stem cell products, outside of the United States and Canada. Osiris will commercialize Prochymal and Chondrogen in the United States and Canada. We will pay Osiris a nonrefundable upfront payment of $75.0 million by November 21, 2008 and an additional $55.0 million nonrefundable upfront license fee on July 1, 2009, both of which will be charged to research and development expense in our consolidated statements of operations during the fourth quarter of 2008.

        Osiris will be responsible for completing, at its own expense, all clinical trials of Prochymal for the treatment of GvHD and Crohn's disease, both of which are in phase 3 trials, and clinical trials of Prochymal and Chondrogen through phase 2 for all other indications. Osiris will be responsible for 60% and we will be responsible for 40% of the clinical trial costs for phase 3 and 4 clinical trials of Prochymal (other than for the treatment of GvHD and Crohn's disease) and Chondrogen. Osiris is eligible to receive:

  •
  up to $500.0 million in development and regulatory milestone payments for all indications of Prochymal and up to $100.0 million for Chondrogen, unless we elect to opt out of further development of Chondrogen; and

  •
  up to $250.0 million in sales milestones for all indications of Prochymal and up to $400.0 million for all indications of Chondrogen for the prevention and treatment of conditions of articulating joints.

Osiris is also eligible to receive tiered, double-digit royalties from sales of Prochymal and Chondrogen outside of the United States and Canada.

Collaboration with PTC

        On July 15, 2008, we entered into a collaboration agreement with PTC to develop and commercialize PTC124, PTC's novel oral therapy in late-stage development for the treatment of nonsense-mutation-mediated DMD and nonsense-mutation-mediated CF. Under the terms of the agreement, PTC will commercialize PTC124 in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development expense for our Therapeutics segment in our consolidated statements of operations in July 2008. PTC will conduct and be responsible for the phase 2b trial of PTC124 in DMD, the phase 2b trial of PTC124 in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for PTC124 equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of PTC124 in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

  •
  up to $165.0 million in development and approval milestones, the majority of which would be paid upon the receipt of approvals obtained outside of the United States and Canada; and

  •
  up to $172.0 million in sales milestones, commencing if and when annual net sales for PTC124 outside of the United States and Canada reach $300.0 million and increasing in increments through revenues of $2.4 billion.

PTC is also eligible to receive tiered, double-digit royalties from sales of PTC124 outside of the United States and Canada.

Strategic Alliance with Isis

        On January 7, 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive, worldwide license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, which is currently being developed for the treatment of FH, an inherited disorder that causes exceptionally high levels of LDL-cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an investment in equity securities in our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction and the remaining $69.9 million was allocated to the mipomersen license, which had not reached technological feasibility and did not have alternative future use. We recorded the $69.9 million license fee as a charge to research and development expense in our consolidated statements of operations in the first quarter of 2008.

        In June 2008, we finalized the terms of our license and collaboration agreement with Isis and paid Isis an additional $175.0 million upfront nonrefundable license fee, which we recorded as a charge to research and development expense in our consolidated statements of operations in June 2008. Under the terms of the agreement, Isis will contribute up to the first $125.0 million in funding for the development of mipomersen and, thereafter, we and Isis will share development costs for mipomersen equally. The initial funding commitment by Isis and shared development funding would end when the mipomersen program is profitable. In the event the research and development of mipomersen is terminated prior to Isis completing their funding obligation, we are not entitled to any refund of our $175.0 million upfront payment. Accordingly, the $175.0 million was recorded as research and development expense in June 2008. Isis is eligible to receive up to $750.0 million in commercial milestone payments and up to $825.0 million in development and regulatory milestone payments.

        We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio would be adjusted on a sliding scale if and as annual revenues for mipomersen ramp up to $2.0 billion, at which point we would share profits equally with Isis. The results of our mipomersen program will be included in the results of our cardiovascular business unit, which are reported under the caption "Other" in our segment disclosures.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant judgments and estimates are set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Exhibit 13 to our 2007 Form 10-K. There have been no significant changes to our critical accounting policies or significant judgments and estimates since December 31, 2007.

        During the third quarter of 2008, we completed the required annual impairment tests for our $1.4 billion of net goodwill and determined that no impairment charge was required.

        Additional information regarding our provisions and estimates for our product sales allowances, sales allowance reserves and accruals, and distributor fees, and the key assumptions we use to determine the fair value assigned to IPR&D are included below.

Revenue Recognition

Product Sales Allowances

        Sales of many biotechnology products in the United States are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. We and other biotechnology companies in the U.S. market are also required to provide statutorily defined rebates and discounts to various U.S. government agencies in order to participate in the Medicaid program and other government-funded programs. In most international markets, we operate in an environment where governments may, and in some cases have, mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. The sensitivity of our estimates can vary by program, type of customer and geographic location. Estimates associated with Medicaid and other government allowances may become subject to adjustment in a subsequent period.

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

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product sales allowances:
Contractual adjustments	$153,799	$106,807	44%	$362,813	$292,998	24%
Discounts	5,655	5,296	7%	16,663	14,489	15%
Sales returns	8,434	1,826	>100%	20,102	9,248	>100%

Total product sales allowances	$167,888	$113,929	47%	$399,578	$316,735	26%

Total gross product sales	$1,226,184	$981,611	25%	$3,535,943	$2,828,089	25%

Total product sales allowances as a percent of total gross product sales	14%	12%		11%	11%

        Total product sales allowances increased $54.0 million, or 47%, for the three months ended September 30, 2008, as compared to the same period of 2007, and $82.8 million, or 26%, for the nine months ended September 30, 2008, as compared to the same period of 2007, primarily due to an increase in overall gross product sales and changes in rebate rates and product mix. The increase in sales returns allowances for the three months ended September 30, 2008, as compared to the same period of 2007, is primarily due to increased sales returns allowances for our Renal segment due to a Renagel price increase in August 2008 and revisions to our estimates of the volume of product returns for Hectorol. The increase in sales returns allowances for the nine months ended September 30, 2008, as compared to the same period of 2007, is primarily due to price increases and increased estimates for the volume of product returns for our Renal, Transplant and Biosurgery segments.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased 27% to approximately $198 million as of September 30, 2008, as compared to approximately $155 million as of December 31, 2007, primarily due to increased product sales and changes in the timing of certain payments. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for each of the last three years.

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

        We record fees paid to our distributors for services as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$3,437	$2,948	$9,723	$9,238
Charged to SG&A	3,519	3,210	10,039	9,644

Total distributor fees	$6,956	$6,158	$19,762	$18,882

In-Process Research and Development

        In-process research and development represents the fair value assigned to incomplete technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. The fair value of such technologies is expensed upon acquisition. A technology is considered to have an alternative future use if it is probable that the acquirer will use the asset in its current, incomplete state as it existed at the acquisition date, the asset will be used in another research and development project that has not yet commenced, and economic benefit is anticipated from that use. If a technology is determined to have an alternative future use, then the fair value of the program would be recorded as an asset on the balance sheet rather than expensed. None of the incomplete technology programs we have acquired through our business combinations have reached technological feasibility nor had an alternative future use and, therefore, the fair value of those programs was expensed on the acquisition date. Substantial additional research and development will be required before any of our acquired programs reach technological feasibility. In addition, once research is completed, each underlying product candidate will need to complete a series of clinical trials and receive regulatory approvals prior to commercialization.

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

  •
  the amount of revenues that could be derived from the products; and

  •
  the appropriate discount rates to use in the analysis.

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

REVENUES

        The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product revenue	$1,058,296	$867,682	22%	$3,136,365	$2,511,354	25%
Service revenue	92,586	83,177	11%	269,072	241,533	11%

Total product and service revenue	1,150,882	950,859	21%	3,405,437	2,752,887	24%
Research and development revenue	9,402	9,300	1%	26,042	23,874	9%

Total revenues	$1,160,284	$960,159	21%	$3,431,479	$2,776,761	24%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel/Renvela (including sales of bulk sevelamer) and Hectorol;

  •
  Therapeutics products, including Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Thyrogen;

  •
  Transplant products, primarily Thymoglobulin;

  •
  Biosurgery products, including orthopaedic products, such as Synvisc, and the Sepra line of products, such as Seprafilm;

  •
  Oncology products, including Campath and Clolar/Evoltra; and

  •
  Other products, including:

  •
  diagnostic products, including infectious disease and cholesterol testing products; and

  •
  bulk pharmaceuticals and WelChol.

        The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Renal:
Renagel/Renvela (including sales of bulk sevelamer)	$170,992	$154,159	11%	$508,253	$436,497	16%
Hectorol	33,825	30,265	12%	93,753	85,853	9%

Total Renal	204,817	184,424	11%	602,006	522,350	15%

Therapeutics:
Cerezyme	309,280	286,071	8%	932,943	832,841	12%
Fabrazyme	125,619	104,610	20%	368,702	309,623	19%
Thyrogen	38,153	26,828	42%	111,386	82,706	35%
Myozyme	76,663	53,568	43%	221,209	138,232	60%
Aldurazyme	38,236	—	N/A	113,742	—	N/A
Other Therapeutics	11,367	153	>100%	31,576	1,025	>100%

Total Therapeutics	599,318	471,230	27%	1,779,558	1,364,427	30%

Transplant:
Thymoglobulin/Lymphoglobuline	45,492	41,036	11%	134,757	121,854	11%
Other Transplant	2,368	1,845	28%	6,876	5,548	24%

Total Transplant	47,860	42,881	12%	141,633	127,402	11%

Biosurgery:
Synvisc/Synvisc-One	67,513	61,175	10%	194,582	179,634	8%
Sepra products	33,001	26,381	25%	98,385	74,572	32%
Other Biosurgery	11,859	7,107	67%	38,832	26,065	49%

Total Biosurgery	112,373	94,663	19%	331,799	280,271	18%

Oncology	25,828	16,131	60%	74,048	47,402	56%

Other product revenue	68,100	58,353	17%	207,321	169,502	22%

Total product revenues	$1,058,296	$867,682	22%	$3,136,365	$2,511,354	25%

Renal

        On October 22, 2007, the FDA granted marketing approval for Renvela, a second generation buffered form of Renagel for the control of serum phosphorus in patients with chronic kidney disease, or CKD, on dialysis. In March 2008, we launched Renvela for dialysis patients in the United States and the product is now included in most U.S. health plan formularies. We are currently pursuing regulatory approvals for Renvela in Europe, South America and other international markets.

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased 11% to $171.0 million for the three months ended September 30, 2008, as compared to the same period of 2007, primarily due to the addition of $9.1 million of revenue from sales of Renvela in the United States, for which there was no similar amount in the same period of 2007, and a $7.7 million increase in sales of Renagel, including sales of bulk sevelamer. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Renagel revenue by $5.5 million and increased end-user demand accounted for an additional $2.9 million of revenue. A Renagel price increase in the United States in August 2008 did not have a material impact on Renagel revenue for the period. Sales of Renagel/

Renvela, including sales of bulk sevelamer, were 15% of our total revenues for the three months ended September 30, 2008, as compared to 16% for the same period of 2007.

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased 16% to $508.3 million for the nine months ended September 30, 2008, as compared to the same period of 2007, primarily due to the addition of $14.5 million of revenue from sales of Renvela in the United States, for which there was no similar amount in the same period of 2007, and a $57.3 million increase in sales of Renagel, including sales of bulk sevelamer. Increased end-user demand accounted for $26.1 million of the additional revenue and a Renagel price increase in the United States in April 2007 accounted for $9.9 million of the additional Renagel revenue. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Renagel revenue by $23.2 million. Sales of Renagel/Renvela, including sales of bulk sevelamer, were 15% of our total revenues for the three months ended September 30, 2008, as compared to 16% for the same period of 2007.

        In October 2007, an FDA advisory committee voted to recommend that the agency extend the indications for phosphate binders to include pre-dialysis patients with hyperphosphatemia. In June 2008, we and two other companies submitted a position paper to the FDA regarding the expanded use of phosphate binders. We received a written response from the FDA and we are in the process of providing the additional information requested. We anticipate that this indication will be added to Renvela's label by the middle of 2009. In addition, we expect to file for approval of a powder form of Renvela that may make it easier for patients to comply with their prescribed treatment program. While Renagel will remain available for a period of time, our long-term goal is to transition all patients to Renvela.

        Sales of Hectorol increased 12% to $33.8 million for the three months ended and 9% to $93.8 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to Hectorol price increases in the third quarter of 2007 and second quarter of 2008, which accounted for $3.1 million for the three months ended and $6.7 million for the nine months ended September 30, 2008 of the additional revenue.

        We expect sales of Renagel/Renvela and Hectorol to continue to increase, driven primarily by growing patient access to these products, including through the Medicare Part D program in the United States, and the continued adoption of the products by nephrologists worldwide. Adoption rates for Renagel/Renvela are expected to trend favorably as a result of the recent introduction of Renvela in the U.S. market, the potential label expansion to include hyperphosphatemic patients who are not on dialysis, and the introduction of a powder formulation expected in the first half of 2009. Adoption rates for Hectorol are expected to trend favorably as a result of growth in the CKD market and the anticipated launch of a 1 mg capsule form of Hectorol in the first half of 2009. In addition, we expect adoption rates to increase for both Renagel/Renvela and Hectorol as a result of our recent expansion and redeployment of our Renal sales force.

        Renagel/Renvela and Hectorol compete with several other marketed products and our future sales may be impacted negatively by these products. Both Renagel and Hectorol are also subjects of Abbreviated New Drug Applications, or ANDAs, containing "Paragraph IV certifications," which is the filing a generic drug manufacturer uses to challenge one or more patents in order to seek U.S. regulatory approval to market a generic version of a drug prior to the expiration date of those patents.

        In the case of Renagel, the ANDA Paragraph IV certification relates only to one of our Renagel patents, namely our patent that covers features of our tablet dosage form. This patent expires in 2020, and the ANDA applicant alleged that its proposed product would not infringe that patent. We reviewed the Paragraph IV certification and did not initiate patent infringement litigation within the 45-day statutory period. The ANDA does not contain a Paragraph IV certification with respect to our Renagel pharmaceutical composition and medical use patent estate, which protect the product and its approved indications until 2014.

        In the case of Hectorol, the ANDA applicant has submitted a Paragraph IV certification alleging the invalidity of our patent related to the use of Hectorol to treat hyperparathyroidism secondary to end-stage renal disease (which patent expires in 2014), and alleging non-infringement of our patent covering our highly purified form of Hectorol (which patent expires in 2021). We initiated patent infringement litigation in February 2008. We believe that our patents are valid, and are currently assessing the merits of the ANDA applicant's non-infringement positions.

        If either of the ANDA filers or any other generic drug manufacturer were to receive approval to sell a generic version of Renagel or Hectorol, our revenues from those products would be adversely affected. In addition, our ability to continue to increase sales of Renagel/Renvela and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with Renagel/Renvela dosing, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Part D program. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel/Renvela and Hectorol with our wholesalers could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 27% to $599.3 million for the three months ended and 30% to $1.8 billion for the nine months ended September 30, 2008, as compared to the same periods of 2007, due to continued growth in sales of Cerezyme, Fabrazyme and Myozyme and the inclusion of Aldurazyme sales in our results of operations beginning on January 1, 2008. As a result of our restructured relationship with BioMarin and BioMarin/Genzyme LLC regarding the manufacturing, marketing and sale of Aldurazyme, effective January 1, 2008, we began to record all sales of Aldurazyme.

        Sales of Cerezyme increased 8% to $309.3 million for the three months ended and 12% to $932.9 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. This is primarily attributable to our continued identification of new Gaucher disease patients, particularly in international markets. We implemented a 3% price increase for Cerezyme in the United States in November 2007 and a 4% price increase for Cerezyme in the United States in August 2008. These price increases accounted for $1.9 million for the three months ended and $9.9 million for the nine months ended September 30, 2008 of the additional Cerezyme revenue. Although we expect Cerezyme to continue to be a substantial contributor to our total revenues in the future, it is a mature product and we do not expect the current new patient growth trend to continue. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Cerezyme revenue by $11.9 million for the three months ended and $48.3 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        Sales of Fabrazyme increased 20% to $125.6 million for the three months ended and 19% to $368.7 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to increased patient identification worldwide as Fabrazyme is introduced into new markets. We implemented a 3% price increase for Fabrazyme in the United States in November 2007 and a 4% price increase for Fabrazyme in the United States in August 2008. These price increases accounted for $2.2 million for the three months ended and $4.1 million for the nine months ended September 30, 2008 of the additional Fabrazyme revenue. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Fabrazyme revenue by $4.4 million for the three months ended and by $20.3 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        Sales of Myozyme increased 43% to $76.7 million for the three months ended and 60% to $221.2 million for the nine months ended September 30, 2008, as compared to $53.6 million and $138.2 million for the same periods of 2007. We launched Myozyme in the United States in May 2006, in Europe a month later and in Canada in September 2006. We are introducing Myozyme on a country-by-country basis in the European Union, as pricing and reimbursement approvals are obtained. Myozyme has received orphan drug designation in both the United States, which provides seven years of market exclusivity, and in the European Union, which provides ten years of market exclusivity. In June 2007, we launched the product in Japan after receipt of marketing and reimbursement approvals. We expect to file for approval in several additional countries by the end of 2008. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Myozyme revenue by $3.4 million for the three months ended and $11.4 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        We currently manufacture Myozyme (alglucosidase alfa) in the United States at the 160 liter bioreactor, or 160L, scale at our manufacturing facility in Framingham, Massachusetts and at the 2000L scale at our manufacturing facility in Allston, Massachusetts. We have begun Myozyme fill-finish at our 2000L facility in Waterford, Ireland. We have approval to sell Myozyme manufactured at the 160L scale in the United States and Myozyme produced at the 2000L scale has been approved for sale in more than 40 countries outside the United States.

        In October 2007, we submitted an application to the FDA seeking approval of alglucosidase alfa produced at the 2000L scale to meet the expected demand for the product in the U.S. market going forward. In April 2008, the FDA concluded that alglucosidase alfa produced at the 160L scale and at the 2000L scale should be classified as two different products because of differences in the carbohydrate structures of the molecules. As a result, the FDA required us to submit a separate Biologics License Application, or BLA, to gain U.S. approval for alglucosidase alfa produced at the 2000L scale. In May 2008, we submitted the BLA for alglucosidase alfa produced at the 2000L scale to the FDA. In October 2008, the Endocrinologic and Metabolic Drugs Advisory Committee affirmed by a vote of 16 to 1 that our Late Onset Treatment Study, or LOTS study, established the clinical effectiveness of alglucosidase alfa produced at the 2000L scale. We expect the FDA to act on the BLA by November 29, 2008. We anticipate that this process will culminate in the availability of two commercial versions of alglucosidase alfa in the United States: one produced at the 160L scale and the other produced at the 2000L scale. The decision by the FDA to treat alglucosidase alfa produced using the 160L and 2000L scale processes as separate products will negatively impact our anticipated 2008 Myozyme revenue growth by approximately $45 million and since we will continue to provide Myozyme at no cost to some patients through a clinical access program, we anticipate that costs related to Myozyme in 2008 will be approximately $8 to $10 million more than originally expected. We expect demand for Myozyme to continue to grow and expect to begin providing U.S. patients with commercial 2000L product during the first quarter of 2009.

        To meet the global demand for Myozyme, we are working to secure approval from the EMEA to produce Myozyme at our 4000L scale manufacturing facility in Belgium. We have successfully completed the required three consecutive process validation runs for Myozyme produced at the 4000L scale and we expect to file for EMEA approval of the 4000L production in January 2009. We anticipate EMEA approval during the first half of 2009. Approval of 4000L scale production will be necessary to meet the anticipated global demand for Myozyme. Product supply of Myozyme is expected to remain tight until the 4000L process is approved.

        Effective January 1, 2008, we, BioMarin and BioMarin/Genzyme LLC restructured our relationship regarding the manufacturing, marketing and sale of Aldurazyme and entered into several new agreements. BioMarin continues to manufacture Aldurazyme. We continue to purchase Aldurazyme exclusively from BioMarin and globally market and sell the product. Effective January 1, 2008, instead of sharing all costs and profits of Aldurazyme equally, we began to record all sales of Aldurazyme and began paying BioMarin a tiered payment ranging from approximately 39.5% to 50% of worldwide net product sales of Aldurazyme. Aldurazyme product revenue was $38.2 million for the three months ended and $113.7 million for the nine months ended September 30, 2008. Prior to January 1, 2008, we were commercializing Aldurazyme on behalf of BioMarin/Genzyme LLC in the United States, Canada, the European Union, Latin America and the Asia-Pacific regions and continuing to launch Aldurazyme on a country-by-country basis as pricing and reimbursement approvals were obtained. BioMarin/Genzyme LLC's Aldurazyme product revenue recorded by BioMarin/Genzyme LLC was $32.3 million for the three months ended and $88.3 million for the nine months ended September 30, 2007. We implemented a 3% price increase for Aldurazyme in the United States in November 2007 and a 4% price increase for Aldurazyme in the United States in August 2008, which did not have a significant impact on Aldurazyme revenue for the three and nine months ended September 30, 2008. The increases in Aldurazyme sales of $5.9 million for the three months ended and $25.5 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, are primarily attributable to increased patient identification worldwide as Aldurazyme was introduced into new markets. We have applications for marketing approval for Aldurazyme currently pending in several countries in Latin America, Central and Eastern Europe and the Asia-Pacific region. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Aldurazyme revenue by $1.7 million for the three months ended and $6.6 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        Sales of Thyrogen increased 42% to $38.2 million for the three months ended and 35% to $111.4 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. We implemented a 9.7% price increase for Thyrogen in the United States in April 2007 and a 15% price increase for Thyrogen in the United States in March 2008. These price increases accounted for $3.1 million for the three months ended and $7.3 million for the nine months ended September 30, 2008 of additional Thyrogen revenue. In addition, worldwide volume growth, driven by a significant increase in the use of the product in thyroid remnant ablation procedures, positively impacted Thyrogen revenue by $8.3 million for the three months ended and $18.3 million for the nine months ended September 30, 2008. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Thyrogen revenue by $0.9 million for the three months ended and by $4.8 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

Transplant

        Transplant product revenue increased 12% to $47.9 million for the three months ended and 11% to $141.6 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. This was primarily due to a $2.1 million increase for the three months ended and a $13.7 million increase for the nine months ended September 30, 2008 in Thymoglobulin revenue as a result of an 11% increase in the worldwide average sales price of Thymoglobulin. In addition, sales of Thymoglobulin increased $2.8 million for the three months ended and $4.9 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, due to an increase in sales volume resulting from increased utilization of Thymoglobulin in transplant procedures worldwide. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Transplant product revenue by $1.1 million for the three months ended and $5.5 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        In March 2008 we recalled one lot, in April 2008 we recalled an additional three lots, and in September 2008 we recalled one other lot of Thymoglobulin that no longer met our specifications for product appearance. The value of the product returned as a result of these recalls was not significant. In July 2008, we wrote off one lot of Thymoglobulin, valued at approximately $5 million, due to a filter failure at our fill-finish facility in Waterford, Ireland. We will continue to closely monitor our Thymoglobulin inventory levels and have increased production in an effort to maintain adequate supply levels throughout the remainder of 2008. Construction is underway on a new manufacturing plant for Thymoglobulin in Lyon, France to support the anticipated long-term demand for the product. Regulatory approvals of the facility are expected beginning in 2010, and production at this plant is expected to commence in 2011.

Biosurgery

        Biosurgery product revenue increased 19% to $112.4 million for the three months ended and 18% to $331.8 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. Seprafilm revenue increased $6.7 million for the three months ended and $21.6 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to greater penetration of the product into the United States, Japanese and European markets and expanded use of Seprafilm in C-sections and gynecological procedures. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Biosurgery product revenue by $1.5 million for the three months ended and $6.8 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

        We received approval to market Synvisc-One, a single injection regimen, in the European Union in December 2007. In November 2007, we received a letter from the FDA requesting additional analysis and data regarding our marketing application for Synvisc-One in the United States. We responded to the FDA's letter in June 2008 and our marketing application will be the subject of an FDA advisory committee meeting in December when the panel is expected to discuss the clinical data we submitted to support the approval and labeling of the product. The FDA is expected to act on the application by December 23, 2008. We also plan on pursuing marketing approvals for Synvisc-One in Canada, Asia and Latin America.

        The combined revenues of Synvisc/Synvisc-One increased 10% to $67.5 million for the three months ended and 8% to $194.6 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to an expanded sales and marketing investment and the initiation of direct sales of the product in Latin America.

        Other Biosurgery product revenue increased 67% to $11.9 million for the three months ended and 49% to $38.8 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to $2.0 million of revenue for the three months ended and $8.3 million of revenue for the nine months ended September 30, 2008, related to a dermal filler we are developing with and manufacturing for sale to Mentor Corporation for which there were no comparable amounts in the same periods of 2007.

Oncology

        Oncology product revenue increased 60% to $25.8 million for the three months ended and 56% to $74.0 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to the addition of sales of clofarabine outside of North America, which rights we acquired in connection with our acquisition of Bioenvision in October 2007. Clofarabine, which is approved for the treatment of relapsed or refractory pediatric ALL, is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world.

        We are developing the intravenous formulation of clofarabine for new indications, including first-line and relapsed or refractory adult AML. We expect to submit a supplemental BLA this year to expand Clolar's U.S. labeling to include adult AML. FDA action is expected by the middle of 2009. A similar submission in Europe is expected during the first half of 2009. We are also developing an oral formulation of clofarabine and have initiated clinical trials for the treatment of myelodysplastic syndrome, or MDS. Clofarabine has been granted orphan drug status for the treatment of ALL and AML in both the United States and the European Union.

        In September 2007, the FDA approved expanded labeling for Campath to include first-line treatment of patients with B-cell chronic lymphocytic leukemia, or B-CLL, significantly increasing the number of patients eligible to receive the product. In December 2007, we received European approval for this expanded indication as well.

Other Product Revenue

        Other product revenue increased 17% to $68.1 million for the three months ended and 22% to $207.3 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to:

  •
  a 33% increase to $39.0 million for the three months ended and a 32% increase to $117.8 million for the nine months ended September 30, 2008, in sales of diagnostic products, due to the acquisition of certain diagnostic assets from DCL in December 2007 and the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, which positively impacted diagnostic products revenue by $0.3 million for the three months ended and $2.2 million for the nine months ended September 30, 2008; and

  •
  a 12% increase in sales of WelChol to $18.1 million for the three months ended and a 17% increase to $48.3 million for the nine months ended September 30, 2008, due to bulk sales and royalties earned as a result of increased demand from our U.S. marketing partner, Sankyo Pharma, Inc., or Sankyo.

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

        The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Therapeutics	$—	$—	N/A	$343	$—	N/A
Biosurgery	9,928	9,786	1%	31,958	27,486	16%
Genetics	82,058	73,050	12%	234,921	212,922	10%
Oncology	424	269	58%	1,258	897	40%
Other	176	72	>100%	592	228	>100%

Total service revenue	$92,586	$83,177	11%	$269,072	$241,533	11%

        Service revenue attributable to our Biosurgery reporting segment increased 1% to $9.9 million for the three months ended and 16% to $32.0 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. The increases were primarily due to higher demand for Epicel and MACI.

        Service revenue attributable to our Genetics reporting segment increased 12% to $82.1 million for the three months ended and 10% to $234.9 million for the nine months ended September 30, 2008, as compared to the same periods of 2007. The increases were primarily attributable to continued growth in revenue from our genetic testing and prenatal screening services and the increase in demand for certain testing services for patients diagnosed with cancer.

        The strengthening of foreign currencies against the U.S. dollar for the three and nine months ended September 30, 2008, as compared to the same periods of 2007, did not have a significant impact on service revenue.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
International product and service revenue	$578,744	$451,881	28%	$1,770,426	$1,302,797	36%
% of total product and service revenue	50%	48%		52%	47%

        The 28% increase, to $578.7 million, in international product and service revenue for the three months ended and the 36% increase, to $1.8 billion, for the nine months ended September 30, 2008, as compared to the same periods of 2007, is primarily due to a $68.5 million increase for the three months ended and a $265.7 million increase for the nine months ended September 30, 2008 in the combined international sales of Renagel, Cerezyme, Fabrazyme and Myozyme, primarily due to an increase in the number of patients using these products in the European Union, South America and the Asia-Pacific rim. In addition, in 2008 we began to record worldwide Aldurazyme revenue and revenue for clofarabine sold outside North America. Due to the restructured relationship with BioMarin/Genzyme LLC, we began to record Aldurazyme revenue effective January 1, 2008. Revenue generated outside the United States for Aldurazyme was $30.3 million for the three months ended and $91.5 million for the nine months ended September 30, 2008, which had been recorded as joint venture revenue by

BioMarin/Genzyme LLC in 2007. In October 2007, as a result of our acquisition of Bioenvision, we began selling Clolar/Evoltra for the treatment of relapsed or refractory pediatric ALL outside of North America. Revenue generated outside the United States for Clolar/Evoltra was $8.5 million for the three months ended and $21.6 million for the nine months ended September 30, 2008. There were no comparable amounts for the same periods of 2007.

        International product and service revenue as a percentage of total product and service revenue increased due primarily to the addition of revenue generated outside the United States for Aldurazyme and clofarabine.

        The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted total product and service revenue by $30.7 million for the three months ended and $129.2 million for the nine months ended September 30, 2008, as compared to the same periods of 2007.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Therapeutics	$11	$121	(91)%	$56	$1,190	(95)%
Transplant	—	—	N/A	—	180	(100)%
Biosurgery	661	1,697	(61)%	2,082	4,671	(55)%
Oncology	7,726	6,330	22%	21,044	14,310	47%
Other	625	686	(9)%	1,656	2,355	(30)%
Corporate	379	466	(19)%	1,204	1,168	3%

Total research and development revenue	$9,402	$9,300	1%	$26,042	$23,874	9%

        Total research and development revenue increased by $0.1 million for the three months ended and $2.2 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to increases in revenue recognized by our Oncology reporting segment due to higher development activity for alemtuzumab under our collaboration with Bayer, particularly in the multiple sclerosis development program.

MARGINS

        The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Product margin	$832,605	$677,207	23%	$2,452,592	$2,002,903	22%
% of total product revenue	79%	78%		78%	80%
Service margin	$33,069	$29,040	14%	$94,994	$85,311	11%
% of total service revenue	36%	35%		35%	35%
Total product and service margin	$865,674	$706,247	23%	$2,547,586	$2,088,214	22%
% of total product and service revenue	75%	74%		75%	76%

Product Margin

        Our overall product margin increased $155.4 million, or 23%, for the three months ended and $449.7 million, or 22%, for the nine months ended September 30, 2008, as compared to the same periods of 2007. This is primarily due to:

  •
  improved margins for Renagel and Hectorol due to increased unit volumes and price increases;

  •
  the addition of sales of Renvela, which was launched for dialysis patients in the United States in March 2008;

  •
  increased margins for Cerezyme, Fabrazyme, Thyrogen and Myozyme due to increased sales volume;

  •
  an increase in product margin for Seprafilm due to increased sales;

  •
  an increase in product margin for Hylaform due to milestone payments received in 2008 for which there were no comparable amounts received in 2007;

  •
  an increase in product margin for diagnostic products due to our acquisition of certain diagnostic assets from DCL in December 2007; and

  •
  an increase in product margin for our Oncology business due to higher demand for Campath worldwide, and an increase in worldwide sales of Clolar/Evoltra due to our acquisition of Bioenvision in October 2007.

        There was also a $31.9 million favorable effect of exchange rates for the three months ended and $110.6 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, due to the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar.

        Total product margin as a percentage of product revenue increased for the three months ended September 30, 2008, as compared to the same period of 2007, due to a decrease in manufacturing-related charges recorded to write off finished lots of Thymoglobulin that did not meet product specifications for saleable product from $11.8 million recorded in September 2007 to $4.8 million recorded in September 2008. Total product margin as a percentage of product revenue decreased for the nine months ended September 30, 2008, as compared to the same period of 2007, due to the increase in sales of Myozyme and the addition of Aldurazyme to the results, both of which have lower than average margins, and to higher unit costs for Cerezyme and Fabrazyme, offset by the decrease in manufacturing-related charges recorded.

        For purposes of this discussion, the amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins.

Service Margin

        Our overall service margin increased $4.0 million, or 14%, for the three months ended and $9.7 million, or 11%, for the nine months ended September 30, 2008, as compared to the same periods of 2007. The increases were primarily attributable to increases in revenue from our genetic testing and prenatal screening services and the increase in demand for certain testing services for patients diagnosed with cancer.

        Total service margin as a percent of total service revenue increased by 1% for the three months ended September 30, 2008, as compared to the same period of 2007, due to an increase in MACI and Carticel revenue. Total service margin as a percent of total service revenue was consistent for the nine months ended September 30, 2008 and 2007.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses which were formerly allocated amongst our reporting segments and Other, are now allocated to Corporate. We have revised our 2007 segment disclosures to conform to our 2008 presentation.

        The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Selling, general and administrative expenses	$331,170	$270,306	23%	$996,861	$878,807	13%
% of total revenue	29%	28%		29%	32%

        SG&A increased by $60.9 million for the three months ended and $118.1 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to spending increases of:

  •
  $4.6 million for the three months ended and $14.0 million for the nine months ended September 30, 2008 for Renal, primarily due to sales force expansion to support the Renvela launch;

  •
  $12.8 million for the three months ended and $43.0 million for the nine months ended September 30, 2008 for Therapeutics, primarily due to costs incurred related to Aldurazyme, which were recorded by BioMarin/Genzyme LLC in the same period of 2007, combined with expanded marketing activities for Cerezyme, Fabrazyme and Myozyme;

  •
  $2.0 million for the three months ended and $5.9 million for the nine months ended September 30, 2008 for Transplant, primarily due to our investment in international programs, personnel and to costs related to the preparation of the anticipated launch of Mozobil in 2009;

  •
  $7.5 million for the three months ended and $20.7 million for the nine months ended September 30, 2008 for Biosurgery, primarily due to the expansion of our Sepra sales force combined with additional marketing activities;

  •
  $4.4 million for the three months ended and $16.4 million for the nine months ended September 30, 2008 for Genetics, primarily due to a favorable adjustment of $6.1 million that we recorded in June 2007 related to our acquisition of the Physician Services and Analytical Services business units of IMPATH Inc. in May 2004, for which there was no comparable amount in the same period of 2008, and to personnel additions;

  •
  $3.7 million for the three months ended and $12.9 million for the nine months ended September 30, 2008 for Oncology, primarily due to the inclusion of Bioenvision activities and increased domestic marketing expenses for Clolar;

  •
  $3.1 million for the three months ended and $13.2 million for the nine months ended September 30, 2008 for Other, primarily due to the continued Cholestagel commercial infrastructure build out combined with our acquisition of certain diagnostic assets from DCL in December 2007; and

  •
  $22.9 million for the three months ended and $55.9 million for the nine months ended September 30, 2008 for Corporate, primarily due to the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar and increased spending for information technology and legal expenses.

        These increases were partially offset by a decrease in SG&A for the three and nine months ended September 30, 2008 for Corporate because we recorded a $64.0 million charge in June 2007 for the settlement of the litigation related to the consolidation of our former tracking stocks for which there was no comparable amount recorded in 2008.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Research and development expenses	$305,242	$175,800	74%	$949,900	$540,362	76%
% of total revenue	26%	18%		28%	19%

        Research and development expenses increased $129.4 million for the three months ended and $409.5 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to:

  •
  spending increases of $114.5 million for the three months ended and $142.6 million for the nine months ended September 30, 2008 on certain Therapeutics research and development programs, including a charge of $100.0 million recorded in July 2008 for a nonrefundable upfront fee paid to PTC related to our collaboration agreement with PTC to develop and commercialize PTC124 and the addition of Aldurazyme expenses as a result of the restructuring of our relationship with BioMarin/Genzyme LLC effective January 1, 2008;

  •
  a spending increase of $5.1 million for the nine months ended September 30, 2008 on Transplant research and development programs, primarily on Mozobil, due to new drug application filing activity as preparations continue for the planned 2009 launch of Mozobil in the United States and Europe. We expect FDA action on Mozobil by December 16, 2008 and European approval in the first half of 2009;

  •
  spending increases of $12.2 million for the three months ended and $46.6 million for the nine months ended September 30, 2008 on Oncology research and development programs, primarily on the development of alemtuzumab for the treatment of multiple sclerosis and the addition of Bioenvision expenses for the development of Clolar for adult AML;

  •
  charges of $175.0 million recorded in June 2008 and $69.9 million recorded in February 2008 for license fees paid to Isis for exclusive, worldwide rights to mipomersen; and

  •
  increases of $1.8 million for the three months ended and $12.6 million for the nine months ended September 30, 2008 due to the strengthening of foreign currencies against the U.S. dollar, primarily the Euro.

        These increases were partially offset by spending decreases of:

  •
  $0.3 million for the three months ended and $33.9 million for the nine months ended September 30, 2008 on certain Therapeutics research and development programs, including a $25.0 million upfront payment to Ceregene in June 2007 in connection with a collaboration agreement for the development and commercialization of CERE-120, a gene therapy product for the treatment of Parkinson's disease, for which there was no comparable amount paid in 2008, and an $8.3 million decrease in spending for the nine months ended September 30, 2008 due to the termination in February 2007 of our joint venture with Dyax for the development of DX-88 for the treatment of hereditary angioedema, or HAE; and

  •
  $0.7 million for the three months ended and $8.9 million for the nine months ended September 30, 2008 on our Renal programs due to the termination of our late stage clinical trial for tolevamer and a decrease in clinical expenses related to Hectorol.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
Amortization of intangibles	$55,295	$49,819	11%	$166,558	$149,301	12%
% of total revenue	5%	5%		5%	5%

        Amortization of intangibles expense increased by $5.5 million for the three months ended and $17.3 million for the nine months ended September 30, 2008, as compared to the same periods of 2007, primarily due to the acquisition of technology in connection with our acquisition of Bioenvision in October 2007 and the acquisition of customer lists and trademarks in connection with our acquisition of certain diagnostic assets from DCL in December 2007.

        As discussed in Note 8., "Goodwill and Other Intangible Assets," to our consolidated financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of the products, and the resulting estimated future contingent payments we will be required to make. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on these future contingent payments.

Purchase of In-Process Research and Development

        We did not complete any acquisitions in the nine months ended September 30, 2008. In connection with certain of our acquisitions we completed between January 1, 2006 and December 31, 2007, we have acquired various IPR&D projects. The following table sets forth IPR&D projects for companies we have acquired between January 1, 2006 and December 31, 2007 (amounts in millions):

Company Acquired	Purchase Price	IPR&D	Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch	Estimated Cost to Complete
Bioenvision (2007)	$349.9	$125.5	Clolar/Evoltra (clofarabine)(1,2)	17%	2009-2013	$35.3

AnorMED (2006)	$589.2	$526.8	Mozobil (stem cell transplant)(3)	15%	2009-2014	$125
		26.1	AMD070 (HIV)(4)	15%	—	$—

		$552.9

(1)
IPR&D charges totaled $125.5 million related to the acquisition of Bioenvision, of which $106.4 million was charged to IPR&D and $19.1 million was charged to equity in income (loss) of equity method investments.

(2)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric ALL, is marketed under the name Clolar in North and South America and as Evoltra elsewhere in the world. The IPR&D projects for clofarabine are related to the development of the product for the treatment of other medical diseases.

(3)
In June 2008, we submitted marketing applications for Mozobil in the United States and Europe.

(4)
Year of expected launch and estimated cost to complete data is not provided for AMD070 at this time because we are assessing our future plans for this program.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2008	2007		2008	2007
	(Amounts in thousands)
Equity in income (loss) of equity method investments	$—	$(12,648)	(100)%	$188	$(1,091)	>(100)%
Minority interest	566	5	>100%	1,592	3,932	(60)%
Gains (losses) on investments in equity securities, net	(14,129)	1,105	>(100)%	(4,201)	14,036	>(100)%
Other	(699)	913	>(100)%	(840)	110	>(100)%
Investment income	11,793	18,222	(35)%	40,015	51,687	(23)%
Interest expense	(792)	(1,474)	(46)%	(3,596)	(9,283)	(61)%

Total other income (expenses)	$(3,261)	$6,123	>(100)%	$33,158	$59,391	(44)%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint venture with Medtronic, Inc., and our investment in Peptimmune, Inc. and for the three and nine months ended September 30, 2007, our portion of the results of BioMarin/Genzyme LLC. Also under this caption, for the period from July 10, 2007 through September 30, 2007, we recorded our portion of the results of our investment in Bioenvision, which we subsequently acquired in October 2007.

        Equity in loss of equity method investments decreased by $12.6 million, or 100%, for the three months ended and $1.3 million, or more than 100%, for the nine months ended September 30, 2008, as compared to the same periods of 2007. These decreases are primarily due to $20.5 million of charges in the three months ended September 30, 2007 related to our investment in Bioenvision common stock, including a $19.1 million charge for IPR&D, representing our proportionate share of the fair value of the IPR&D programs of Bioenvision for which there are no comparable amounts in the same periods of 2008 because we completed our acquisition of Bioenvision in October 2007. These charges were offset in part by our portion of the net income from BioMarin/Genzyme LLC of $8.2 million for the three months ended and $20.8 million for the nine months ended September 30, 2007, for which there are no comparable amounts in the same periods of 2008, since, beginning January 1, 2008, as a result of our restructured relationship with BioMarin, we no longer account for BioMarin/Genzyme LLC using the equity method of accounting.

Minority Interest

        As a result of the restructuring of our relationship with BioMarin/Genzyme LLC, effective January 1, 2008, in accordance with the provisions of FIN 46R, we began consolidating the results of BioMarin/Genzyme LLC. We recorded BioMarin's portion of this joint venture's income for the three and nine months ended September 30, 2008 as minority interest in our consolidated statements of operations, the amounts of which were not significant.

        As a result of our application of FIN 46R, prior to October 15, 2007, we consolidated the results of Excigen Inc., or Excigen, and, prior to February 20, 2007, Dyax-Genzyme LLC. On February 20, 2007, we agreed with Dyax to terminate our participation and interest in Dyax-Genzyme LLC. We recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations through February 20, 2007. The results of Excigen were not significant for the three and nine months ended September 30, 2007.

Gains (Losses) on Investments in Equity Securities, Net

        We recorded the following gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross gains (losses) on investments in equity securities:
Sirtris	$—	$—	$10,304	$—
THP	1,042	—	1,042	10,848
Other	(9,861)	1,105	(8,948)	3,188

Total	(8,819)	1,105	2,398	14,036
Less: charges for impairment of investments	(5,310)	—	(6,599)	—

Gains (losses) on investments in equity securities, net	$(14,129)	$1,105	$(4,201)	$14,036

        In the fourth quarter of 2007, we purchased an exclusive option to acquire equity of a private company for $10.0 million in cash. We terminated the option agreement prior to the deadline for exercise and, as a result, we recorded a charge of $10.0 million in the third quarter of 2008 to write off the purchase price of the option. We also recorded a charge of $5.3 million in the third quarter of 2008 to write down our investments in certain venture capital funds to fair value.

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

        At September 30, 2008, our stockholders' equity includes $32.7 million of unrealized gains and $0.1 million of unrealized losses related to our strategic investments in equity securities.

Investment Income

        Our investment income decreased 35% to $11.8 million for the three months ended and 23% to $40.0 million for the nine months ended September 30, 2008, as compared to $18.2 million and $51.7 million for the same periods of 2007, primarily due to a decrease in our average portfolio yield in each period.

Interest Expense

        Our interest expense decreased 46% to $0.8 million for the three months ended and 61% to $3.6 million for the nine months ended September 30, 2008, as compared to $1.5 million and $9.3 million for the same periods of 2007, primarily due to a $1.5 million increase in capitalized interest for the three months ended and $3.9 million for the nine months ended September 30, 2008. In addition, there was a $1.7 million decrease in interest expense related to asset retirement obligations in the nine months ended September 30, 2008, as compared to the same period of 2007.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Provision for income taxes	$60,512	$66,432	$159,036	$201,715
Effective tax rate	34%	29%	32%	33%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate; and

  •
  non-deductible stock-based compensation expenses totaling $8.8 million for the three months ended and $25.6 million for the nine months ended September 30, 2008, as compared to $7.3 million for the three months ended and $22.7 million for the nine months ended September 30, 2007.

        In addition, during the three months ended September 30, 2008, we recorded net tax benefits of $10.1 million, principally related to a change in our estimate of the amount of foreign production income in the prior year. Our effective tax rate for the three and nine months ended September 30, 2008 was also impacted by the settlement of IRS audits for the tax years 2004 to 2005. During the first half of 2008, we recorded a total of $5.1 million of tax benefits to our income tax provision reflecting the settlement of various issues. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

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

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.47 billion at both September 30, 2008 and December 31, 2007.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2008 and 2007.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$334,431	$401,294
Non-cash charges	238,757	318,351
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(139,123)	(108,818)

Cash flows from operating activities	$434,065	$610,827

        Cash provided by operating activities decreased by $176.8 million for the nine months ended September 30, 2008, as compared to the same period of 2007, primarily driven by:

  •
  a $66.9 million decrease in net income, which was impacted by a $197.7 million charge, net of tax, for license fees paid to Isis in exchange for the exclusive, worldwide rights to mipomersen and a $91.3 million charge, net of tax, for the nonrefundable upfront fee we paid to PTC related to our collaboration agreement with PTC for the development and commercialization of PTC124;

  •
  a $30.3 million increase in cash used for working capital; and

  •
  a net decrease of $79.6 million in non-cash charges.

        The net decrease in non-cash charges for the nine months ended September 30, 2008, as compared to the same period of 2007, is primarily attributable to an increase in deferred income tax benefits of $154.7 million, offset by:

  •
  a $29.5 million increase in depreciation and amortization; and

  •
  a $44.7 million increase in the tax benefit from employee stock-based compensation.

Cash Flows from Investing Activities

        For the nine months ended September 30, 2008, net purchases of investments in equity securities, purchases of other intangible assets, capital expenditures and settlement of the appraisal demand with substantially all of the Bioenvision dissenters accounted for significant cash outlays for investing activities. During the nine months ended September 30, 2008, we used:

  •
  $80.1 million in cash to purchase five million shares of Isis common stock in February 2008;

  •
  $434.0 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ridgefield, New Jersey, the Republic of Ireland, the United Kingdom, Belgium and France, completion of construction of a new research and development facility in Framingham, Massachusetts, planned improvements at our manufacturing facility in Allston, Massachusetts and capitalized costs of an internally developed enterprise software system for our Genetics business;

  •
  $60.0 million in cash for a milestone payment to Wyeth in May 2008; and

  •
  $16.6 million in cash to settle the appraisal demand with substantially all of the Bioenvision dissenters in September 2008.

These cash outlays were partially offset by $16.5 million of net cash proceeds from the sale of investments in equity securities.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Proceeds from issuance of our common stock	$294,603	$100,276
Repurchases of our common stock	(143,012)	(181,210)
Excess tax benefits from stock-based compensation	17,470	1,229
Payments of debt and capital lease obligations	(5,281)	(4,606)
Increase in bank overdrafts	20,889	19,259
Payments of notes receivable from stockholders	2,770	—
Minority interest contributions	1,244	4,136
Other financing activities	(1,160)	3,525

Cash flows from financing activities	$187,523	$(57,391)

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over three years, beginning in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. During the three months ended September 30, 2008, we did not repurchase any shares of our common stock under our stock repurchase program. During the nine months ended September 30, 2008, we repurchased an additional 2,000,000 shares of our common stock at an average price of $71.49 per share for a total of $143.0 million in cash, including fees. As of September 30, 2008, we have repurchased a cumulative total of 5,500,000 shares of our common stock at an average price of $68.09 per share for a total of $374.6 million in cash, including fees.

Revolving Credit Facility

        As of September 30, 2008, no amounts were outstanding under our five year, $350.0 million senior unsecured revolving credit facility, which expires on July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2008, we were in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13 to our 2007 Form 10-K. As of September 30, 2008, there have been no material changes to our contractual obligations since December 31, 2007 except the following:

  •
  the contingent payments to Osiris, PTC and Isis as described above under the heading "Strategic Transactions;" and

  •
  the remaining $18.1 million in principal outstanding under the existing mortgage for a manufacturing facility we formerly leased and then acquired in July 2008, which bears interest at 5.57% annually and is due in May 2020 with a balloon payment of $11.1 million in principal.

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

  •
  the remaining $1.1 billion approved for our ongoing stock repurchase program over approximately the next 20 months;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  upgrading our information technology systems;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis, PTC124 from PTC and Prochymal and Chondrogen from Osiris;

  •
  expanding staff; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

        Our cash reserves may be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. We plan to redeem all $690.0 million in principal of these notes on December 1, 2008 using available cash. The notes will be redeemed for cash at 100% of the principal amount of the notes plus accrued interest unless they are converted, at the option of the noteholders, into shares of our common stock on or before November 25, 2008, at a conversion price of $71.24 per share. If our common stock is trading below the conversion price on and before November 25, 2008, we expect that the noteholders will choose to redeem their notes for cash.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we may also be required to pay fees to a holder of proprietary rights in order to continue certain operations.

        Recently, the general economic, global capital and credit market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. However, we continue to believe that our available cash, investments and cash flow from operations, together with our revolving credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. We currently do not rely on short-term borrowing to fund our operations and, as a result, we do not believe that existing global capital and credit market conditions will have a significant impact on our near-term liquidity. We are closely monitoring our liquidity as well as the condition of these markets. If these conditions continue or become worse, our future cost of debt and equity capital and our future access to capital markets could be adversely affected. We cannot guarantee that we will be able to obtain any additional financing in the future or extend any existing financing arrangements on favorable terms or at all.

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

Recent Accounting Pronouncements

Adopted in 2008

         FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115."    Effective January 1, 2008, we adopted FAS 159, which permits, but does not require, entities to irrevocably elect to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis, with subsequent unrealized gains and losses recognized in earnings as changes in fair value occur. In adopting FAS 159, we did not elect to measure any new assets or liabilities at their respective fair values and, therefore, the adoption of FAS 159 did not have an impact on our results of operations or financial position.

         EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."    In June 2007, the FASB ratified EITF Issue No. 07-3, which requires that nonrefundable advanced payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF Issue No. 07-3 was effective for us beginning January 1, 2008 and we applied it prospectively to new contracts we entered into on or after that date. The implementation of EITF Issue No. 07-3 did not have a material impact on our financial position, results of operations or cash flows.

         FSP 157-3, "Determining Fair Value of a Financial Asset in a Market That Is Not Active."    In October 2008, the FASB issued FSP 157-3, which clarified how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material impact on our results of operations or financial position.

Effective in 2009

         EITF Issue No. 07-1, "Accounting for Collaborative Arrangements."    In December 2007, the FASB ratified EITF Issue No. 07-1, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties, including the appropriate income statement presentation and classification of, and the required disclosures related to, these arrangements. EITF Issue No. 07-1 is effective January 1, 2009 and we will apply it retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact, if any, that EITF Issue No. 07-1 will have on our consolidated financial statements.

         FAS 141R, "Business Combinations."    In December 2007, the FASB issued FAS 141R, which replaces FAS 141. FAS 141R retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. Under FAS 141R, acquisition costs will generally be expensed as incurred and restructuring costs will be expensed subsequent to the acquisition date. IPR&D will be capitalized as an indefinite-lived intangible asset at the acquisition date and will either be amortized over the life of the related product or written off as a charge to earnings if the project is subsequently abandoned or becomes impaired. FAS 141R is effective for all business combinations occurring on or after January 1, 2009. Early adoption is not permitted. We are currently evaluating the effects that FAS 141R will have on our consolidated financial statements.

         FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."    In December 2007, the FASB issued FAS 160, which establishes new accounting and reporting standards for noncontrolling interests, formerly known as minority interests, including the amount of net income attributable to the parent and to the noncontrolling interest, changes in parent's ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 requires noncontrolling interests to be reclassified from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the consolidated balance sheet and to be reported separately from the parent's equity. In addition, FAS 160 requires the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent on the face of the consolidated statement of operations. FAS 160 is effective for us January 1, 2009 and adoption is prospective only. However, upon adoption, presentation and disclosure requirements described above must be applied retrospectively for all periods presented in our consolidated financial statements. We are currently evaluating the effects, if any, that FAS 160 will have on our consolidated financial statements.

         FSP 157-2, "Effective Date of FASB Statement No. 157."    In February 2008, the FASB issued FSP 157-2, which allowed us to defer the implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in our consolidated financial statements on a nonrecurring basis, until January 1, 2009. We are evaluating the impact, if any, the adoption of FAS 157, for those assets and liabilities within the scope of FSP 157-2, will have on our financial position, results of operations and liquidity. We did not have any non-financial assets or non-financial liabilities that would be recognized or disclosed on a recurring basis as of September 30, 2008.

         FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."    In March 2008, the FASB issued FAS 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects, if any, that FAS 161 will have on our consolidated financial statements.

         FSP 142-3, "Determination of the Useful Life of Intangible Assets."    In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that FSP 142-3 will have on our consolidated financial statements.

         EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."    In June 2008, the FASB issued EITF Issue No. 03-6-1, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends, whether paid or unpaid, participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF Issue No. 03-6-1 is effective for us on January 1, 2009 with retrospective application. We do not expect the implementation of EITF Issue No. 03-6-1 to have a material impact on our consolidated financial position and results of operations.

         EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock."    In June 2008, the FASB ratified EITF Issue No. 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF Issue No. 07-5 will have on our consolidated financial statements.

 RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

If we fail to increase sales of several existing products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Renagel/Renvela, Synvisc, Synvisc-One, Fabrazyme, Myozyme, Aldurazyme, Hectorol, Thymoglobulin, Thyrogen, Clolar/Evoltra, Campath, and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product or service;

  •
  the availability of competing treatments that are deemed safer, more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a timely and cost efficient manner;

  •
  regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory authorities of these products and services and the facilities and processes used to manufacture these products;

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

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Clolar/Evoltra and alemtuzumab, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as Genz-112638. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

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

        Renagel/Renvela primarily competes with two other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure on hemodialysis. Fresenius Medical Care markets PhosLo®, a calcium-based phosphate binder. Shire plc, or Shire, markets Fosrenol®, a non-calcium based phosphate binder. In 2007, Amgen, Inc. acquired Ilypsa and its product candidate, ILY101 (now AMG 223), a polymeric phosphate binder that completed a phase 2 trial in CKD patients on dialysis. Amgen is currently conducting a phase 2b study. Outside the United States, Renagel/Renvela also compete with calcium-based phosphate binders and Fosrenol. Renagel also competes with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium.

        UCB S.A. has developed Zavesca®, a small molecule drug for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca, sold by Actelion Ltd., has been approved in the United States, European Union and Israel as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. In addition, Shire reported top-line data from a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease, and initiated phase 3 studies in July 2007. Protalix Biotherapeutics Ltd. initiated a phase 3 trial for a plant-derived enzyme replacement therapy to treat Gaucher disease in the third quarter of 2007. Amicus Therapeutics, Inc., or Amicus, is conducting phase 2 trials for oral chaperone medication to treat Gaucher disease. We are also aware of other development efforts aimed at treating Gaucher disease.

        Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States. Amicus has completed phase 2 trials for an oral chaperone medication to treat Fabry disease and is in discussions with the FDA and EMEA regarding the conduct of phase 3 clinical trials. We are aware of other development efforts aimed at treating Fabry disease.

        Current competition for Synvisc and Synvisc-One includes Supartz®, a product manufactured by Seikagaku Corporation that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., and marketed in the United States by Johnson & Johnson's Mitek division and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals and marketed by Ferring in the United States and Europe; and Durolane®, manufactured by Q-Med AB and distributed outside the United States by Smith & Nephew Orthopedics. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc and Synvisc-One. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc and Synvisc-One. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc and Synvisc-One will have difficulty competing with any of these products to the extent the competitive products have a similar safety profile and are considered more efficacious, less burdensome to administer or more cost-effective.

        Myozyme has marketing exclusivity in the United States until 2013 and in the European Union until 2016 due to its orphan drug status, although companies may seek to overcome the associated marketing exclusivity. Amicus Therapeutics has completed two phase 1 clinical studies for a small molecule treatment for Pompe disease and initiated a phase 2 clinical trial in June 2008.

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

  •
  our failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the process used to manufacture the product candidate; or

  •
  changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or indication no longer desirable.

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

        Our efforts to expand the approved indications for our products, gain marketing approval in new jurisdictions and develop next generation products also may fail. These expansion efforts are subject to many of the risks associated with completely new products and, accordingly, we may fail to recoup the investments we make pursuing these strategies.

Our financial results are dependent on sales of Cerezyme.

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $932.9 million for the nine months ended September 30, 2008, representing approximately 27% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product could have an adverse effect on our results of operations and cause the value of our securities to decline. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale-up production of the product material at a reasonable cost or at all and we may not receive manufacturing approvals in sufficient time to meet product demand. For example, the FDA has concluded that alglucosidase alfa produced in our 2000 liter bioreactors is a different product than alglucosidase alfa produced in our 160 liter bioreactors and therefore required us to submit a separate BLA for the 2000 liter product. This delay in receipt of FDA approval has had an adverse effect on our revenues and earnings and will continue to have an adverse effect until we receive regulatory approval. In addition, to meet the global demand for Myozyme, we are working to secure EMEA approval of Myozyme produced at our 4000 liter bioreactor scale manufacturing plant in Belgium. Product supply of Myozyme is expected to remain tight until the 4000 liter process is approved, and delay in securing approval would have an adverse effect on our revenues and earnings.

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

Our operating results and financial position may be negatively impacted when we attempt to grow through business combination transactions.

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

        Certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian sources and human plasma. Such raw materials may be difficult to procure and subject to contamination or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a withdrawal of our products from markets. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

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

        Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines or recommendations to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and products of our competitors. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use of our products. The perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market price for our common stock. In addition, our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products or successfully introduce new products to the market.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products and the performance of our services.

        Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third party suppliers. In some cases, such materials are specifically cited in our marketing applications with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel, Renvela, Cholestagel and WelChol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products or to perform our services in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply sufficient quantities of these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third party providers and Genzyme. Our inability to coordinate these efforts, the inability of a third party contractor to secure sufficient source materials, the lack of capacity available at a third party contractor or any other problems with the operations of a third party contractor could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

  •
  requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products;

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme, Myozyme and Clolar. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market. For example, we received a warning letter from the FDA in September 2007 that addressed certain of our manufacturing procedures in our Thymoglobulin production facility in Lyon, France. The FDA has accepted our response to the warning letter and we continue to work to optimize our processes at this plant.

If regulatory authorities fail to approve pending applications in a timely matter, our results of operations will suffer.

        We expect regulatory action on several matters during the next 12 months. We, for example, anticipate regulatory action on our marketing applications for alglucosidase alfa produced at the 2000L scale in the United States and for Myozyme produced at the 4000L scale in Europe; our marketing applications for Mozobil in the United States and Europe; the expansion of labeling for clofarabine to include the treatment of adults with AML in the United States and Europe; our marketing application for Renvela in Europe and a label expansion of Renvela in the United States to include the treatment of CKD; and our marketing application for Synvisc-One in the United States.

        Regulatory authorities denying or delaying these approvals would adversely impact our projected revenue and income growth. A regulatory authority may deny or delay an approval due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately established a product's risk-benefit profile or adequately addressed negative safety signals. Clinical data are subject to varied interpretations, and regulatory authorities may disagree with our assessments of our data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies. In addition, the FDA has failed to respond to companies by their Prescription Drug User Fee Act response dates, which failure causes a delay in the approval process. We have confronted delays in marketing in the United States for alglucosidase alfa produced at the 2000L scale, which has harmed our financial results, and we could face additional delays with this product or other products. Adverse events in clinical trials have resulted in regulatory problems for several drug candidates and our product candidates are susceptible to similar risks.

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

        Our international operations accounted for approximately 52% of our consolidated product and service revenues for the nine months ended September 30, 2008. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        Some of our drug products, for example Renagel, Renvela, Clolar and Hectorol, are approved under the provisions of the United States Food, Drug and Cosmetic Act that render them susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (ANDA) procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long prior to the generic manufacturer actually commercializing their products—the so-called "Paragraph IV" certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively modest revenues.

        Both Renagel and Hectorol are subjects of ANDAs containing Paragraph IV certifications. In the case of Renagel, the ANDA Paragraph IV certification relates only to one of our Renagel patents, namely our patent that covers features of our tablet dosage form. This patent expires in 2020, and the ANDA applicant alleged that its proposed product would not infringe that patent. We reviewed the Paragraph IV certification and did not initiate patent litigation within the 45-day statutory period. The ANDA does not contain a Paragraph IV certification with respect to our Renagel pharmaceutical composition and medical use patent estate, which protect the product and its approved indications until 2014. Because the last of our composition of matter patents expire in 2014, we would expect Renagel to be subject to competition beginning in 2014.

        In the case of Hectorol, the ANDA applicant has submitted a Paragraph IV certification alleging the invalidity of our patent related to the use of Hectorol to treat hyperparathyroidism secondary to end-stage renal disease (which patent expires in 2014), and alleging non-infringement of our patent claiming our highly purified form of Hectorol (which patent expires in 2021). We initiated patent infringement litigation in February 2008. We believe that our patents are valid and are currently assessing the merits of the ANDA applicant's non-infringement positions.

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

        In the United States and abroad, many of our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada, Mexico, Taiwan and the Middle East without a prescription, which may cause consumers to seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, an increase in U.S.-based businesses affiliated with these Canadian pharmacies and other factors. Most of these foreign imports are illegal under current United States law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the United States Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower-priced medicines. The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

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

        On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. The success of these arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

  •
  terminate the agreements covering the strategic alliance or limit our access to the underlying intellectual property;

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make upfront and milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with Isis Pharmaceuticals, Inc. in February 2008 and RenaMed Biologics, Inc., or RenaMed, in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. For example, in October 2006, RenaMed suspended clinical trials of its renal assist device which was being developed to treat patients with acute renal failure, causing us to write off our entire investment in RenaMed. If other strategic equity investments decline in value and remain below cost for an extended duration, we may incur additional charges.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of September 30, 2008, we had $1.5 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and strategic business initiatives;

  •
  the remaining $1.1 billion available under our ongoing stock repurchase program over approximately the next 20 months;

  •
  upgrading our information technology systems;

  •
  expanding existing and constructing new manufacturing facilities;

  •
  contingent payments under license and other agreements, including payments related to our license of mipomersen from Isis, PTC124 from PTC and Prochymal and Chondrogen from Osiris;

  •
  expanding staff; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

        Our cash reserves may likely be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. We plan to redeem all $690.0 million in principal of these notes on December 1, 2008 using available cash. The notes will be redeemed for cash at 100% of the principal amount of the notes plus accrued interest unless they are converted, at the option of the noteholders, into shares of our common stock on or before November 25, 2008, at a conversion price of $71.24 per share. If our common stock is trading below the conversion price on and before November 25, 2008, we expect that the noteholders will choose to redeem their notes for cash.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we may also be required to pay fees to a holder of proprietary rights in order to continue certain operations.

        Recently, the general economic, global capital and credit market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. However, we continue to believe that our available cash, investments and cash flow from operations, together with our revolving credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. We currently do not rely on short-term borrowing to fund our operations and, as a result, we do not believe that existing global capital and credit market conditions will have a significant impact on our near-term liquidity. We are closely monitoring our liquidity as well as the condition of these markets. If these conditions continue or become worse, our future cost of debt and equity capital and our future access to capital markets could be adversely affected. We cannot guarantee that we will be able to obtain any additional financing in the future or extend any existing financing arrangements on favorable terms, or at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At September 30, 2008, we held derivative contracts in the form of foreign exchange forward contracts. We also held a number of other financial instruments, including investments in marketable securities and we had debt securities outstanding. We do not hold derivatives or other financial instruments for speculative purposes.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at September 30, 2008 to be $5.7 million, as compared to $6.5 million at December 31, 2007. This estimate assumes no change in foreign exchange rates from quarter-end spot rates and excludes any potential risk associated with securities that do not have a readily determinable market value.

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

        We used the following assumptions in preparing the sensitivity analysis for our convertible bonds:

  •
  convertible notes that are "in-the-money" at September 30, 2008 are considered equity securities and are excluded;

  •
  convertible notes that are "out-of-the-money" at September 30, 2008 are analyzed by taking into account both fixed income and equity components; and

  •
  convertible notes will mature on the first available put or call date.

        On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $1.4 million as of September 30, 2008, as compared to $3.3 million as of December 31, 2007.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British Pound and Japanese Yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use forward foreign exchange contracts to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from intercompany short-term foreign currency assets and liabilities. We also hold a limited amount of foreign currency denominated equity securities.

        As of September 30, 2008, we estimated the potential loss in fair value of our foreign currency contracts and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $23.8 million, as compared to $36.2 million as of December 31, 2007. The change from the prior period is due to a decrease in our net foreign currency contracts. Since the contracts hedge mainly transactional exchange exposures, any changes in the fair values of the contracts would be offset by changes in the underlying values of the hedged items.

ITEM 4.    CONTROLS AND PROCEDURES

        As of September 30, 2008, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.    RISK FACTORS

        We incorporate by reference our disclosure related to risk factors which is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in Part I., Item 2. of this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about our repurchases of our equity securities during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008-July 31, 2008	2,336	(1)	$78.97	—	$1,125,521,738.47
August 1, 2008-August 31, 2008	—		—	—	1,125,521,738.47
September 1, 2008-September 30, 2008	—		—	—	1,125,521,738.47

Total	2,336		$78.97	—

(1)
Represents shares surrendered to us by employees who used Genzyme Stock that they otherwise owned to pay the exercise price of their stock options. The shares used to satisfy the exercise price of stock options are not considered part of the publicly announced stock repurchase program approved by our board of directors in May 2007.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: November 7, 2008	By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2008

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

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2008 TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited, amounts in thousands, except per share amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited, amounts in thousands, except par value amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Notes to Unaudited, Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX