Form 10-K
period 2008-12-31
GENZYME CORP
filed 2009-03-02
CIK 732485

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008: $19,124,677,445.

         Number of shares of Genzyme Stock outstanding as of January 31, 2009: 271,352,703

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2009, are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

        Throughout this Form 10-K, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements. These forward-looking statements include, among others, statements regarding:

  •
  United States Food and Drug Administration, or FDA, action on our marketing application for alglucosidase alfa produced at the 2000 liter bioreactor, or 2000L, scale, the impact of the timing of this action on our 2009 earnings and our expected timing for filing for U.S. approval of product produced at the 4000 liter bioreactor, or 4000L, scale;

  •
  our expectations regarding sales of Myozyme and the availability of product supply;

  •
  our expected timing for anticipated approvals of Renvela in new territories, including the European Union, and for approval of an expanded label for Renvela in the U.S.;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated drivers for the future growth of these products;

  •
  our expected 2009 launches of Synvisc-One and Sepraspray in new territories;

  •
  our expected timing for marketing approval of Mozobil in Europe;

  •
  our expectations for FDA action on our application for use of clofarabine to treat adult patients with acute myeloid leukemia and expected timing of our regulatory submission in the European Union for this indication;

  •
  our expected timing for regulatory approval for new manufacturing capability, including for Renvela, Campath and Thymoglobulin;

  •
  the issuance of a warning letter by the FDA regarding certain of our manufacturing processes at our Allston, Massachusetts facility and our assessment of the quality of the safety profile of the products produced at this facility;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products and services on our revenues;

  •
  our estimates of the potential markets for our products and services;

  •
  Cerezyme's future contribution to our revenues and our expectations regarding its current growth trends;

  •
  anticipated inventory write-offs, including write-offs for Myozyme;

  •
  our intention to pursue our rights with respect to insurance coverage for our settlement of a class action lawsuit under a director and officer liability insurance program;

  •
  our assessment of the financial impact of legal proceedings and claims on our financial position and results of operations;

  •
  the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

  •
  our U.S. and foreign income tax audits, including our provision for potential liabilities;

  •
  the protection afforded by our patent rights;

  •
  our estimates of the cost to complete our research and development programs and the estimated timetables for clinical trials, regulatory filings, product approvals and product launches for existing products for use in new indications and for new and next-generation products, including GENZ-112638, our advanced phosphate binder, Hectorol, mipomersen, clofarabine, and alemtuzumab for multiple sclerosis;

  •
  our expectations regarding the impact of changes in foreign exchange rates on revenues;

  •
  our assessment of the deductibility of amounts allocated to goodwill;

  •
  our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Synpac (North Carolina), Inc. and Wyeth; and

  •
  our assessment of the impact of recent accounting pronouncements.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products, services and manufacturing facilities and processes, and to do so in the anticipated timeframes, including our ability to obtain regulatory approvals for an expanded Renvela label and for alglucosidase alfa produced at the 2000L scale in the United States and the timing of receipt of such approvals;

  •
  regulatory authority views regarding the safety, efficacy and risk-benefit profiles of our products;

  •
  the content and timing of submissions to and decisions made by the FDA, the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory agencies related to our products and services and the facilities and processes used to manufacture our products;

  •
  our ability to accurately forecast the impact of regulatory delays on our revenues, costs and earnings;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner;

  •
  our ability to satisfy the post-marketing commitments made to regulatory agencies as a condition of the marketing approvals of Fabrazyme, Aldurazyme, Myozyme, Clolar and Mozobil;

  •
  our ability to obtain and maintain adequate patent and other proprietary rights protection for our product and services and successfully enforce these proprietary rights;

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

  •
  our ability to successfully identify and market to new patients;

  •
  our ability to increase market penetration of our products and services both outside and within the United States;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  competition from lower cost generic or biosimilar products;

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

  •
  the impact of our recent and future merger and acquisition activity;

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

        We refer to more detailed descriptions of these and other risks and uncertainties in Item 1A, "Risk Factors," of this Form 10-K. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this Form 10-K. These statements, like all statements in this Form 10-K, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

NOTE REGARDING INCORPORATION BY REFERENCE

        The United States Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed with them. The information that we refer you to is "incorporated by reference" into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Thymoglobulin®, Synvisc®, Sepra®, Seprafilm®, Sepraspray®, Carticel®, Epicel®, MACI®, Hylaform® and Hectorol® are registered trademarks, and Cholestagel™, Evoltra™, Lumizyme™, MabCampath™, Mozobil™ and Synvisc-One™ are trademarks, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. All rights reserved.

PART I

ITEM 1.    BUSINESS

Introduction

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal diseases, orthopaedics, cancer, transplant and immune disease, and diagnostic and predictive testing. We were formed as a Delaware corporation in 1981 and became a Massachusetts corporation in 1991.

        In the fourth quarter of 2008, we changed our segment reporting structure to better reflect the way we manage and measure the performance of our businesses. Under the new reporting structure, we are organized into four financial reporting units, which we also consider to be our reporting segments:

  •
  Genetic Diseases, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Aldurazyme.

  •
  Cardiometabolic and Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure, and endocrine and cardiovascular diseases. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer), Hectorol, and Thyrogen.

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc, the Sepra line of products, Carticel and Matrix-induced Autologous Chondrocyte Implantation, or MACI.

  •
  Hematologic Oncology, which develops, manufactures and distributes products for the treatment of cancer. The unit derives substantially all of its revenue from sales and royalties received on sales of Campath and clofarabine. This unit also includes Mozobil, which received marketing approval in the United States in December 2008. Clofarabine is marketed under the name Clolar in North and South America and as Evoltra elsewhere in world.

        Our transplant business unit, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation and other hematologic and auto-immune disorders, and our genetics business unit, which provides testing services for the oncology, prenatal and reproductive markets, were formerly reported as separate reporting segments. Beginning with this report, we now include our transplant and genetics business units under the caption "Other." We also report the activities of our diagnostic products, bulk pharmaceuticals and immune mediated disease business units under the caption "Other." These operating segments did not meet the quantitative threshold for separate segment reporting.

        We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate." Effective January 1, 2008, as a result of changes in how we review our business, certain general and administrative expenses that were formerly allocated amongst our reporting segments and "Other" are now allocated to Corporate.

        We have reclassified our 2007 and 2006 segment disclosures to conform to our 2008 presentation.

 Products and Services

Genetic Diseases

        Our Genetic Diseases segment derives substantially all of its revenue from the following therapeutic products:

Product	Indication	Approvals
Cerezyme/Ceredase	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/European Union only)	Ceredase sold commercially since 1991; Cerezyme marketed since 1994; marketing approval received in more than 60 countries and commercial sales in more than 55 countries
Fabrazyme	Fabry disease	Marketed in the European Union since 2001, the United States since 2003, and Japan since 2004; marketing approval received in 48 countries and commercial sales in approximately 40 countries; post-marketing commitments in Europe have been completed and full approval received; several post-marketing commitments on-going in the United States
Myozyme	Pompe disease	Received marketing approval in the European Union in March 2006, in the United States in April 2006, in Canada in August 2006 and in Japan in April 2007; marketing approval received in 44 countries and commercial sales in more than 30 countries; several post-marketing commitments ongoing; additional regulatory filings will be submitted in countries where we have an established presence
Aldurazyme	Mucopolysaccharidosis I (MPS I)	Marketed in the United States and the European Union since 2003; marketing approval received in 58 countries and commercial sales in approximately 40 countries; several post-marketing commitments on-going

        Cerezyme, Fabrazyme, Myozyme and Aldurazyme are each aimed at treating LSDs with patient populations of less than 10,000 worldwide. We market and sell these products directly to physicians, hospitals, treatment centers, pharmacies and government agencies worldwide. Sales are also made through distributors. Additional details on these products are set forth below.

        Cerezyme (imiglucerase).    We are marketing Cerezyme as an enzyme replacement therapy for the treatment of Gaucher disease, an LSD that can be life-threatening and that is caused by a deficiency in the enzyme glucocerebrosidase, which causes fatty deposits to build up in certain organs and bones leading to a wide variety of symptoms, including anemia, spleen and liver enlargement and bone deterioration. Treatment with Cerezyme enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy approved for treatment of Type 1 Gaucher disease. In the European Union, Cerezyme is also approved for the treatment of patients who exhibit clinically significant, non-neurological manifestations of the disease (Type 3 Gaucher disease).

        Our results of operations are highly dependent on sales of Cerezyme, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme totaled $1.2 billion, or 27% of our total revenue in 2008; $1.1 billion, or 30% of our total revenue in 2007; and $1.0 billion, or 32% of our total revenue in 2006.

        We are preparing to initiate two phase 3 studies of Genz-112638, an oral therapy that could provide an additional treatment option for patients with Gaucher disease. Patient enrollment is expected to begin in the first half of 2009.

        Fabrazyme (agalsidase beta).    We developed Fabrazyme, a recombinant form of the human enzyme alpha- galactosidase, as a treatment for Fabry disease. Fabry disease is an LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart and other organs. In agreement with the FDA and EMEA, we undertook a number of post-marketing commitments, and have completed a phase 4, multi-national, multi-center, double-blind placebo-controlled study in patients with advanced disease in addition to dose-maintenance and pediatric studies. The EMEA approved new labeling for Fabrazyme based largely on the results from the phase 4 study in mid-2005. In January 2007, the results of this trial were published in the Annals of Internal Medicine. In May 2007, the data from a phase 3 extension trial were also published. This data showed that Fabrazyme stabilizes renal function in Fabry patients over a 54 month period. In early 2008, the EMEA granted full marketing authorization for Fabrazyme, making it the only product on the market for Fabry disease to earn this designation in the European Union. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing sales forces for our LSD and renal products.

        Sales of Fabrazyme totaled $494.3 million, or 11% of our total revenue in 2008; $424.3 million, or 11% of our total revenue in 2007; and $359.3 million, or 11% of our total revenue in 2006.

        Myozyme (alglucosidase alfa).    We are marketing Myozyme as a therapy for Pompe disease, a progressive, debilitating and often fatal muscle disease resulting from an inherited enzyme deficiency. Pompe disease is an LSD that manifests as a broad spectrum of clinical symptoms, with variable rates of progression ranging from rapidly progressive and often fatal within the first year of life to relentlessly progressive resulting in significant morbidity and premature mortality. Myozyme is the first and only treatment approved for Pompe disease and is indicated for all patients with the disorder. Myozyme specifically targets the underlying cause of Pompe disease by replacing the enzyme that is absent or deficient.

        We completed in late 2007 a Late Onset Treatment Study (LOTS) conducted in juvenile and adult patients with Pompe disease. The LOTS results are expected to be published in a major medical journal in the first half of 2009. The LOTS results were submitted to the EMEA for potential inclusion of the results in the Myozyme product labeling in Europe in the first half of 2009. The results of the LOTS study were also submitted to the FDA as the basis of a separate biologics license application, or BLA, in May 2008 to gain marketing approval in the United States for alglucosidase alfa produced at the 2000L scale at our Allston, Massachusetts manufacturing facility. In April 2008, the FDA concluded that alglucosidase alfa produced at the 160 liter bioreactor, or 160L, scale and 2000L scale should be classified as two different products because of analytical differences observed as part of comparability efforts supporting the manufacturing change. In October 2008, an FDA advisory committee affirmed by a vote of 16 to 1 that our LOTS results established the clinical effectiveness of alglucosidase alfa produced at the 2000L scale for the treatment of patients with late-onset Pompe disease.

        On February 27, 2009, we received a complete response letter from the FDA regarding our application. In the letter, the FDA outlines the items that need to be addressed before the application can be approved. These items include finalizing agreement with the FDA on the design of a post-approval verification study to demonstrate the clinical benefit of alglucosidase alfa produced at the 2000L scale, as required under the FDA's accelerated approval process; finalizing agreement with the

FDA on a Risk Evaluation and Mitigation Strategy (REMS) for the product; finalizing labeling discussions with the FDA; and providing the FDA with information regarding specific chemistry, manufacturing and controls (CMC) questions and with a safety update. We also need to resolve issues identified in a warning letter relating to our Allston manufacturing facility that we received with the complete response letter. The warning letter is described in more detail below under the heading "Government Regulation." A satisfactory resolution of the FDA's warning letter is required before the agency will approve our application for alglucosidase alfa produced at the 2000L scale. If this application is approved by the FDA, the product produced using the 2000L scale process will be marketed as Lumizyme in the United States; the currently FDA-approved product produced using the 160L scale process will continue to be marketed as Myozyme.

        In February 2009, we received approval from the European Commission to market Myozyme produced at our manufacturing facility in Belgium using the 4000L scale process. We anticipate filing for U.S. marketing approval of product produced using the 4000L scale process in the first half of 2009.

        Aldurazyme (laronidase).    In 1998, we formed a joint venture with BioMarin Pharmaceutical Inc., or BioMarin, to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as MPS I. MPS I is a progressive, debilitating, and often life-threatening disease that encompasses a wide and continuous spectrum of clinical presentations, historically classified as "Hurler," "Hurler-Scheie" and "Scheie" syndromes.

        Through 2007, Aldurazyme revenues were recorded by the joint venture. We included our portion of the net income (loss) of BioMarin/Genzyme LLC in equity in income of equity method investments in our consolidated statements of operations. Effective January 1, 2008, we restructured the relationship regarding the manufacturing and commercialization of Aldurazyme by entering into several new agreements. Under the new agreements, BioMarin/Genzyme LLC no longer engages in commercial activities related to Aldurazyme and solely holds the intellectual property relating to Aldurazyme and other collaboration products and engages in research and development activities that are mutually selected and funded by BioMarin and us, the costs of which are shared equally. BioMarin/Genzyme LLC licenses all intellectual property relating to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights and pay BioMarin a tiered payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

Cardiometabolic and Renal

        Our Cardiometabolic and Renal segment derives substantially all of its revenue from the following products:

        Renagel (sevelamer hydrochloride)/Renvela (sevelamer carbonate).    Renagel and Renvela are non-absorbed, calcium-free, metal-free phosphate binders indicated for the control of serum phosphorus in patients with chronic kidney disease (CKD) on dialysis.

        Renagel was approved for sale in the United States in 1998, Israel in 1999, the European Union and Canada in 2000, Brazil in 2002, Japan in 2003, Argentina and Australia in 2005, Chile and Peru in 2006, Mexico in 2007, and Russia and South Africa in 2008. In the United States, there are an estimated 379,000 end-stage renal disease patients, approximately 90% of whom receive a phosphate control product. There are also an estimated 350,000 end-stage renal disease patients in Europe, 65,000 in Brazil, 20,000 in Canada and 260,000 in Japan. We are now marketing Renagel in over 60 countries. Renagel is available in 400 and 800mg tablets.

        In the fourth quarter of 2007, the FDA granted marketing approval for Renvela, a second generation, buffered form of Renagel. In March 2008, we launched Renvela for dialysis patients in the United States. Renvela is available as 800mg tablets. Renvela offers all of the advantages of Renagel with the added benefit of a carbonate buffer. We are pursuing regulatory approvals for Renvela in

Europe, Latin America and other international markets. We anticipate approval of Renvela in the European Union, Canada and several Latin American countries in the first half of 2009. While Renagel will remain available for a period of time, our goal is to transition patients in the United States to Renvela by the fourth quarter of 2009.

        In October 2007, an FDA advisory committee voted to recommend that the agency extend the indications for phosphate binder use in patients with hyperphosphatemia who have not progressed to dialysis. Based on this positive recommendation, we and two other companies submitted a position paper to the FDA in June 2008 regarding the expanded use of phosphate binders. We received written responses from the FDA and are in the process of responding to the agency. There is no PDUFA date associated with this expanded label approval process; however, we anticipate that this indication will be added to Renvela's label in the United States by the middle of 2009. We included this indication in our marketing application for Renvela in Europe, and anticipate approval in the first half of 2009. In addition, we have filed for approval of a powder form of Renvela to provide an additional option for physicians and patients that reduces pill burden and assists patients that have difficulty swallowing tablets.

        In December 2008, we filed an investigational new drug application, or IND, for our advanced phosphate binder, Genz-644470, and we expect to begin a phase 2/3 trial in 2009. Genz-644470 is a non-absorbed polymer designed to more selectively bind phosphate for a substantial improvement in potency over existing therapies.

        We market our sevelamer therapies in the United States, Europe, Canada, Latin America and Australia directly to nephrologists through a dedicated sales force. In the United States, approximately 85%—90% of our Renagel/Renvela sales are made to three large wholesalers. These wholesalers distribute Renagel/Renvela to retail pharmacies, hospitals and other providers of medication to patients. Chugai Pharmaceutical Co., Ltd. and its partner, Kyowa Hakko Kirin Co., Ltd., have rights to develop and market Renagel in Japan, China and other Pacific Rim countries.

        Our sales of Renagel/Renvela (including sales of bulk sevelamer), totaled $677.7 million, or 15% of our total revenue in 2008; $602.7 million, or 16% of our total revenue in 2007; and $515.1 million, or 16% of our total revenue in 2006.

        Hectorol (doxercalciferol).    Hectorol is a line of vitamin D2 pro-hormone products that are indicated for the treatment of secondary hyperparathyroidism in patients with stages 3 and 4 CKD (0.5 mcg and 2.5 mcg capsules) and in patients with stage 5 CKD on dialysis (2.5 mcg capsules and injection). Hectorol provides significant parathyroid hormone (PTH) reductions with minimal impact on calcium and phosphorus levels. Three formulations of the product have been approved for commercial sale in the United States—a 2.5 mcg capsule, a 0.5 mcg capsule and an intravenous ("IV") formulation. In the United States, we have filed for approval of a customer-preferred vial container to replace the current IV ampule and also for a 1.0 mcg capsule. Both of these line extensions are expected to launch in the first half of 2009.

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

        In 2007, Genzyme filed an IND for the use of Hectorol in psoriasis patients. We initiated a clinical trial in this indication in early 2008, with Phase II results expected in the middle of 2009.

        Thyrogen (thyrotropin alfa for injection).    Thyrogen is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. We developed this product to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer. Thyrogen helps patients avoid the morbidities associated with hypothyroidism, thus increasing the likelihood that they will seek follow-up care. This will ultimately increase the likelihood of early detection of any recurrent disease, which can improve the success rate of subsequent treatment. We have been marketing Thyrogen for this indication in the United States since 1998, Brazil since 2000 and the European Union since 2001. In October 2008, we received marketing approval in Japan.

        In December 2007, we received FDA approval to market Thyrogen as an adjunctive treatment for ablation or destruction of thyroid remnants in patients who have undergone removal of their thyroid for the treatment of well-differentiated thyroid cancer. This indication compliments the diagnostic use of Thyrogen in that it enables use for an additional stage of thyroid cancer management. As in its diagnostic use, Thyrogen allows patients to remain on thyroid hormone therapy while undergoing radioiodine ablation, thus helping prevent the morbidities associated with hypothyroidism. Another advantage to Thyrogen use is that patients taking Thyrogen clear radioiodine more rapidly from their bodies than do patients receiving thyroid hormone withdrawal. We received marketing approval for this indication in the European Union and Australia in 2005 and Brazil in 2006.

        There are approximately 65,000 new patients diagnosed with thyroid cancer annually in the United States and European Union combined, and we believe that Thyrogen has the potential to be used with approximately 70% of these patients. We sell Thyrogen commercially in approximately 60 countries. Thyrogen is promoted by a dedicated sales force, and sold to hospitals and doctors' offices through distributors in the United States, the European Union, Latin America and Australia. Sato Pharmaceutical Co., Ltd, has rights to sell and distribute Thyrogen in Japan. We currently are pursuing additional market or expanded indication approvals for Thyrogen in Canada, South Korea, Taiwan, the Philippines, South Africa, Belarus, Chile and Venezuela.

Biosurgery

        Our Biosurgery segment derives substantially all of its revenue from the following products:

        Synvisc (hylan G-F 20).    Synvisc is a biomaterial-based product derived from hyaluronan that is used to treat the pain associated with osteoarthritis of the knee. An estimated 8 to 9 million of the approximately 14 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is available for commercial sale in over 60 countries, and is sold through a direct sales force in the United States and Europe and other larger markets and through marketing and distribution arrangements in our smaller markets.

        We have been investing in research and clinical trials to expand the use of Synvisc to additional joints and through next-generation approaches. Synvisc is approved for the treatment of pain associated with osteoarthritis of the hip in 24 countries outside of the United States, and in the European Union, Hong Kong, Israel and Malaysia, Synvisc is approved for the treatment of pain associated with osteoarthritis of the hip, ankle and shoulder.

        In 2007, we received approval to market Synvisc-One, a single-injection regimen of Synvisc, in the European Union. In February 2009, we received marketing approval for Synvisc-One in the United States. Synvisc-One is sold commercially in approximately twelve countries and we expect to launch the product in an additional ten countries in 2009.

        Sepra Products.    The Sepra family of products is aimed primarily at preventing adhesions (internal scar tissue) following various surgical procedures in the abdomen and pelvis. These products are produced from biomaterials derived from hyaluronan. We market the Sepra products primarily through a direct sales force in the United States, France and Australia, and primarily through distribution arrangements in Japan and the rest of the world. Our Sepramesh IP hernia mesh product is marketed by Davol, Inc., a subsidiary of C.R. Bard, Inc., under a license agreement.

        Seprafilm, the first marketed product and largest by sales volume of the Sepra family, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in both the abdomen and pelvis. There are approximately 2 million applicable abdominal and pelvic procedures performed annually in the United States, including 1.1 million Caesarean sections, a largely untapped market. The combined total market for these procedures outside of the United States is approximately equal to the United States market. Seprafilm is sold commercially in approximately 24 countries.

        In 2008, we received approval to market Sepraspray, an easier to apply version of Seprafilm, in Europe and in certain countries in Asia. We expect to launch Sepraspray in several markets in Europe and Asia in 2009. Sepraspray is currently in clinical development to support regulatory approval in the United States and Japan.

Hematologic Oncology

        Our Hematologic Oncology segment includes the following products:

        Campath (alemtuzumab).    Campath is indicated as a single agent for the treatment of B-cell chronic lymphocytic leukemia (B-CLL). In September 2007, the FDA approved a supplemental biologics license application (sBLA) for Campath and approved expanded labeling for Campath to include first-line treatment of B-CLL. In December 2007, we also received European approval of an expanded indication. We estimate that there are over 13,000 patients in the United States and 16,000 outside of the United States now eligible to receive the product. Campath is marketed and distributed by Bayer HealthCare Pharmaceuticals Inc. (Bayer) in the United States as Campath and outside the United States by Bayer Schering Pharma AG as MabCampath. The product is sold commercially in over 60 countries.

        Clolar/Evoltra (clofarabine).    Clolar is indicated in the United States for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory acute lymphoblastic leukemia (ALL) after at least two prior regimens. An estimated 300 children experience a second relapse and require therapy every year in the United States. In October 2007, with our acquisition of Bioenvision, we acquired worldwide rights to clofarabine. Clofarabine has approval in 27 European countries and Israel for the treatment of pediatric ALL patients who have relapsed or are refractory after receiving at least two prior regimens and where there is no other treatment option anticipated to result in a durable response. Clofarabine has also been approved in Mexico. We have filed for approval of clofarabine in Canada, Brazil and Argentina. We market clofarabine under the brand name Clolar in North and South America and as Evoltra elsewhere in the world. We market clofarabine primarily through a direct sales force focused on hematologists and oncologists in the hospital setting.

        We are developing the intravenous formulation of Clolar for significantly larger indications, including first-line and relapsed or refractory acute myeloid leukemia (AML) in adults. In November 2008, we filed a supplemental New Drug Application with the FDA for the use of Clolar to treat previously untreated adults age 60 years or older with AML who have at least one unfavorable prognostic factor. We are also developing an oral formulation of Clolar and have initiated clinical trials for the treatment of myelodysplastic syndrome (MDS). Clofarabine has been granted orphan drug status for ALL and AML in both the United States and European Union.

        Mozobil (plerixafor injection).    Mozobil is indicated in the United States in combination with granulocyte-colony stimulating factor (G-CSF) to mobilize hematopoietic stem cells to the peripheral blood for collection and subsequent autologous transplantation in patients with non-Hodgkin's lymphoma (NHL) and multiple myeloma (MM). In December 2008, we received marketing approval for Mozobil in the United States. Prior to this approval, more than 1,000 patients had received Mozobil through a compassionate use program in the United States. An additional 250 patients received Mozobil through similar compassionate use programs in Europe since they began in the first half of 2008. Mozobil has been granted orphan drug status in the United States for use to improve the yield of progenitor cells in the apheresis product for subsequent stem cell transplantation following myelosuppressive or myeloablative chemotherapy. We market Mozobil in the United States primarily through a direct sales force focused on hematologists/oncologists and transplant specialists nationwide.

        We have submitted an application in Europe for marketing approval of Mozobil with a proposed indication to enhance mobilization of hematopoietic stem cells to the peripheral blood for collection and subsequent autologous transplantation in patients with lymphoma and MM. We expect EMEA action on the application in the second half of 2009. We have also filed applications in Australia and Brazil with this proposed indication. We have approval to sell Mozobil in Mexico based on an exemption from registration related to Mozobil's orphan drug status in the United States. It is estimated that approximately 55,000 hematopoietic stem cell transplants are performed each year globally for MM, NHL, Hodgkin's lymphoma, and other conditions. We have begun early preclinical and clinical investigations to explore additional therapeutic indications for Mozobil, including mobilization of hematopoietic stem cells for allogeneic stem cell transplants and tumor sensitization in oncology/hematology treatments such as AML.

Competition

        We are engaged in segments of the human healthcare products and services industry that are highly competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology, diagnostic testing and medical device companies, and generic and biosimilar manufacturers. Some of these competitors may have more extensive research and development, regulatory, manufacturing, production, and sales and marketing capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products and services that are more effective or more economical than any that we have or may develop and may also prove to be more successful than we are in manufacturing, marketing and selling products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products and services obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges, and we describe many of them below.

Genetic Diseases

        Cerezyme.    Zavesca® is currently the only other marketed product aimed at treating Gaucher disease. Zavesca is a small molecule oral therapy marketed by Teva Pharmaceutical Industries Ltd. in Israel and Actelion Ltd. in the United States and the European Union. Zavesca has been approved for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so Zavesca has not had a significant impact on our sales of Cerezyme. We are aware of other on-going development efforts directed towards the treatment of the disease. Shire plc is conducting phase 3 clinical trials for its gene-activated human glucocerebrosidase (GA-GCB) product. In addition, Protalix Biotherapeutics Ltd. is conducting phase 3 trials with their plant-derived human glucocerebrosidase (prGCD) therapy. Lastly, Amicus Therapeutics, Inc. is conducting phase 2 trials using Plicera™, an experimental oral pharmacological chaperone for the treatment of Gaucher disease. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. Orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the U.S. for seven years, expired in 2001.

        Fabrazyme.    Fabrazyme has marketing exclusivity in the United States until 2010 due to its orphan drug status. Replagal®, Shire's enzyme replacement therapy for Fabry disease, competes with Fabrazyme in the European Union, Australia, Canada, Japan, Iceland, Israel, New Zealand, Norway, Romania, Switzerland, Brazil and Taiwan. Amicus Therapeutics has completed phase 2 studies of Amigal™, its experimental small molecule pharmacological chaperone treatment for Fabry disease, and is in discussions with the FDA and EMEA regarding the conduct of phase 3 clinical trials.

        Myozyme.    Myozyme has marketing exclusivity in the United States until 2013 and in the European Union until 2016 due to its orphan drug status. Amicus Therapeutics has completed two phase 1 clinical studies for a small molecule pharmacologic chaperone treatment for Pompe disease and initiated a phase 2 clinical trial in June 2008. In February 2009, Amicus announced that the company had suspended enrollment for its phase 2 clinical trial and that it had received verbal notice from the FDA that the trial is on clinical hold.

        Aldurazyme.    Aldurazyme has marketing exclusivity in the United States until 2010 and in the European Union until 2013 due to its orphan drug status. There are currently no other biopharmaceutical products on the market to treat MPS I. For some patients, particularly Hurler patients under two years of age, hematopoietic stem cell transplantation may be an appropriate treatment.

Cardiometabolic and Renal

        Renagel/Renvela.    Renagel and Renvela are phosphate binders for the treatment of hyperphosphatemia. Renagel is the most prescribed phosphate binder in the United States. Phosphate binders are currently the only available therapeutic treatments for hyperphosphatemia, or elevated serum phosphorus levels, in CKD patients on dialysis. There are several phosphate binder options available, including PhosLo®, a prescription calcium acetate preparation sold by Fresenius Medical Care, and Fosrenol®, a prescription lanthanum carbonate sold by Shire. PhosLo is marketed in the United States as are other branded and generic calcium preparations available worldwide. A generic formulation of PhosLo manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. Fosrenol is marketed in the United States, Europe, Canada and Latin America. Other products used as phosphate binders include over-the-counter calcium-based antacids such as TUMS® and metal-based options such as aluminum and magnesium.

        The doses necessary for calcium products to achieve adequate reductions in phosphate absorption can lead to harmful side effects such as hypercalcemia. Evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide, a metal-based treatment option, is more effective at lowering phosphorus, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. Lanthanum, the metal-based option marketed by Shire as Fosrenol, is an effective phosphate binder but with limited long-term safety data. Several animal studies suggest lanthanum absorption may lead to harmful toxicities.

        Hectorol.    Dialysis providers typically select which therapy a CKD patient receives to treat secondary hyperparathyroidism based on safety, efficacy and cost. The majority of patients on dialysis receive an IV form of therapy, and patients with secondary hyperparathyroidism who have not advanced to dialysis generally receive the oral form. Abbott Laboratories, Inc. markets intravenous calcitriol (brand name Calcijex®) and intravenous paricalcitol (brand name Zemplar®) for end-stage renal disease patients. Zemplar is viewed to offer similar efficacy and safety to Hectorol. Current intravenous versions of these drugs are approved to manage secondary hyperparathyroidism in end-stage renal disease patients in the United States, Europe, and in major Latin American markets. In 2005, Abbott received approval to market oral paricalcitol (Zemplar) in the United States for patients with stages 3 and 4 CKD. Zemplar's 1.0 mcg dose has been the primary source of growth for the brand. Since 2004, Amgen, Inc. has been marketing in the United States an oral calcimimetic agent (brand name Sensipar® ) for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis. The majority of patients studied on this calcimimetic agent were also taking Vitamin D hormone to treat secondary hyperparathyroidism. Roche Pharmaceuticals, a division of F. Hoffman-LaRoche Ltd. (Roche), markets oral calcitriol (brand name Rocaltrol®) and Teva markets generic oral calcitriol in the United States to manage secondary hyperparathyroidism in CKD patients. These two products are approved in the United States for the treatment of elevated parathyroid hormone in both end-stage renal disease and pre-dialysis CKD patients.

        Thyrogen.    Thyrogen has no competitive product in the market. The medical alternative to Thyrogen is to withdraw the patient from thyroid hormone replacement therapy, which makes the patient hypothyroid and may cause many of the co-morbidities associated with hypothyroidism.

Biosurgery

        Synvisc.    Synvisc and Synvisc-One face competition from other viscosupplementation products in the United States and international markets. These other products compete with Synvisc and Synvisc-One based on price and product performance. Current competition for Synvisc and Synvisc-One includes Supartz®, a product manufactured by Seikagaku Kogyo that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc. and marketed in the United States by Johnson & Johnson and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals in the United States and Europe; and Durolane®, manufactured by Q-Med AB and marketed outside the United States by Smith & Nephew Orthopedics.

        Durolane and Euflexxa, the most recently approved products in Europe and the United States, respectively, are produced by bacterial fermentation, as opposed to Synvisc and Synvisc-One, which are avian-sourced. Production via bacterial fermentation may represent a competitive advantage for these products. In addition, the treatment protocol for Durolane is single-injection. We have received approval to market Synvisc-One in the European Union and the United States. We believe that single injection products will have a competitive advantage over multiple injection products. We are aware of various viscosupplementation products on the market or in development, including some that are pursuing single injection delivery, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc and Synvisc-One. Single injection products include Anika's Monovisc™, which is marketed in Europe, and Seikagaku Kogyo's Gel-200, which is under PMA review with the FDA. We are also unaware of any products that achieve our duration of efficacy with only three injections or any other single injection products with duration of efficacy comparable to Synvisc-One.

        Sepra Products.    The Sepra products face competition from other adhesion prevention technologies. Another competitive factor affecting the adoption of Sepra products is the extent to which surgeons continue to treat patient conditions using procedures for which the Sepra products are indicated. For example, Seprafilm adhesion barrier is not indicated for use in laparoscopic procedures, so adoption by surgeons of new laparoscopic procedures could have the effect of limiting Seprafilm adhesion barrier adoption. Sepraspray, however, can be used in laparoscopic procedures in those markets where it is approved.

        Seprafilm does not have significant on-label direct competition in the area of digestive surgery in the United States, but does compete with other products in gynecologic surgery indications. Baxter Healthcare currently markets Adept® Adhesion Reduction Solution, which is a liquid solution approved in the United States for gynecologic laparoscopic adhesiolysis. The labeled indications for Seprafilm and Adept are mutually exclusive, though off-label use of each may result in limited competition. Gynecare Worldwide, a division of Ethicon, Inc., a Johnson & Johnson company, markets Interceed®, a sheet adhesion barrier similar in intended use to Seprafilm with an indicated use only for open gynecological procedures. In Japan, Seprafilm competes with Interceed. We are aware of additional products that are in early clinical development. Outside the United States and Japan, Seprafilm competes with several adhesion prevention products, primarily Adept and Interceed.

Hematologic Oncology

        Campath.    Campath has become a well-established therapy for the treatment of relapsed or refractory B-cell chronic lymphocytic leukemia (B-CLL) patients since its initial FDA approval in May 2001 as the only monoclonal antibody therapy indicated for the treatment of B-CLL. Other therapies administered to patients with relapsed or refractory B-CLL include single agent and combination chemotherapy regimens and rituximab, which is marketed as Rituxan® by Biogen Idec, Inc. and Genentech, Inc. in the United States and as MabThera® by Roche outside of the United States. In March 2008, Cephalon, Inc. began marketing Treanda (bendamustine) in the United States, a chemotherapy approved for the treatment of B-CLL. The use of Campath as an initial therapy for B-CLL has increased following the FDA approval expanding Campath's indication to include all lines of B-CLL therapy. Other therapies under clinical study for the treatment of B-CLL include ofatumumab, lumiliximab and lenalidomide.

        Clolar/Evoltra.    Since FDA approval in December 2004, Clolar has penetrated significantly into its labeled indication for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory ALL after at least two prior regimens. Other therapies available for patients in second relapse include cytarabine and mitoxantrone. These agents are available as generics with no significant commercial promotion. Arranon® (nelarabine), marketed by GlaxoSmithKline, is indicated for the treatment of patients with T-cell ALL whose disease has not responded to or has relapsed following treatment with at least two chemotherapy regimens. T-cell ALL is estimated to represent less than 20% of pediatric ALL patients. There are a limited number of anti-cancer agents in clinical trials for the treatment of relapsed pediatric ALL patients, including epratuzamab, which is being developed by Immunomedics, Inc.

        Mozobil.    The primary competition for Mozobil is existing methodologies for mobilizing stem cells, which include the use of various chemotherapy agents in combination with growth factors and the use of growth factors alone. Mozobil is the first known small molecule indicated in combination with G-CSF to mobilize hematopoietic stem cells to the peripheral blood for collection and subsequent autologous transplantation in patients with NHL and MM. Mozobil competes with existing methodologies because, for certain patients, Mozobil will allow them to mobilize a sufficient number of stem cells to proceed to autologous stem cell transplant, which they may not have been able to achieve with the existing methodologies. For a larger segment of the patient population, in contrast to existing methodologies, Mozobil may decrease the number of apheresis sessions required to collect a sufficient number of stem cells. Accordingly, the predictability of stem cell mobilization associated with the use of Mozobil may result in more efficient use of a transplant center's apheresis machines and staff time. We are aware of other stem cell mobilization agents under preclinical or clinical development. The companies pursuing development include Chemokine Therapeutics Corp. and Novartis AG.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected countries outside the United States for subject matter we consider patentable and important to our business. Patents owned by us that we consider important to our business include the following:

Genetic Diseases

        Cerezyme is protected by U.S. Patent Nos. 5,236,838 which expires on August 17, 2010; 5,549,892 which expires on August 27, 2013; 6,451,600 which expires on September 17, 2019; and corresponding international counterparts. Myozyme is protected by U.S. Patent Nos. 6,118,045 which expires on August 18, 2018; and 7,351,410 which expires on October 29, 2020.

Cardiometabolic and Renal

        Renagel and Renvela are protected by U.S. Patent Nos. 5,667,775 which expires on September 16, 2014; 5,496,545, 6,509,013, 7,014,846 and 7,459,151 which expire on August 11, 2013; and corresponding international counterparts. Renagel is also protected by U.S. Patent No. 6,733,780, which expires on October 18, 2020; and corresponding international counterparts. Renvela is also protected by U.S. Patent No. 6,858,203 which expires on September 20, 2013; and corresponding international counterparts. Hectorol is protected by U.S. Patent Nos. 6,903,083 which expires on July 18, 2021; 5,602,116 which expires on February 11, 2014; 5,869,472 which expires on February 9, 2016; 7,148,211 which expires on September 14, 2023; and corresponding international counterparts. Thyrogen is protected by U.S. Patent Nos. 5,240,832 and 5,674,711 which expire on August 31, 2010; 5,602,006 which expires on February 11, 2014; 5,658,760, which expires on August 19, 2014; and corresponding international counterparts.

Biosurgery

        Synvisc is protected by U.S. Patent Nos. 5,143,724 which expires on August 8, 2011; 5,399,351 which expires on March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent No. 5,527,893 which expires on June 18, 2013; and corresponding international counterparts.

Hematologic Oncology

        Mozobil is protected by U.S. Patent Nos. 5,583,131 which expires on December 10, 2013; 6,987,102 which expires on July 22, 2023; and corresponding international counterparts.

        In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements. These licenses generally are worldwide, exclusive, for a fixed duration and require us to use reasonable or diligent efforts to develop and commercialize the relevant product and to pay on-going royalties on product sales. Our licensed patents that we consider important to our business include the following:

  •
  Fabrazyme is protected by U.S. Patent No. 5,356,804, which is licensed from Mount Sinai School of Medicine of the City of New York and expires on September 27, 2015.

  •
  Aldurazyme is protected by numerous U.S. patents licensed from BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute, and international counterparts. U.S. Patent Nos. 6,426,208, 7,041,487 and 7,354,576 expire on November 12, 2019. U.S. Patent No. 6,569,661 expires on April 23, 2020. U.S. Patent Nos. 6,585,971 and 6,858,206 expire on July 1, 2020.

  •
  Myozyme is protected by U.S. Patent No. 7,056,712, which is licensed from Duke University and Synpac Pharmaceuticals (U.K.) Limited and expires on February 26, 2023, and international counterparts.

  •
  Thyrogen is protected by U.S. Patent No. 5,840,566, which is licensed from Sloan-Kettering Institute for Cancer Research and expires on November 24, 2015 and by U.S. Patent No. 6,284,491, which is licensed from the National Institutes of Health and expired on January 11, 2009.

  •
  Clolar is protected by U.S. Patent Nos. 5,384,310 and 5,661,136, which are licensed from Southern Research Institute and expire on May 23, 2009 and January 14, 2018, respectively, and international counterparts.

  •
  Campath is protected by U.S. Patent Nos. 5,846,534 and 6,569,430, which are licensed from British Technology General and expire on December 8, 2015, and international counterparts.

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

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. We require our employees, consultants and collaborators who have access to our proprietary information to sign confidentiality agreements.

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Item 1A., "Risk Factors," of this report. We encourage you to read that discussion, which we are incorporating into this section by reference.

        Our products and services are sold around the world under brand-name trademarks and service-marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it's registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Hectorol®, Thymoglobulin®, Campath®, Clolar®, Synvisc®, Carticel®, MACI®, GlucaTex®, Sepra®, Seprafilm®, Sepragel®, Seprapack®, Sepramesh®, Sepraspray®, Hylaform®, Hylashield®, Lipobridge® Captique®, Epicel®, OSOM®, N-geneous®, Direct LDL®, GlyPro®, InSight®, AFP3®, and AFP4®, together with our trademarks, Lumizyme™, Synvisc-One™, Evoltra™, MabCampath™, Lymphoglobuline™, Mozobil™, Cholestagel™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, and BioMarin/Genzyme LLC's registered trademark, Aldurazyme®, in the aggregate, to be of material importance to our business.

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products and services.

FDA Approval

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

Approval Outside of the United States

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

        Our initial focus for obtaining marketing approval outside the United States is typically the European Union. European Union regulations and directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using one of three main procedures: the centralized procedure of the EMEA, the mutual recognition procedure or the decentralized procedure.

        Under the centralized procedure, which is mandatory for biotechnology derived products, applications are made to the EMEA for an authorization which is valid for the European Community. The EMEA conducts a thorough evaluation of the application, drawing from its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the EMEA's Scientific Committee, the CMHP, adopts a positive opinion that is transmitted to the European Commission for the marketing authorization to be granted.

        Under the mutual recognition procedure, a company first obtains a marketing authorization from a single EU member state. In the decentralized procedure, the application is submitted simultaneously in selected or all member states. After a marketing authorization has been granted, a company must submit periodic safety reports to the EMEA (for the centralized procedure) or to the national health authorities (for the mutual recognition procedure). These marketing authorizations must be reviewed every five years. Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, it is necessary to deal with individual countries on such matters.

        In July 2007, the European Commission's Regulation on Penalties entered into force. This regulation enables the European Commission to impose sanctions on companies for non-completion of post-marketing commitments. These range from a fine of 10% of global revenue to removal of the product from the market.

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

Other Government Regulation

        Good Manufacturing Practices.    The FDA, the EMEA and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biologic products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. All facilities and manufacturing techniques used for the manufacture of Genzyme's products must comply with applicable regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices." The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following initial approval of a product.

        In September and October 2008, FDA officials conducted a Good Manufacturing Practices, or GMP, inspection of licensed therapeutic drug products, bulk drug substances and drug components manufactured at our Allston, Massachusetts facility. We manufacture Cerezyme, Fabrazyme and Myozyme and perform fill/finish for Aldurazyme and Thyrogen at this facility. After this inspection, the FDA officials issued a list of inspection observations known as a Form FDA 483. The form detailed inspectional observations considered by the FDA to be significant deviations from GMP compliance, including observations relating to our procedures designed to prevent microbiological contamination of sterile drug products; controls for in-process monitoring during bulk drug substance manufacturing, including our controls for bioburden monitoring; and maintenance of equipment and computer systems validation. We responded to the Form FDA 483 on October 31, 2008 with a plan and timeline to address the inspectional observations and provided a progress update on February 23, 2009 to the FDA. On February 27, 2009, we received a warning letter from the FDA that requested supplemental information in order to fully evaluate the adequacy of our corrective actions with respect to nine of the FDA's sixteen observations in the Form FDA 483. We currently are reviewing the warning letter and plan to respond to the FDA in writing within fifteen business days of receipt of the letter as is required. We are committed to working cooperatively with the FDA regarding this matter. The issuance of the warning letter does not affect the continued distribution of our Genetic Diseases products currently on the market or our inventory currently on hand. We believe that the products produced at our Allston facility continue to meet the highest quality and safety standards.

        Failure to correct the deviations cited in the FDA's warning letter could result in further regulatory action, including suspension of our license to manufacture products at the facility, or lead to a delay in the approval of new products. The FDA will not approve our application to market alglucosidase alfa produced at the 2000L scale at our Allston facility until the issues identified in the warning letter are resolved to the FDA's satisfaction.

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

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

        Regulation of Genetic Testing Services and Diagnostic Products.    Our genetic testing services are subject to various federal and state laws and regulations, which among other things, require that our clinical laboratories be licensed and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law.

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

        With respect to our diagnostic products, the FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. Like other medical devices, in vitro diagnostic (IVD) products are divided into three classes according to the level of regulatory control needed to assure safety and effectiveness. Genzyme's current IVD products are either Class I or Class II, and are either exempt from pre-market notification or require a 510(k) submission.

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

        Specifically, the federal legislation requires disclosure of ongoing applicable clinical trials (including, for the first time, specified device trials as well as drug trials) in http://www.clinicaltrials.gov within 21 days of first patient enrolled and of all pediatric post market device surveillance studies. In addition, beginning September 2008, the existing clinical trials registry was expanded to include a clinical trials results database. Full expansion is to be completed by September 2010. Results of completed applicable clinical trials must be disclosed in the results database within 1 year of trial completion, unless an extension is granted for pending regulatory action. The company will continue to reassess its policies to seek to ensure that all applicable trials are registered and results disclosed. Failure to meet the requirements could result in penalties including civil monetary penalties.

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

        In 2007, the EU Regulation on Medicines for Pediatric Use became effective. This regulation introduced new obligations on pharmaceutical companies to conduct research on their medicines in children, and subject to various conditions, offers the possibility of incentives for doing so, including exclusivity extensions.

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

Sales and Marketing

        We are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the federal anti-kickback statute. Genzyme seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions, and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our practices might be challenged under anti-kickback or related laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Promotion of drugs for uses outside their labeled indications, so called "off-label" promotion, recently has led to several financially significant settlement agreements by companies under the False Claims Act.

        Our activities relating to the sale and marketing of, and price reporting for, our products are subject to scrutiny under these fraud and abuse laws. Violations of these laws may result in criminal and/or civil sanctions, including fines and civil monetary penalties, as well as possible exclusion from federal health care programs, including Medicare and Medicaid. Federal and state authorities are paying increased attention to the pharmaceutical and biotechnology industries in enforcement of these laws, and we have been named in several legal proceedings alleging violations. We are subject to similar fraud and abuse laws outside of the United States.

        Legislation and regulations have been enacted by, or are pending in, various states to regulate sales and marketing practices of pharmaceutical, biotechnology and medical device manufacturers. These initiatives generally involve limitations or prohibitions on, and reporting to state agencies of, financial interactions between manufacturers and health care practitioners. Similar initiatives have been introduced in Congress. We have dedicated resources that monitor these developments and work to comply appropriately with them. We are subject to similar regulations outside of the United States.

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

Product Pricing

        We participate in the Medicaid rebate program. Under the Medicaid rebate program, we pay a quarterly rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (AMP) of that product, or if it is greater, the difference between AMP and the best price (BP) available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The inflation adjustment can cause the rebate amount to be significantly higher than the minimum 15.1% rebate mentioned above, particularly following our periodic price increases. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products. In addition, we are required to report AMP on a monthly basis. Computations are based on complex rules issued by the Medicaid program informally in the past and formalized in 2007 by regulations that went into effect October 2007. We have policies and procedures in place that we update as Medicaid guidance changes and we have updated our policies and procedures to be consistent with the 2007 regulations. We follow those policies and procedures when calculating our AMPs and BPs. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous months and quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties for each claim containing false information. In addition, the minimum discount of 15.1% could be increased by Congress in the future, thereby increasing our discounts to the Medicaid program and to other entities that receive discounts comparable to the Medicaid rebate.

        Participation in the Medicaid rebate program has included extending comparable discounts under the Public Health Service (PHS) pharmaceutical pricing program. The PHS pricing program extends discounts to community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor patients. Failure to extend mandated discounted pricing to eligible providers would expose us to retroactive pricing corrections and penalties.

        Medicare Part B covers drugs that are administered by physicians, including our injected and infused drugs. Currently, Medicare reimburses physicians who purchase our Part B covered drugs an amount equal to the drug's average sales price (ASP) plus 6% and hospitals that use our Part B drugs in the outpatient setting an amount equal to ASP+4%. Medicare has issued regulations and other guidance on how manufacturers are to calculate ASP. We have policies and procedures in place that are consistent with the Medicare rules and we calculate ASPs every quarter in accordance with those policies and procedures. Medicare uses our calculated ASPs to set reimbursement. If we were to miscalculate ASP, then Medicare reimbursement also would be incorrect and we would be exposed to potential penalties such as those described in the Medicaid rebate program description above.

        Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Part D, provides coverage for self-administered drugs such as pills, tablets and creams, that do not need to be injected or infused by a physician. These include our products Renvela, Renagel and oral Hectorol. However, Medicare Part D is administered by private vendors under contract with the U.S. government and each vendor establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the vendor may modify from time-to-time. Renagel/Renvela and Hectorol currently are well-positioned on the majority of formularies of nation-wide prescription drug plans participating in the Medicare Part D program as well as many of the large regional plans. The U.S. Congress could significantly change the Medicare Part D program in the future, including requiring the federal government to negotiate discounts for our drugs or matching mandatory discounts to those required in other federal programs.

        We also are required to offer discounted pricing to federal agencies via the Federal Supply Schedule (FSS). FSS pricing is negotiated periodically with the Department of Veterans Affairs (VA). Although FSS pricing is negotiated, it is intended to not exceed the price that we charge our most-favored non-federal customer for the drug. The minimum discount is statutorily set at approximately 24%. However, an inflation penalty applies and can cause the discount to increase significantly, particularly following our periodic price increases. The VA has issued complex regulations and other guidance on how manufacturers are to calculate annual increases in the FSS prices. We have policies and procedures in place that are consistent with these complex VA rules and we calculate FSS prices every quarter in accordance with those policies and procedures. If we were to miscalculate FSS prices, then federal agencies would pay incorrect amounts for our drugs and we would be exposed to potential penalties, including ineligibility of our drugs for reimbursement by federal agencies, state Medicaid programs and the PHS, and possibly false claims liability.

        In December 2007, Congress passed legislation extending FSS pricing to the TriCare retail program, which provides reimbursement for military personnel and their dependents when they purchase drugs from retail pharmacies instead of at military pharmacies. Previously, The Department of Defense was eligible for FSS pricing only on drugs dispensed by their military pharmacies and not on drugs dispensed by retail pharmacies. FSS pricing for the TriCare retail program has not yet been implemented pending publication of final regulations by the Federal government. When it is implemented, it is expected to affect only our oral products because our injectable products would rarely, if ever, be purchased by patients at a retail pharmacy.

        Outside the United States our products are paid for by a variety of payers, with governments being the primary source of payment. In many countries the government closely regulates drug pricing and reimbursement and often has significant discretion in determining whether a product will be reimbursed at all and, if it is, how much will be paid. Further, many countries reference prices in other countries and use those reference prices to set their own price. This international patchwork of price regulation has led to different prices across countries and some cross-border trade in our products from markets with lower prices.

Employees

        As of December 31, 2008, we, together with all of our consolidated subsidiaries, had approximately 11,000 employees worldwide.

Research and Development Costs

        Our research and development costs were $1.3 billion in 2008, $737.7 million in 2007 and $650.0 million in 2006. These costs consist of the cost of our own independent research and development efforts and the costs associated with collaborative research and development and in-licensing arrangements. Research and development costs, including upfront fees and milestones paid to collaboration partners, are expensed as incurred if the underlying products have not received regulatory approval and have no future alternative use.

Financial Information about Segments and Geographic Areas

        We have provided the information required by Items 101(b) and 101(d) of Regulation S-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

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

ITEM 1A.    RISK FACTORS

        We incorporate our disclosure related to risk factors into this section by reference from Exhibit 13 to this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors."

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

  •
  Haverhill and Maidstone, England;

  •
  San Diego, California; Allston (land subject to 65 year leasehold), Framingham and Waltham, Massachusetts; Ridgefield, New Jersey; and Santa Fe, New Mexico in the United States; and

  •
  Waterford, Ireland (land subject to 999 year leasehold).

        Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme, Myozyme and Thyrogen; renal products, including Renagel/Renvela and Hectorol; immunosuppressive agents, including Thymoglobulin; biomaterials, including Synvisc/Synvisc-One and the Sepra family of anti-adhesion products; bulk hyaluronic acid; human-cell processing services, including Carticel, MACI, and Epicel; and genetic testing services. The facilities also are used for the receipt of contract manufactured products and materials for Hectorol, Renagel, Campath, Clolar, Cholestagel and Mozobil. We are also producing late-stage clinical materials, using gene therapy, at our gene therapy operations facility in San Diego,

California. We believe that we have, or are in the process of developing, acquiring or contracting for, adequate manufacturing capacity to support our requirements for the next several years.

        Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts and San Antonio, Texas in the United States; Naarden, The Netherlands, Tokyo, Japan, and Rio de Janeiro, Brazil. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our product research and development activities primarily at our laboratory facilities in Framingham and Waltham, Massachusetts; San Antonio, Texas; and San Diego, California in the United States, and at our Cambridge, United Kingdom facility. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses.

Genetic Diseases

        We manufacture Cerezyme, Fabrazyme and Myozyme at our multi-product manufacturing facility in Allston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 65-year lease, which expires in May 2057. We manufacture Fabrazyme and Myozyme in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at our Allston facility. In addition, we fill Aldurazyme at our Allston facility. We are in the process of expanding this facility to house power generation, laboratory and administrative space to support the utilization of the facility. In 2005, we commenced the design and build-out of perfusion capacity at our Geel, Belgium facility to provide back-up and expansion to our Allston bulk capacity and purification systems. In February 2009, we received European Commission approval to produce Myozyme at the 4000L scale in Geel.

        At our Waterford, Ireland facility, we have installed new fill-finish capabilities for therapeutic proteins and have approval to fill-finish Thymoglobulin, Cerezyme and Myozyme at this facility. We are expanding capacity at our Waterford facility to meet projected demand for these products.

Cardiometabolic and Renal

        We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. We also operate a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. All of our Renagel manufacturing facilities are operational, and have received all European and U.S. approvals material to such operations. A second tablet formulation facility is completing validation runs in Waterford to provide additional capacity and security of supply, which is expected to come on line in the second quarter of 2009. We have converted one of the bulk Renagel plants in Haverhill, England to enable it to also produce bulk Renvela, which is anticipated to be approved in 2009. Renvela tableting operations are conducted in our Waterford, Ireland facility.

        We contract out the manufacturing and fill-finish work for the capsule formulation of Hectorol. In 2008, we obtained regulatory approval of our own manufacturing capacity for filling Hectorol in vials in Ridgefield, New Jersey.

        We manufacture Thyrogen in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at our Allston facility.

Biosurgery

        We produce Synvisc and other hyaluronan-based products in our manufacturing facility in Ridgefield, New Jersey. We produce bulk hyaluronic acid and the Sepra family of products at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Hematologic Oncology

        We contract out the manufacturing and fill-finish work for Campath and Clolar. We are establishing manufacturing capability for Campath at our facilities in Geel, Belgium and expect approval in 2010.

ITEM 3.    LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        The following is list of our executive officers, their ages as of February 1, 2009 and their positions with Genzyme:

Name	Age	Title
Henri A. Termeer	62	Chairman of the Board of Directors; President and Chief Executive Officer
Mark R. Bamforth	46	Senior Vice President, Corporate Operations and Pharmaceuticals
Earl M. Collier, Jr.	61	Executive Vice President
Zoltan A. Csimma	67	Senior Vice President; Chief Human Resources Officer
Thomas J. DesRosier	54	Senior Vice President; General Counsel; Chief Legal Officer
James A. Geraghty	54	Senior Vice President
David P. Meeker, M.D.	54	Executive Vice President, Genetic Diseases, Biosurgery & Transplant
Richard A. Moscicki, M.D.	56	Senior Vice President, Biomedical & Regulatory Affairs; Chief Medical Officer
Alan E. Smith, Ph.D.	63	Senior Vice President, Research; Chief Scientific Officer
Sandford D. Smith	61	Executive Vice President; President, International Group
Peter Wirth	58	Executive Vice President, Legal and Corporate Development; Secretary
Michael S. Wyzga	53	Executive Vice President, Finance; Chief Financial Officer

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

        Mr. Bamforth has served as Senior Vice President, Corporate Operations and Pharmaceuticals since May 2004. He joined Genzyme in 1988 as Vice President and General Manager of Genzyme's

operations in the United Kingdom. From May 2001 until May 2004, Mr. Bamforth served as Senior Vice President, Corporate Operations. Before joining Genzyme, Mr. Bamforth worked as a drilling engineer in the North Sea offshore oil industry and then as a chemical engineer in the whisky industry in Scotland.

        Mr. Collier has served as Executive Vice President since July 1997. He joined Genzyme in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999. He served as President of our former Genzyme Surgical Products division from June 1999 until December 2000. Mr. Collier was also responsible for our former Genzyme Tissue Repair division from December 1999 to December 2000. From December 2000 until August 2003, Mr. Collier served as President of our Genzyme Biosurgery business unit. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981. He also serves on the board of deCODE genetics, a biotechnology company that applies gene discovery to the development of drugs and diagnostics for common diseases.

        Mr. Csimma has held the title Senior Vice President and Chief Human Resources Officer since March 2006. He joined us in July 2000 as Senior Vice President, Human Resources. Prior to joining Genzyme, he served as Vice President, Human Resources of Wyeth Ayerst Research, a pharmaceutical research organization, from August 1998 to July 2000. During that time, Mr. Csimma also served as Site Head, Genetics Institute, for Wyeth Ayerst. From May 1988 to August 1998, he served as Vice President, Human Resources and Operations of Genetics Institute, Inc., a biotechnology company, which was integrated into Wyeth Ayerst in March 1998.

        Mr. DesRosier has served as Senior Vice President and General Counsel since October 2000 and as Chief Legal Officer since May 2008. Mr. DesRosier joined Genzyme in 1999 as Senior Vice President and Chief Intellectual Property Counsel. Before he joined Genzyme, Mr. DesRosier was assistant general counsel for patents at American Home Products Corp. Mr. DesRosier has also served as Vice President and Chief Patent Counsel for Genetics Institute Inc. and held several intellectual property positions at E.I. DuPont de Nemours and Company and New England Nuclear Corp.

        Mr. Geraghty has served as a Senior Vice President of Genzyme since May 2003 and, prior to that, as Vice President since May 2001. He was President of Genzyme Europe from 1998 to 2002 and served as General Manager of Genzyme's cardiovascular business from 2004 to 2008. He currently oversees Genzyme's strategic initiatives in emerging markets and global health. He serves as a Director of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation) where he was Chairman from 1998 to 2001, and President and C.E.O. from its founding in 1993 until 1997. Prior to joining Genzyme, Mr. Geraghty was Vice President of Marketing and Strategic Planning for Baxter/Caremark International. He has also worked as a consultant on international health care strategy at Bain and Company.

        Dr. Meeker has served as Executive Vice President since May 2008, with responsibility for our Genetic Diseases, Biosurgery and Transplant businesses. From March 2003 until May 2008, he served as Senior Vice President and President, LSD Therapeutics. Dr. Meeker joined Genzyme in 1994 and served as Vice President, Medical Affairs from October 1996 until June 1998; as Senior Vice President Medical Affairs from June 1998 through May 2000; and as Senior Vice President Genzyme Europe from May 2000 until March 2003. Prior to joining Genzyme, Dr. Meeker was director of the Pulmonary Critical Care Fellowship at the Cleveland Clinic Foundation. He was also an assistant professor of medicine at Ohio State University.

        Dr. Moscicki has served as Senior Vice President, Biomedical & Regulatory Affairs since May 2008 and Chief Medical Officer since September 1996. From September 1996 until May 2008, he served as

Senior Vice President, Clinical, Medical and Regulatory Affairs. Dr. Moscicki joined us in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and served as Vice President, Clinical, Medical and Regulatory Affairs from December 1993 until September 1996. Since 1979, he has also been a physician staff member at the Massachusetts General Hospital and a faculty member at the Harvard Medical School.

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

        Mr. Sandford Smith has held the title of Executive Vice President since June 2006, Senior Vice President since January 2003 and President of our International Group since January 2000, with responsibility for the commercial activities for our products outside of the United States. He joined us in April 1996 and served as Vice President and General Manager of our International Group and President of our Therapeutics business. Prior to joining Genzyme, Mr. Smith served as President and Chief Executive Officer of Repligen Corporation. Before joining Repligen Corporation, Mr. Smith also served as Vice President of Business Development and Strategic Planning for the Pharmaceutical Group of Bristol-Myers Squibb Company.

        Mr. Wirth joined us in January 1996 and has served as Executive Vice President since September 1996 with responsibility for our corporate development and legal activities. From September 1996 until May 2008, he also served as our Chief Legal Officer. From 2001 through October 2005, Mr. Wirth had responsibility for our drug discovery and development business. In addition, from September 1996 until June 2003, Mr. Wirth was responsible for our Oncology business. Prior to joining Genzyme, Mr. Wirth was a partner at Palmer and Dodge, a Boston law firm, where he was head of the firm's technology group.

        Mr. Wyzga has served as Executive Vice President, Finance since May 2003 and as Chief Financial Officer since July 1999. He joined us in February 1998 as Vice President and Corporate Controller and served as Senior Vice President, Corporate Controller from January 1999 until July 1999. He served as Senior Vice President, Finance from July 1999 until May 2003 and as Chief Accounting Officer from January 1999 until November 2008. From February 1997 to February 1998, Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company, and from 1991 to 1997 held various senior management positions with CACHELINK Corporation and Lotus Development Corporation. Mr. Wyzga is also a director of Altus Pharmaceuticals Inc., a developer of protein therapeutics.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The Nasdaq Global Select Market ("NASDAQ®") system under the symbol "GENZ".

        As of February 26, 2009, there were 3,344 stockholders of record of our common stock.

        The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported by NASDAQ.

	High	Low
2008:
First Quarter	$82.08	$67.38
Second Quarter	76.76	65.21
Third Quarter	83.97	67.00
Fourth Quarter	81.16	57.61
2007:
First Quarter	$68.77	$59.07
Second Quarter	67.89	59.79
Third Quarter	66.00	58.71
Fourth Quarter	76.90	62.30

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

  Stock Repurchase Program

        In May 2007, our board of directors authorized a stock repurchase program to repurchase up to an aggregate maximum amount of $1.5 billion or 20,000,000 shares of our outstanding common stock over a three year period beginning with the commencement of the program. The program commenced in June 2007. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. The manner of the purchase, the amount that we spend and the number of shares we ultimately purchase will vary based on a range of factors, including share price. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        Since June 2007, when we first began repurchasing shares of our common stock under this program, we have repurchased a cumulative total of 5,500,000 shares of our common stock at an average price of $68.09 per share for a total of $374.6 million in cash, including fees. We recorded the repurchases in our consolidated balance sheets as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account. During the fourth quarter of 2008, we did not repurchase any common stock that was part of this program. The approximate dollar value of shares that may yet be purchased under this program is $1.1 billion.

ITEM 6.    SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from Exhibit 13 to this Annual Report on Form 10-K under the heading "Genzyme Corporation and Subsidiaries—Consolidated Selected Financial Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from Exhibit 13 to this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our disclosure related to market risk into this section by reference from Exhibit 13 to this Annual Report on Form 10-K under the headings "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Equity Price Risk," "—Interest Rate Risk," and "—Foreign Exchange Risk."

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2008, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

  (3)
  provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal controls over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth under the heading "Report of Independent Registered Public Accounting Firm," which is included in Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a Corporate Code of Conduct, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Conduct is posted on our website, www.genzyme.com, under the "Corporate Governance—Our Commitment" section of the site. We intend to make all required disclosures concerning amendments to, or waivers from, this code in the Corporate Governance section of our website. Information contained on our website is not part of this document or the documents incorporated by reference into this document.

        Certain information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant." The other information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the sections entitled "Director Compensation," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Potential Payments Upon Termination or Change in Control," "Board Meetings and Committees—Compensation Committee," and "Board Meetings and Committees—Compensation Committee Report" in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the sections entitled "Certain Relationships and Related Persons Transactions" and "Board Meetings and Committees" in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference from the section entitled "Independent Auditors" in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from Exhibit 13 to this Annual Report on Form 10-K:

*
References are to page numbers in Exhibit 13 to this Annual Report on Form 10-K.

(a)(2). FINANCIAL STATEMENT SCHEDULES

        The schedules listed below for Genzyme Corporation and Subsidiaries are filed as part of Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this section by reference:

Page*
Report of Independent Registered Public Accounting Firm	F-120
Schedule II—Valuation and Qualifying Accounts	F-121

*
References are to page numbers in Exhibit 13 to this Annual Report on Form 10-K.

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

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.

EXHIBIT NO.	DESCRIPTION
*4.1	Fourth Amended and Restated Renewed Rights Agreement dated May 28, 2004 between Genzyme and American Stock Transfer & Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*4.2	Registration Rights Agreement, dated December 9, 2003, between Genzyme and UBS Securities LLC on behalf of itself and several other Initial Purchasers. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed December 10, 2003.
*10.1	Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
*10.1.1	Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.1 to Genzyme's Form 10-K for 2003.
*10.1.2	Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.2 to Genzyme's Form 10-K for 2003.
*10.1.3	Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.3 to Genzyme's Form 10-K for 2003.
*10.1.4	Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.4 to Genzyme's Form 10-K for 2003.
*10.1.5	Lease Agreement dated November 30, 2005, by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.5 to Genzyme's Form 10-K for 2006.
*10.2	Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.2.1	First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.2.2	Second Amendment to Lease, dated December 22, 1997, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.3	Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L'Etoile, Lyon, France. Filed as Exhibit 10.4 to Genzyme's Form 10-K for 2003.
*10.3.1	Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. Filed as Exhibit 10.4.1 to Genzyme's Form 10-K for 2003.
*10.4	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.4 to Genzyme's Form 10-K for 2005.
*10.4.1	First Amendment to Lease, dated August 1, 2003, to the Lease dated August 28, 2000, by and between Genzyme and Kendall Square LLC. Filed as Exhibit 10.5.1 to Genzyme's Form 10-K for 2004.
*10.5	Underlease of 50 Gibson Drive, Kings Hill Business Park, West Malling, Kent, U.K., dated January 19, 2001, by and among Genzyme Limited, Liberty Property Limited Partnership and Kings Hill Estate Management Company Limited. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2005.

EXHIBIT NO.	DESCRIPTION
*10.5.1	Deed of Variation of Underlease dated January 19, 2001, and Agreement for Lease, each dated August 22, 2005, by and between Genzyme Limited and Kent City Council (successors to Liberty Property Limited Partnership). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2005.
*10.6	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford), by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.7	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/k/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.8	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.9	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford), by and between the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.10	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford) by the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.11	1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.12 to Genzyme's Form 10-K for 2006.
*10.12	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*10.12.1	Form of Non-Statutory Stock Option for grants under Genzyme's 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.12.2	2007 Director Equity Plan, as amended. Filed as Appendix B to Genzyme's Proxy Statement on Schedule 14A filed April 10, 2008 for the 2008 Annual Meeting of Shareholders.
*10.12.3	Form of Non-Statutory Stock Option Agreement for grants under Genzyme's 2007 Director Equity Plan. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2008.
*10.12.4	Form of Restricted Stock Unit Award Agreement for grants under Genzyme's 2007 Director Equity Plan. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended June 30, 2008.
*10.13	2001 Equity Incentive Plan, as amended. Filed as Exhibit 10.14 to Genzyme's 10-K for 2006.
*10.13.1	Forms of Non-Statutory Stock Option Agreement for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended June 30, 2008.
*10.13.2	Forms of Incentive Stock Option Agreement for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.6 to Genzyme's Form 10-Q for the quarter ended June 30, 2008.

EXHIBIT NO.	DESCRIPTION
*10.14	2004 Equity Incentive Plan, as amended. Filed as Appendix A to Genzyme's Proxy Statement on Schedule 14A filed April 10, 2008 for the 2008 Annual Meeting of Shareholders.
10.14.1	Forms of Incentive Stock Option Agreement for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed herewith.
10.14.2	Forms of Nonstatutory Stock Option Agreement for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed herewith.
*10.14.3	Forms of Restricted Stock Unit Award Agreement for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended March 31, 2008.
*10.15	1999 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2007.
10.16	1996 Directors' Deferred Compensation Plan, as amended. Filed herewith.
*10.17	Amended and Restated Executive Employment Agreement effective as of December 31, 2008 between Genzyme Corporation and Henri A. Termeer. Filed as Exhibit 10.2 to Genzyme's Form 8-K filed December 5, 2008.
*10.18	Amended and Restated Executive Employment Agreement effective as of December 31, 2008 between Genzyme Corporation and Peter Wirth. Filed as Exhibit 10.3 to Genzyme's Form 8-K filed December 5, 2008.
*10.19	Form of Indemnification Agreement between Genzyme and its executive officers. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2004.
*10.20	Form of Severance Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2007.
*10.21	Genzyme Senior Executive Annual Cash Incentive Program. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed December 5, 2008.
*10.22	Amended and Restated Collaboration Agreement, effective as of January 1, 2008, among Genzyme, BioMarin and BioMarin/Genzyme LLC. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 2008.**
*10.22.1	Manufacturing, Marketing and Sales Agreement among Genzyme, BioMarin and BioMarin/Genzyme LLC, effective as of January 1, 2008. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended March 31, 2008.**
*10.23	Supply Agreement, dated January 24, 2006, by and between Cambrex Charles City, Inc. and Genzyme. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2006.**
*10.24	Contract Manufacturing Agreement dated September 14, 2001, as amended, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 2002.**
*10.24.1	Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme's Form 10-K for 2003.**
*10.24.2	Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme's Form 10-K for 2003.**
*10.24.3	Fourth Amendment, dated July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme's Form 10-K for 2004.**
*10.24.4	Amended and Restated Contract Manufacturing Agreement signed as of December 15, 2006, between Genzyme (as successor to GelTex) and The Dow Chemical Company. Filed with Genzyme's Form 8-K filed on December 15, 2006.**

EXHIBIT NO.	DESCRIPTION
*10.25	Credit Agreement, dated July 14, 2006, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. Filed with Genzyme's Form 8-K filed on July 19, 2006.
*10.26	North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme and Wyeth. Filed as Exhibit 10.31 to Genzyme's Form 10-K for 2004.**
*10.27	Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.**
*10.27.1	Amendment No. 2 effective as of January 1, 2007 to Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2007.**
*10.27.2	Amended and Restated Contract Purchase and Supply Agreement between Invitrogen Corporation and Genzyme Corporation effective December 31, 2007. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2007.**
*10.28	License and Co-Development Agreement between Genzyme and Isis Pharmaceuticals, Inc. dated June 24, 2008. Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended June 30, 2008.**
13	Disclosure incorporated by reference into Parts I, II and IV of this Form 10-K. Furnished herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
99	Financial statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006. Filed herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested or granted for the deleted portions of Exhibits 10.22 through 10.24.4 and 10.26 through 10.28.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.11 through 10.21 above are management contracts or compensatory arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: February 27, 2009	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance And Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	February 27, 2009
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial Officer	February 27, 2009
/s/ JASON A. AMELLO Jason A. Amello	Corporate Controller and Principal Accounting Officer	February 27, 2009
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	February 27, 2009
/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	February 27, 2009
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	February 27, 2009
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 27, 2009
/s/ VICTOR J. DZAU Victor J. Dzau	Director	February 27, 2009
/s/ CONNIE MACK III Connie Mack III	Director	February 27, 2009
/s/ RICHARD F. SYRON Richard F. Syron	Director	February 27, 2009