Form 10-Q/A
period 2009-06-30
GENZYME CORP
filed 2009-09-04
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        The sole purpose of this amendment to Genzyme Corporation's quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities Exchange Commission on August 10, 2009, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

        No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

        Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.    EXHIBITS

(a)
Exhibits

  See the Exhibit Index following the signature page to this Form 10-Q/A.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: September 4, 2009	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
*10.1	2004 Equity Incentive Plan, as amended. Filed as Appendix B to Genzyme's Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Shareholders filed April 13, 2009.
**31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
**31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
**32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
**32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Indicates exhibit previously filed with the SEC and incorporated by reference into Genzyme's Form 10-Q filed on August 10, 2009. Exhibits filed with Forms 10-Q and 8-K or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Filed with Genzyme's Form 10-Q on August 10, 2009.

QuickLinks

  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX