Form 10-Q
period 2009-09-30
GENZYME CORP
filed 2009-11-02
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
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

        Number of shares of Genzyme Stock outstanding as of October 23, 2009: 265,382,892

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements. These forward-looking statements include, among others, statements regarding:

  •
  our expectations regarding the financial impact of production interruption at our Allston, Massachusetts (Allston) manufacturing facility, which we refer to as the Allston facility, and the expected timing for shipping new Cerezyme and Fabrazyme production;

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

  •
  our expectations regarding regulatory action with respect to several pending marketing applications;

  •
  our expectations regarding approval of a new Leukine manufacturing facility;

  •
  our expectations regarding regulatory approval of alemtuzumab for the treatment of multiple sclerosis, or MS, which we refer to as alemtuzumab for MS, and the timing thereof;

  •
  our expectations for sales of Renagel/Renvela and the anticipated drivers for the future growth of these products;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products and services, including generic competition, on our revenues;

  •
  our assessment of the financial impact of legal proceedings and claims on our financial position and results of operations;

  •
  the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

  •
  our provision for potential tax audit exposures and our expectations regarding our unrecognized tax benefits;

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

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  the possibility that we may encounter additional manufacturing problems due to mechanical failures, viral or bacterial contamination or any other reason, or that we may encounter further supply problems due to low product yields or a determination by a regulatory authority that product produced at our Allston facility or any of our other facilities cannot be released;

  •
  the potential for Gaucher and Fabry disease patients to switch to competitors' products in place of Cerezyme or Fabrazyme or to continue to reduce their doses of our products even after supply stabilizes;

  •
  our ability to obtain and maintain regulatory approvals for our products, services and manufacturing facilities and processes, and to do so in the anticipated timeframes, including for alglucosidase alfa produced at the 2000L and 4000L scales and for proposed changes to our manufacturing processes to test for Vesivirus 2117, and the timing of receipt of such approvals;

  •
  our inability to file for U.S. approval for alglucosidase alfa produced using the 4000L process within the expected timeframe due to a failure to obtain FDA approval of the product manufactured using the 2000L process, failure to secure agreement as to strategy, including our decision to file a supplemental biologics license application, or BLA, to the 2000L BLA, or any other reason;

  •
  our ability to manufacture sufficient amounts of our products and maintain sufficient inventories, and to do so in a timely and cost-effective manner;

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

  •
  potential future write offs of inventory or product recalls;

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

  •
  the possibility that our integration of the products and development programs acquired from Bayer may be more costly or time consuming than expected;

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Evoltra®, Mozobil®, Thymoglobulin®, Cholestagel®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI® and Hectorol® are registered trademarks, and Lumizyme™ is a trademark, of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. Fludara® and Leukine® are registered trademarks licensed to Genzyme. All other trademarks referred to in this Form 10-Q are the property of their respective owners. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2009

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net product sales	$953,686	$1,058,296	$3,106,355	$3,136,365
Net service sales	102,436	92,586	309,628	269,072
Research and development revenue	1,392	9,402	18,912	26,042

Total revenues	1,057,514	1,160,284	3,434,895	3,431,479

Operating costs and expenses:
Cost of products sold	296,881	225,691	821,342	683,773
Cost of services sold	62,526	59,517	184,400	174,078
Selling, general and administrative	367,347	331,170	1,039,436	996,861
Research and development	219,275	305,242	636,722	949,900
Amortization of intangibles	71,280	55,295	192,823	166,558
Contingent consideration expense	28,197	—	37,287	—

Total operating costs and expenses	1,045,506	976,915	2,912,010	2,971,170

Operating income	12,008	183,369	522,885	460,309

Other income (expenses):
Losses on investments in equity securities, net	(651)	(14,129)	(1,332)	(4,201)
Gain on acquisition of business	—	—	24,159	—
Other	616	(133)	(2,419)	940
Investment income	4,544	11,793	14,038	40,015
Interest expense	—	(792)	—	(3,596)

Total other income (expenses)	4,509	(3,261)	34,446	33,158

Income before income taxes	16,517	180,108	557,331	493,467
Provision for income taxes	(522)	(60,512)	(158,276)	(159,036)

Net income	$15,995	$119,596	$399,055	$334,431

Net income per share:
Basic	$0.06	$0.44	$1.48	$1.25

Diluted	$0.06	$0.42	$1.45	$1.19

Weighted average shares outstanding:
Basic	268,957	269,176	269,923	267,767

Diluted	273,741	288,179	275,375	286,003

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$679,559	$572,106
Short-term investments	169,153	57,507
Accounts receivable, net	993,206	1,036,940
Inventories	601,939	453,437
Other current assets	164,362	208,040
Deferred tax assets	188,329	188,105

Total current assets	2,796,548	2,516,135
Property, plant and equipment, net	2,695,231	2,306,567
Long-term investments	140,160	344,078
Goodwill	1,402,926	1,401,074
Other intangible assets, net	2,377,025	1,654,698
Deferred tax assets-noncurrent	386,142	269,237
Investments in equity securities	75,872	83,325
Other noncurrent assets	96,384	96,162

Total assets	$9,970,288	$8,671,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164,879	$127,869
Accrued expenses	735,446	765,386
Deferred revenue	18,046	13,462
Current portion of contingent consideration obligations	170,478	—
Current portion of long-term debt and capital lease obligations	7,988	7,566

Total current liabilities	1,096,837	914,283
Long-term debt and capital lease obligations	118,154	124,341
Deferred revenue-noncurrent	11,769	13,175
Long-term contingent consideration obligations	834,188	—
Other noncurrent liabilities	294,009	313,484

Total liabilities	2,354,957	1,365,283

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,652	2,707
Additional paid-in capital	5,612,569	5,779,279
Accumulated earnings	1,646,851	1,247,796
Accumulated other comprehensive income	353,259	276,211

Total stockholders' equity	7,615,331	7,305,993

Total liabilities and stockholders' equity	$9,970,288	$8,671,276

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$399,055	$334,431
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	329,359	276,042
Stock-based compensation	156,141	143,141
Provision for bad debts	14,700	9,065
Contingent consideration expense	37,287	—
Losses on investments in equity securities, net	1,332	4,201
Gain on acquisition of business	(24,159)	—
Deferred income tax benefits	(74,949)	(236,307)
Tax benefits from employee stock-based compensation	10,956	57,149
Excess tax benefits from stock-based compensation	(3,309)	(17,470)
Other	8,517	2,936
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	53,044	(99,579)
Inventories	20,539	(12,651)
Other current assets	(12,301)	(7,107)
Accounts payable, accrued expenses and deferred revenue	40,369	(19,786)

Cash flows from operating activities	956,581	434,065

Cash Flows from Investing Activities:
Purchases of investments	(244,208)	(382,954)
Sales and maturities of investments	336,918	412,690
Purchases of equity securities	(7,548)	(87,695)
Proceeds from sales of investments in equity securities	2,365	16,519
Purchases of property, plant and equipment	(480,436)	(433,987)
Distributions from equity method investments	—	5,995
Acquisitions	(57,238)	(16,561)
Purchases of other intangible assets	(29,838)	(82,898)
Other	(7,096)	5,161

Cash flows from investing activities	(487,081)	(563,730)

Cash Flows from Financing Activities:
Proceeds from the issuance of our common stock	76,125	294,603
Repurchases of our common stock	(413,874)	(143,012)
Excess tax benefits from stock-based compensation	3,309	17,470
Payments of debt and capital lease obligations	(5,908)	(5,281)
Increase (decrease) in bank overdrafts	(17,552)	20,889
Other	(5,237)	2,854

Cash flows from financing activities	(363,137)	187,523

Effect of exchange rate changes on cash	1,090	(6,134)

Increase in cash and cash equivalents	107,453	51,724
Cash and cash equivalents at beginning of period	572,106	867,012

Cash and cash equivalents at end of period	$679,559	$918,736

Supplemental disclosures of non-cash transactions:
Strategic Transactions—Note 6.

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disease disorders, renal disease, orthopaedics, cancer, transplant and immune disease, and diagnostic and predictive testing.

        In the fourth quarter of 2008, we changed our segment reporting structure to better reflect the way we manage and measure the performance of our businesses. Under the new reporting structure, we are organized into four financial reporting units, which we also consider to be our reporting segments:

  •
  Genetic Diseases, which develops, manufactures and distributes therapeutic products with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Aldurazyme;

  •
  Cardiometabolic and Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure, and endocrine and cardiovascular diseases. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer), Hectorol and Thyrogen;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc/Synvisc-One, the Sepra line of products, Carticel and Matrix-induced Autologous Chondrocyte Implantation, or MACI; and

  •
  Hematologic Oncology, which develops, manufactures and distributes products for the treatment of cancer and the mobilization of hematopoietic stem cells and is developing a product for the treatment of MS. This unit derives substantially all of its revenue from sales of Campath, clofarabine (which is marketed under the names Clolar and Evoltra), Fludara, Leukine and Mozobil.

        Formerly, we included our MS business unit under the caption "Other." As a result of our recent acquisition of certain products and development programs from Bayer, as described under the heading "Acquisition from Bayer" in Note 6., "Strategic Transactions," to these consolidated financial statements, our MS business unit is now material. We have aggregated our Hematologic Oncology and MS reportable segments and now report the activities of these two segments under the caption "Hematologic Oncology." Our transplant business unit, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation and other hematologic and auto-immune disorders, and our genetics business unit, which provides testing services for the oncology, prenatal and reproductive markets, were formerly reported as separate reporting segments. Effective as of the fourth quarter of 2008, we include our transplant and genetics business units under the caption "Other." We also report the activities of our diagnostic products, bulk pharmaceuticals and immune mediated disease business units under the caption "Other." These operating segments did not meet the quantitative threshold for separate segment reporting. We have revised our 2008 segment disclosures to conform to our 2009 presentation.

        We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows for our operations taken as a whole. We have eliminated all intercompany items and transactions in consolidation. We have reclassified certain 2008 data to conform to our 2009 presentation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States, commonly referred to as U.S. GAAP.

        In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No., or FAS, 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." FAS 168 identifies the FASB Accounting Standards Codification™, or ASC, as the authoritative source of U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 is effective for financial statements issued for interim reporting periods ending after September 15, 2009. The ASC does not change or alter existing U.S. GAAP and, therefore, it does not have an impact on our financial position, results of operations or cash flows.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in Exhibit 13 to our 2008 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods. The balance sheet data as of December 31, 2008 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. We also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we have less than a 100% ownership interest, we record minority interest expense in "Other" in our consolidated statements of operations (representing the ownership interest of the minority owner) because the amount was immaterial for all periods presented. We account for our investments in entities not subject to consolidation using the equity method of accounting if we have a substantial ownership interest (20% to 50%) in or exercise significant influence over the entity. Our consolidated net income includes our share of the earnings or losses of these entities.

        Any material subsequent events have been considered for disclosure through the filing date of this Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the FASB or the SEC. The following table shows recently issued accounting pronouncements and our position for adoption:

Pronouncements	Relevant Requirements	Issued Date/ Our Effective Dates	Status
FAS 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140."	Improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.	Issued June 2009. Effective for the first annual reporting period that begins after November 15, 2009.	It is anticipated that FAS 166 will primarily be incorporated into ASC 860, "Transfers and Servicing." We do not expect the adoption of this pronouncement to have any affect on our consolidated financial statements.
FAS 167, "Amendments to FASB Interpretation No. 46(R)."	Improves financial reporting by enterprises involved with variable interest entities and to provide more relevant reliable information to users of financial statements.	Issued June 2009. Effective for the first annual reporting period that begins after November 15, 2009.

It is anticipated that FAS 167 will primarily be incorporated into ASC 810, "Consolidation." We are evaluating the impact this pronouncement will have, if any, on our consolidated financial statements.

3. Fair Value Measurements

        A significant number of our assets and liabilities are carried at fair value. These include:

  •
  fixed income investments;

  •
  investments in publicly-traded equity securities;

  •
  derivatives; and

  •
  contingent consideration obligations.

Fair Value Measurement—Definition and Hierarchy

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we are permitted to use various valuation approaches, including market, income and cost approaches. We are required to follow an established fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (amounts in thousands):

Description			Balance as of September 30, 2009	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$540,412	$540,412	$—	$—

	Short-term investments:	U.S. Treasury notes	47,840	47,840	—	—
		Non U.S. Governmental notes	4,100	—	4,100	—
		U.S. agency notes	56,110	—	56,110	—
		Corporate notes—global	58,014	—	58,014	—
		Commercial paper	3,089	—	3,089	—

		Total	169,153	47,840	121,313	—

	Long-term investments:	U.S. Treasury notes	14,265	14,265	—	—
		Non U.S. Governmental notes	3,232	—	3,232	—
		U.S. agency notes	37,023	—	37,023	—
		Corporate notes—global	85,640	—	85,640	—

		Total	140,160	14,265	125,895	—

	Total fixed income investments		849,725	602,517	247,208	—

Equity holdings(1):	Publicly-traded equity securities		48,893	48,893	—	—

Derivatives:	Foreign exchange forward contracts		(1,002)	—	(1,002)	—

Contingent liabilities(2):	Contingent consideration obligations		(1,004,666)	—	—	(1,004,666)

Total assets (liabilities) at fair value			$(107,050)	$651,410	$246,206	$(1,004,666)

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

Description			Balance as of December 31, 2008	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$357,680	$357,680	$—	$—

	Short-term investments:	U.S. Treasury notes	7,505	7,505	—	—
		U.S. agency notes	10,328	—	10,328	—
		Corporate notes—global	39,674	—	39,674	—

		Total	57,507	7,505	50,002	—

	Long-term investments:	U.S. Treasury notes	75,040	75,040	—	—
		Non U.S. Governmental notes	7,322	—	7,322	—
		U.S. agency notes	121,707	—	121,707	—
		Corporate notes—global	140,009	—	140,009	—

		Total	344,078	75,040	269,038	—

	Total fixed income investments		759,265	440,225	319,040	—

Equity holdings(1):	Publicly-traded equity securities		56,596	56,596	—	—

Derivatives:	Foreign exchange forward contracts		(1,434)	—	(1,434)	—

Total assets (liabilities) at fair value			$814,427	$496,821	$317,606	$—

(1)
Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, in our consolidated balance sheets.

(2)
In May 2009, we recorded contingent consideration obligations in connection with our acquisition from Bayer of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS. Changes in the fair value of these contingent consideration obligations are recorded as contingent consideration expense, a component of operating expenses in our consolidated statements of operations.

        Changes in the fair value of the our Level 3 contingent consideration obligations during the nine months ended September 30, 2009 were as follows (amounts in thousands):

Contingent consideration obligations related to acquisition from Bayer in May 2009	$964,100
Payments	(9,187)
Contingent consideration expense	37,287
Effect of foreign currency adjustment	12,466

Fair value at September 30, 2009	$1,004,666

        The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, accrued expenses, current portion of contingent consideration obligations and current portion of long-term debt and capital lease obligations approximate fair value due to their short-term maturities.

Derivative Instruments

        As a result of our worldwide operations, we may face exposure to potential adverse movements in foreign currency exchange rates. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We may also use derivatives, primarily foreign exchange forward contracts for

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

which we do not apply hedge accounting treatment, to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We account for such derivatives at market value with the resulting gains and losses reflected within selling, general and administrative expenses, or SG&A, in our consolidated statements of operations. We do not have any derivatives designated as hedging instruments and we do not use derivative instruments for trading or speculative purposes.

Foreign Exchange Forward Contracts

        Generally, we enter into foreign exchange forward contracts with maturities of not more than 15 months. All foreign exchange forward contracts in effect as of September 30, 2009 and December 31, 2008 had maturities of 1 to 2 months. We report these contracts on a net basis. Net asset derivatives are included in other current assets and net liability derivatives are included in accrued expenses in our consolidated balance sheets.

        The following table summarizes the balance sheet classification of the fair value of these derivatives on both a gross and net basis as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	Unrealized Gain/Loss on Foreign Exchange Forward Contracts
			As Reported
	Gross		Net
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
As of:	Other current assets	Accrued expenses	Other current assets	Accrued expenses
September 30, 2009	$1,770	$2,772	$—	$1,002
December 31, 2008	$2,758	$4,192	$—	$1,434

        Total foreign exchange (gains) and losses included in SG&A in our consolidated statements of operations includes unrealized and realized (gains) and losses related to both our foreign exchange forward contracts and our foreign currency assets and liabilities. The net impact of our overall unrealized and realized foreign exchange (gains) and losses for both the three and nine months ended September 30, 2009 and 2008 was not significant.

        The following table summarizes the effect of the unrealized and realized losses related to our foreign exchange forward contracts on our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

		Net (Gain)/Loss Reported
		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location
Derivative Instrument		2009	2008	2009	2008
Foreign exchange forward contracts	SG&A	$16,275	$(28,066)	$24,173	$12,127

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

4. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income—basic	$15,995	$119,596	$399,055	$334,431
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.25% convertible senior notes(1)	—	1,885	—	5,658

Net income—diluted	$15,995	$121,481	$399,055	$340,089

Shares used in computing net income per common share—basic	268,957	269,176	269,923	267,767
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes(1)	—	9,686	—	9,686
Stock options(2)	3,209	8,081	4,106	7,665
Restricted stock units	1,565	871	1,335	618
Other	10	365	11	267

Dilutive potential common shares	4,784	19,003	5,452	18,236

Shares used in computing net income per common share—diluted(1,2)	273,741	288,179	275,375	286,003

Net income per common share:
Basic	$0.06	$0.44	$1.48	$1.25

Diluted	$0.06	$0.42	$1.45	$1.19

(1)
Prior to January 1, 2009, the shares issuable upon redemption of $690.0 million in principal of our 1.25% convertible senior notes were included in diluted weighted average shares outstanding for purposes of computing diluted earnings per share, unless the effect was anti-dilutive. There are no similar adjustments to the computation of diluted earnings per share for the three and nine months ended September 30, 2009, because we redeemed these notes, primarily for cash, on December 1, 2008.

(2)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares issuable under our stock plans	21,108	3,123	16,474	3,121

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5. Comprehensive Income

        The components of comprehensive income for the periods presented are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$15,995	$119,596	$399,055	$334,431

Other comprehensive income (loss):
Foreign currency translation adjustments	48,546	(172,636)	82,178	(66,963)

Pension liability adjustments, net of tax(1)	—	2,019	—	2,090

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	6,358	475	(4,592)	5,186
Reclassification adjustment of (gains) losses included in net income, net of tax	(378)	(141)	(538)	(6,039)

Unrealized gains (losses) on securities, net of tax(2)	5,980	334	(5,130)	(853)

Other comprehensive income (loss)	54,526	(170,283)	77,048	(65,726)

Comprehensive income (loss)	$70,521	$(50,687)	$476,103	$268,705

(1)
Tax amounts for all periods were not significant.

(2)
Net of $(3.4) million of tax for the three months ended and $2.9 million of tax for the nine months ended September 30, 2009, and $(0.2) million of tax for the three months ended and $0.5 million of tax for the nine months ended September 30, 2008.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions

        Effective January 1, 2009, we account for business combinations completed on or after January 1, 2009 in accordance with the revised guidance for accounting for business combinations, which modifies the criteria that must be met to qualify as a business combination and prescribes new accounting requirements. Among various other requirements and differences, the following table illustrates how we account for specific elements of our business combinations prior to and on or after January 1, 2009:

Element	Prior to January 1, 2009	On or after January 1, 2009
Transaction costs	• Capitalized as cost of acquisition	• Expensed as incurred
Exit/Restructuring costs	• Capitalized as cost of acquisition if certain criteria were met	• Expensed as incurred at or subsequent to acquisition date
IPR&D	• Measured at fair value and expensed on acquisition date, or capitalized as an intangible asset if certain criteria were met	• Measured at fair value and capitalized as an intangible asset and tested for impairment until completion of program • Amortized from date of completion over estimated useful life
Contingent consideration	• Recorded at acquisition date only to the extent of negative goodwill • Capitalized as cost of acquisition when contingency was resolved • No subsequent re-measurement	• Measured at fair value and recorded on acquisition date • Re-measured in subsequent periods with an adjustment to earnings
Negative goodwill (excess of the value of acquired assets over consideration transferred)	• Offset other long-lived intangibles acquired	• Recognized as a gain in earnings
Changes in deferred tax assets and valuation allowances	• Recorded as adjustments to goodwill	• Recorded as tax expense
Adjustments to acquisition accounting	• Recorded in the current period financial statements	• Recorded as adjustments to prior period financial statements

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions (Continued)

Acquisition of Assets from Targeted Genetics Corporation

        On September 8, 2009, we entered into an agreement with Targeted Genetics Corporation to acquire certain gene therapy manufacturing assets for $7.0 million. We acquired intellectual property and materials used in manufacturing Adeno-Associated Virus, or AAV, vectors. We paid Targeted Genetics Corporation a nonrefundable upfront payment of $3.5 million in September 2009 and will also make additional payments totaling $3.5 million upon achievement of certain technology transfer-based milestones. We recorded a total of $7.0 million as a charge to research and development expenses for our Genetic Diseases reporting segment in our consolidated statements of operations for the three and nine months ended September 30, 2009. The payment for the milestones and the transition of the technology are all expected to be completed by the first quarter of 2010.

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

        Prior to this transaction, we shared with Bayer the development and certain commercial rights to alemtuzumab for MS and Campath and received two-thirds of Campath net profits on U.S. sales and a royalty on foreign sales. Under our new arrangement with Bayer, prior to regulatory approval of alemtuzumab for MS, we will have primary responsibility for the product's development while Bayer will continue to fund development at current levels and will participate in the development steering committee. We will have worldwide commercialization rights, with Bayer retaining an option to co-promote alemtuzumab for MS. In exchange for the above, Bayer is eligible to receive the following contingent purchase price payments:

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

        We are using Bayer for certain transition services and are purchasing commercial supply of Fludara and Leukine from Bayer. We have employed certain members of Bayer's commercial teams for all three products and have an opportunity to employ certain members of Bayer's manufacturing team if we acquire the Leukine facility. The transaction has been accounted for as a business combination and is included in our results of operations beginning on May 29, 2009, the date of acquisition. The results for the acquired products are included in our Hematologic Oncology reporting segment. The fair value of the consideration and acquired assets at the date of acquisition consisted of the following (amounts in thousands):

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

        At closing, we paid a total of $117.1 million to Bayer, of which $74.6 million was refundable. The remaining non-refundable amount of $42.4 million represents a payment for acquired inventory. A total of $59.8 million of the refundable amount was received in July 2009 and $14.8 million remains due from Bayer as of September 30, 2009. The contingent consideration obligations are net of the continued funding expected to be received from Bayer for the development of alemtuzumab for MS. We determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and probability assessment with respect to regulatory approval of alemtuzumab for MS. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The resultant probability-weighted cash flows were then discounted using discount rates of 11% for Campath, Fludara and Leukine and 13% for alemtuzumab for MS.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions (Continued)

        As of September 30, 2009, the fair value of the total contingent consideration obligations was $1.0 billion primarily due to changes in discount periods and management estimates. Accordingly, we recorded contingent consideration expense in our consolidated statements of operations of $28.2 million for the three months ended and $37.3 million for the nine months ended September 30, 2009. As of September 30, 2009, we have paid $9.2 million in contingent consideration payments to Bayer and have not received funding from Bayer for the development of alemtuzumab for MS since May 29, 2009.

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

        The fair value of the identifiable assets acquired in this transaction of $1.03 billion exceeded the fair value of the purchase price of $1.01 billion. As a result, we recognized a gain on acquisition of business of $24.2 million in our consolidated statements of operations for the nine months ended September 30, 2009. The fair value of the consideration and assets remain subject to potential adjustments.

        SG&A in our consolidated statements of operations for the nine months ended September 30, 2009 includes approximately $4 million of acquisition-related costs, primarily legal fees, associated with the Bayer transaction. Acquisition-related costs for the three months ended September 30, 2009 were not significant.

Purchase of Intellectual Property from EXACT Sciences Corporation

        On January 27, 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences Corporation, or EXACT Sciences, for our genetics business unit and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to research and development expenses in our consolidated statement of operations for the three months ended March 31, 2009. We will pay EXACT Sciences an additional $1.9 million by July 2010, unless such amount is required to satisfy certain of EXACT Sciences' indemnification obligations.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions (Continued)

Purchase of In-Process Research and Development

        Prior to January 1, 2009, IPR&D acquired through a business combination was expensed on the acquisition date in our consolidated financial statements. Effective January 1, 2009, all IPR&D we acquire through business combinations on or after January 1, 2009 will be capitalized as an intangible asset on our consolidated balance sheets and periodically tested for impairment.

        The following table sets forth the significant IPR&D projects for the companies and assets we acquired between January 1, 2006 and September 30, 2009 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D		Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch
Bayer (2009)	$1,006.5	$415.6		alemtuzumab for MS—US	16%	2012
		217.3		alemtuzumab for MS—ex-US	16%	2013

		$632.9	(1)

Bioenvision (2007)	$349.9	$125.5	(2)	Clolar/Evoltra (clofarabine)(3)	17%	2009-2014	(4)

AnorMED (2006)	$589.2	$526.8	(2)	Mozobil (stem cell transplant)(5)	15%	2009-2013	(4)

(1)
Capitalized as an indefinite-lived intangible asset.

(2)
Expensed on acquisition date.

(3)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL, is marketed under the names Clolar and Evoltra. The IPR&D projects for clofarabine are related to the development of the product for the treatment of other medical issues.

(4)
Year of expected launch reflects both the ongoing launch of products for currently approved indications and the anticipated launch of the products in the future for new indications. We are continuing to launch Clolar/Evoltra and Mozobil on a country-by-country basis as pricing and reimbursement approvals are obtained.

(5)
Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for chemosensitization.

Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition from Bayer was completed as of January 1, 2009 and 2008. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as a gain on acquisition of business of $24.2 million, are included in the pro

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions (Continued)

forma financial summaries for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Total revenues	$1,230,149	$3,535,044	$3,639,597

Net income	$88,472	$326,590	$227,777

Net income per share:
Basic	$0.33	$1.21	$0.85

Diluted	$0.31	$1.19	$0.82

Weighted average shares outstanding:
Basic	269,176	269,923	267,767

Diluted	288,179	275,375	286,003

7. Inventories

	September 30, 2009	December 31, 2008
	(Amounts in thousands)
Raw materials	$112,691	$96,986
Work-in-process	287,331	141,094
Finished goods	201,917	215,357

Total	$601,939	$453,437

        In May 2009, in connection with our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine from Bayer, we acquired a total of $136.4 million of inventory, including $15.3 million of Campath inventory, $22.9 million of Fludara inventory and $98.2 million of Leukine inventory.

        In June 2009, we announced that we had interrupted production of Cerezyme and Fabrazyme, and shipments of Cerezyme, at our Allston facility to sanitize the facility after identifying a virus, Vesivirus 2117, in a bioreactor used for Cerezyme production. We recorded charges totaling $23.7 million for the three months ended and $37.9 million for the nine months ended September 30, 2009 to cost of products sold in our consolidated statements of operations, for costs related to the remediation of this facility, including the sanitization of the facility, idle capacity and overhead expenses and the write off of certain production materials.

        When we suspended production at our Allston facility, we had significant Cerezyme work-in-process material. We decided not to process the majority of this work-in-process material because the material either had expired or we were not sufficiently assured that the material was not contaminated with Vesivirus 2117 and incurred a write off of approximately $8 million for the nine months ended September 30, 2009. In August 2009, the FDA communicated to us steps it recommends we take prior to forward processing the remaining Cerezyme work-in-process. The steps recommended

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7. Inventories (Continued)

by the FDA were consistent with the steps that we independently had planned to implement. The remaining Cerezyme work-in-process material expires in mid-2010. If we decide not to process this remaining material or if we process the material and the FDA or another regulatory authority does not allow us to release it, we will incur a write off of approximately $3 million for the inventory value of this remaining material. We had two lots of Cerezyme in inventory that were finished before production was suspended at our Allston facility. Both lots were released during the third quarter of 2009.

8. Goodwill and Other Intangible Assets

Goodwill

        The following table contains the change in our goodwill during the nine months ended September 30, 2009 (amounts in thousands):

	As of December 31, 2008	Adjustments	As of September 30, 2009
Genetic Diseases	$339,563	$—	$339,563
Cardiometabolic and Renal	319,882	—	319,882
Biosurgery	7,585	—	7,585
Hematologic Oncology	640,137	—	640,137
Other(1)	93,907	1,852	95,759

Goodwill	$1,401,074	$1,852	$1,402,926

(1)
The adjustments to Other include foreign currency revaluation adjustments for goodwill denominated in a foreign currency.

        We are required to perform impairment tests related to our goodwill annually and whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be recoverable. We completed the required annual impairment tests for our $1.4 billion of net goodwill in the third quarter of 2009 and determined that no impairment charges were required.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Finite-lived other intangible assets:
Technology(1)	$2,180,620	$(824,819)	$1,355,801	$1,919,074	$(692,235)	$1,226,839
Distribution rights(2)	428,478	(213,451)	215,027	399,768	(170,892)	228,876
Patents	188,651	(128,307)	60,344	194,560	(121,763)	72,797
License fees	98,833	(45,422)	53,411	98,123	(39,824)	58,299
Customer lists	86,526	(41,328)	45,198	83,729	(34,271)	49,458
Trademarks	60,596	(46,264)	14,332	60,556	(42,194)	18,362
Other	—	—	—	2,039	(1,972)	67

Total finite-lived other intangible assets	3,043,704	(1,299,591)	1,744,113	2,757,849	(1,103,151)	1,654,698
Indefinite-lived other intangible assets:
IPR&D(3)	632,912	—	632,912	—	—	—

Total other intangible assets	$3,676,616	$(1,299,591)	$2,377,025	$2,757,849	$(1,103,151)	$1,654,698

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

(2)
Includes an additional $29.8 million for the nine months ended September 30, 2009 for additional payments made or accrued in connection with the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. In addition, we will make a series of additional contingent royalty payments to Wyeth based on the volume of Synvisc sales in the covered territories. To date, $275.4 million of the maximum amount payable under the agreement has been paid. We anticipate completing the contingent royalty payments to Wyeth by the first quarter of 2010.

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

        As of September 30, 2009, the estimated future amortization expense for our finite-lived other intangible assets for the remainder of fiscal year 2009, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1,2)
2009 (remaining three months)	$74,587
2010	319,597
2011	319,968
2012	224,474
2013	162,750
Thereafter	658,545

(1)
Includes estimated future amortization expense for:

•
the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we may be required to make to Wyeth and the Myozyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future sales of Myozyme and the milestone payments we may be required to make to Synpac. These contingent payments will be recorded as intangible assets when the payments are accrued; and

•
the technology intangible assets resulting from our acquisition of the worldwide rights to the oncology products Campath, Leukine and Fludara, of which:

•
the assets related to Campath and Leukine are being amortized on a straight-line basis; and

•
the asset related to Fludara is being amortized based on the forecasted future sales of Fludara.

(2)
Excludes future amortization expense related to the $240.2 million of technology recorded effective January 1, 2008 related to our consolidation of the results of BioMarin/Genzyme LLC, because such amortization is entirely offset by the corresponding amortization of a noncurrent liability related to the consolidation of BioMarin/Genzyme LLC.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

9. Investments in Equity Securities

        We recorded the following losses on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross gains (losses) on investments in equity securities	$(36)	$(8,819)	$422	$2,398
Less: charges for impairment of investments	(615)	(5,310)	(1,754)	(6,599)

Losses on investments in equity securities, net	$(651)	$(14,129)	$(1,332)	$(4,201)

        Gross gains (losses) on investments in equity securities for both the three and nine months ended September 30, 2008 includes a charge of $10.0 million to write off the purchase price of an exclusive option to acquire equity in a private company as a result of our termination of the option agreement prior to the exercise deadline. Gross gains (losses) for the nine months ended September 30, 2008 also includes a gain of $10.3 million recorded in the second quarter of 2008 resulting from the liquidation of our investment in the common stock of Sirtris for net cash proceeds of $14.8 million.

        Charges for impairment of investments for all periods presented represents the write down of our investments in certain venture capital funds to fair value at the end of each period.

        At September 30, 2009, our stockholders' equity includes $14.2 million of unrealized gains and $0.2 million of unrealized losses related to our strategic investments in equity securities.

10. Revolving Credit Facility

        As of September 30, 2009, we had approximately $12 million of outstanding standby letters of credit and no borrowings, resulting in approximately $338 million of available credit under our five-year $350.0 million senior unsecured revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2009, we were in compliance with these covenants.

11. Stockholders' Equity

Stock Repurchase

        In May 2007, our board of directors authorized a stock repurchase program to repurchase 20,000,000 shares of our outstanding common stock over a three year period that began in June 2007. The board authorized the expenditure of up to $1.5 billion to purchase those shares. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. The manner of the purchase, the amount that we spend and the number of shares we ultimately purchase will be based on a range of factors, including share price. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        During the nine months ended September 30, 2009, we repurchased 7,500,000 shares of our common stock under this program at an average price of $55.16 per share for a total of $413.9 million

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

in cash, including fees. Since June 2007, when we first began repurchasing shares of our common stock under this program, we have repurchased a cumulative total of 13,000,000 shares of our common stock at an average price of $60.63 per share for a total of $788.5 million in cash, including fees. We recorded the repurchases in our consolidated balance sheets as a reduction to our common stock account for the par value of the repurchased shares and as a reduction to our additional paid-in capital account.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pre-tax stock-based compensation expense, net of estimated forfeitures, charged to:
Cost of products and services sold(1)	$(7,575)	$(6,926)	$(22,379)	$(19,751)
Selling, general and administrative expense	(24,648)	(24,222)	(86,301)	(79,015)
Research and development expense	(14,058)	(14,645)	(47,374)	(43,322)

Total	(46,281)	(45,793)	(156,054)	(142,088)
Less: tax benefit from stock options	12,700	14,025	40,433	43,396

Total stock-based compensation expense, net of tax	$(33,581)	$(31,768)	$(115,621)	$(98,692)

Effect per common share:
Basic	$(0.12)	$(0.12)	$(0.43)	$(0.37)

Diluted	$(0.12)	$(0.11)	$(0.42)	$(0.35)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense capitalized to inventory	$3,623	$3,486	$12,764	$10,482

        We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

        At September 30, 2009, there was $278.6 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.0 years.

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

        Beginning in August 2009, we have received six letters from alleged shareholders demanding that our board of directors take action on our behalf to remedy breaches of fiduciary duty by our directors and officers. The demand letters are primarily premised on allegations that we made materially false and misleading disclosures and failed to disclose material information to shareholders with respect to manufacturing issues and compliance with GMP. Several of the letters also assert that certain of our officers and directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of the board whether any action should be instituted on our behalf against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to our benefit.

        In April 2005, Church & Dwight Co., Inc., or Church & Dwight, filed a suit in U.S. District Court for the District of New Jersey against Abbott Laboratories, or Abbott, claiming that certain over-the-counter pregnancy tests distributed by Abbott between 1999 and 2003 infringed upon patents owned by Church & Dwight. During part of this period, a portion of the test kits distributed by Abbott were manufactured by Wyntek Diagnostics, Inc., or Wyntek, which had agreed to indemnify Abbott for patent infringement related costs and damages for these products. In 2002, we acquired Wyntek and assumed the obligations under this agreement. In June 2008, the court issued a ruling awarding Church & Dwight approximately $29 million in damages based on a jury finding of willful infringement by Abbott and in September 2009, Abbott agreed to pay Church & Dwight approximately $27 million to settle the lawsuit. Because multiple parties, including Abbott, manufactured infringing product for Abbott during this period, any responsibility that we may have for indemnifying Abbott is only for a portion of its costs and damages related to this case. We currently are disputing with Abbott the percentage of infringing product that was supplied by us and may in the future assert additional claims that, if successful, would reduce or relieve us of any liability. The supply agreement between Abbott and Wyntek provides for dispute resolution through an arbitration proceeding in the event that the parties are unable to reach agreement on the indemnification amount.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        Through June 30, 2003, we had three outstanding series of common stock, which we referred to as tracking stocks: Genzyme General Stock (which we now refer to as Genzyme Stock); Biosurgery Stock; and Molecular Oncology Stock. On August 6, 2007, we reached an agreement in principle to settle for $64.0 million the lawsuits related to our 2003 exchange of Genzyme Stock for Biosurgery Stock. We recorded a liability for the settlement payment of $64.0 million as a charge to SG&A in our consolidated statements of operations for the three months ended June 30, 2007. We paid the settlement in August 2007. The court approved the settlement in October 2007. We have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with these cases; the insurers have denied coverage, and therefore, we have not recorded a receivable for any potential recovery from our insurers. In our lawsuit against our primary insurer, the court granted the insurer's motion to dismiss the suit in October 2009. We are currently evaluating whether to appeal this judgment.

        We periodically become subject to legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these additional proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse affect on our consolidated financial position or results of operations.

13. Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Provision for income taxes	$522	$60,512	$158,276	$159,036
Effective tax rate	3%	34%	28%	32%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  non-deductible stock-based compensation expenses totaling $9.5 million for the three months ended and $41.0 million for the nine months ended September 30, 2009, as compared to $8.8 million for the three months ended and $25.6 million for the nine months ended September 30, 2008; and

  •
  $2.1 million of tax credit benefits from the 2008 tax provision to tax return reconciliation and effective settlements of state tax audits.

In addition, our provision for income taxes includes income tax benefits of $2.6 million for the three months ended and $7.8 million for the nine months ended September 30, 2009. The income tax benefits result from the reversal of a portion of our U.S. tax reserves due to a remeasurement of our uncertain income tax position liabilities based on new information arising in the second and third quarter of 2009.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13. Provision for Income Taxes (Continued)

        We are currently under IRS audit for the tax years 2006 to 2007 and various states and foreign jurisdictions for various years. We believe that we have provided sufficiently for all audit exposures. We reasonably expect that our unrecognized tax benefits will decrease by approximately $15 million within the next twelve months as we receive clarification of certain tax issues as a result of the audit process. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year will likely result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

14. Segment Information

        We present segment information in a manner consistent with the method we use to report this information to our management. In the fourth quarter of 2008, we changed our segment reporting structure to better reflect the way we manage and measure the performance of our businesses. Under the new reporting structure, we are organized into four reporting segments as described above in Note 1., "Description of Business," to these consolidated financial statements. In addition, we now aggregate our MS and Hematologic Oncology reporting segments under the caption "Hematologic Oncology." The activities of our MS reporting unit were formerly reported under the caption "Other." We have revised our 2008 segment disclosures to conform to our 2009 presentation.

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Genetic Diseases(1)	$354,288	$561,165	$1,459,491	$1,668,515
Cardiometabolic and Renal	261,160	243,599	752,122	714,722
Biosurgery	145,647	122,962	404,496	365,839
Hematologic Oncology(2)	87,989	34,054	192,183	96,506
Other	207,937	198,119	625,102	584,672
Corporate	493	385	1,501	1,225

Total	$1,057,514	$1,160,284	$3,434,895	$3,431,479

Income (loss) before income taxes:
Genetic Diseases(1)	$124,356	$259,392	$809,297	$982,569
Cardiometabolic and Renal(3)	114,123	98,670	323,053	48,520
Biosurgery	40,277	23,453	102,360	70,910
Hematologic Oncology(2)	(78,449)	(33,798)	(135,690)	(109,211)
Other(4)	30,227	6,993	66,854	30,374
Corporate(5)	(214,017)	(174,602)	(608,543)	(529,695)

Total	$16,517	$180,108	$557,331	$493,467

(1)
Includes:

•
the impact of supply constraints for Cerezyme and Fabrazyme due to the temporary suspension of production at our Allston facility in June 2009; and

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

  •
  a charge of $100.0 million recorded in July 2008 for a nonrefundable upfront fee we paid to PTC Therapeutics, Inc., or PTC, related to our collaboration agreement with PTC to develop and commercialize ataluren for the treatment of genetic diseases caused by nonsense mutations, including Duchenne muscular dystrophy, cystic fibrosis and hemophilia.

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

(4)
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

Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2009	December 31, 2008
Segment Assets(1):
Genetic Diseases	$1,543,651	$1,520,586
Cardiometabolic and Renal	1,305,361	1,366,970
Biosurgery	493,586	497,813
Hematologic Oncology(2)	1,998,962	1,024,674
Other	871,767	773,058
Corporate(3)	3,756,961	3,488,175

Total	$9,970,288	$8,671,276

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

	Amount	Business Segment
Inventory	$136.4	Hematologic Oncology
Developed technology	261.4	Hematologic Oncology
IPR&D	632.9	Hematologic Oncology

Total	$1,030.7

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Cash, cash equivalents, short- and long-term investments in debt securities	$988,872	$973,691
Deferred tax assets, net	574,471	457,342
Property, plant & equipment, net	1,721,787	1,524,442
Investments in equity securities	75,872	83,325
Other	395,959	449,375

Total	$3,756,961	$3,488,175

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

        Note: All references to increases or decreases for the three months ended September 30, 2009 are as compared to the three months ended September 30, 2008. All references to increases or decreases for the nine months ended September 30, 2009 are as compared to the nine months ended September 30, 2008, unless otherwise noted.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disease disorders, renal disease, orthopaedics, cancer, transplant and immune disease, and diagnostic and predictive testing.

        In the fourth quarter of 2008, we changed our segment reporting structure to better reflect the way we manage and measure the performance of our businesses. Under the new reporting structure, we are organized into four financial reporting units, which we also consider to be our reporting segments:

  •
  Genetic Diseases, which develops, manufactures and distributes therapeutic products, with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme and Aldurazyme;

  •
  Cardiometabolic and Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure, and endocrine and cardiovascular diseases. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer), Hectorol and Thyrogen;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc/Synvisc-One, the Sepra line of products, Carticel and MACI; and

  •
  Hematologic Oncology, which develops, manufactures and distributes products for the treatment of cancer and the mobilization of hematopoietic stem cells and is developing a product for the treatment of MS. This unit derives substantially all of its revenue from sales of Campath, clofarabine (which is marketed under the names Clolar and Evoltra), Fludara, Leukine and Mozobil.

        Formerly, we included our MS business unit under the caption "Other." As a result of our recent acquisition of certain products and development programs from Bayer, as described under the heading "Strategic Transactions—Acquisition from Bayer," below, our MS business unit is now material. We have aggregated our Hematologic Oncology and MS reporting segments and now report the activities of these two segments under the caption "Hematologic Oncology." Our transplant business unit, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of graft rejection in organ transplantation and other hematologic and auto-immune disorders, and our genetics business unit, which provides testing services for the oncology, prenatal and reproductive markets, were formerly reported as separate reporting segments. Effective as of the fourth quarter of 2008, we include our transplant and genetics business units under the caption "Other." We also report the activities of our diagnostic products, bulk pharmaceuticals and immune mediated disease business units under the caption "Other." These operating segments did not meet the quantitative threshold for separate segment reporting. We have revised our 2008 segment disclosures to conform to our 2009 presentation.

        We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

STRATEGIC TRANSACTIONS

Acquisition of Assets from Targeted Genetics Corporation

        On September 8, 2009, we entered into an agreement with Targeted Genetics Corporation to acquire certain gene therapy manufacturing assets for $7.0 million. We acquired intellectual property and materials used in manufacturing AAV vectors. We paid Targeted Genetics Corporation a nonrefundable upfront payment of $3.5 million in September 2009 and will also make additional payments totaling $3.5 million upon achievement of certain technology transfer-based milestones. We recorded a total of $7.0 million as a charge to research and development expenses for our Genetic Diseases reporting segment in our consolidated statements of operations for the three and nine months ended September 30, 2009. The payment for the milestones and the transition of the technology are all expected to be completed by the first quarter of 2010.

Acquisition from Bayer

        On May 29, 2009, we completed a transaction with Bayer to:

  •
  exclusively license worldwide rights to commercialize alemtuzumab for MS;

  •
  exclusively license worldwide rights to alemtuzumab for B-CLL and all other indications, except for solid organ transplant, which we refer to as Campath;

  •
  exclusively license Bayer's worldwide rights to the oncology products Fludara and Leukine; and

  •
  acquire a new Leukine manufacturing facility located in Lynnwood, Washington, contingent upon the facility receiving FDA approval, which is expected in 2011.

        Prior to this transaction, we shared with Bayer the development and certain commercial rights to alemtuzumab for MS and Campath and received two-thirds of Campath net profits on U.S. sales and a royalty on foreign sales. Under our new arrangement with Bayer, prior to regulatory approval of alemtuzumab for MS, we will have primary responsibility for the product's development while Bayer will continue to fund development at current levels and will participate in the development steering committee. We will have worldwide commercialization rights, with Bayer retaining an option to co-promote alemtuzumab for MS. In exchange for the above, Bayer is eligible to receive the following contingent purchase price payments:

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

        We are using Bayer for certain transition services and are purchasing commercial supply of Fludara and Leukine from Bayer. We have employed certain members of Bayer's commercial teams for all three products and have an opportunity to employ certain members of Bayer's manufacturing team if we acquire the Leukine facility. The transaction has been accounted for as a business combination and is included in our results of operations beginning on May 29, 2009, the date of acquisition. The results for the acquired products are included in our Hematologic Oncology reporting segment. The fair value of the consideration and acquired assets at the date of acquisition consisted of the following (amounts in thousands):

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

        At closing, we paid a total of $117.1 million to Bayer, of which $74.6 million was refundable. The remaining non-refundable amount of $42.4 million represents a payment for acquired inventory. A total of $59.8 million of the refundable amount was received in July 2009 and $14.8 million remains due from Bayer as of September 30, 2009. The contingent consideration obligations are net of the continued funding expected to be received from Bayer for the development of alemtuzumab for MS. We determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and probability assessment with respect to regulatory approval of alemtuzumab for MS. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The resultant probability-weighted cash flows were then discounted using discount rates of 11% for Campath, Fludara and Leukine and 13% for alemtuzumab for MS.

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

        As of September 30, 2009, the fair value of the total contingent consideration obligations was $1.0 billion primarily due to changes in discount periods and management estimates. Accordingly, we recorded contingent consideration expense in our consolidated statements of operations of $28.2 million for the three months ended and $37.3 million for the nine months ended September 30, 2009. As of September 30, 2009, we have paid $9.2 million in contingent consideration payments to Bayer and have not received funding from Bayer for the development of alemtuzumab for MS since May 29, 2009.

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

        The fair value of the identifiable assets acquired in this transaction of $1.03 billion exceeded the fair value of the purchase price of $1.01 billion. As a result, we recognized a gain on acquisition of business of $24.2 million in our consolidated statements of operations for the nine months ended September 30, 2009. The fair value of the consideration and assets remain subject to potential adjustments.

        SG&A in our consolidated statements of operations for the nine months ended September 30, 2009 includes approximately $4 million of acquisition-related costs, primarily legal fees, associated with the Bayer transaction. Acquisition-related costs for the three months ended September 30, 2009 were not significant.

Purchase of Intellectual Property from EXACT Sciences

        On January 27, 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences for our genetics business unit and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to research and development expenses in our consolidated statement of operations for the three months ended March 31, 2009. We will pay EXACT Sciences an additional $1.9 million by July 2010, unless such amount is required to satisfy certain of EXACT Sciences' indemnification obligations.

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

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Product sales allowances:
Contractual adjustments	$160,132	$153,800	$6,332	4%	$445,362	$362,813	$82,549	23%
Discounts	6,628	5,655	973	17%	19,668	16,663	3,005	18%
Sales returns	7,019	8,434	(1,415)	(17)%	22,917	20,103	2,814	14%

Total product sales allowances	$173,779	$167,889	$5,890	4%	$487,947	$399,579	$88,368	22%

Total gross product sales	$1,127,466	$1,226,184	$(98,718)	(8)%	$3,594,302	$3,535,943	$58,359	2%

Total product sales allowances as a percent of total gross product sales	15%	14%	(6)%		14%	11%	>100%

        Total product sales allowances increased for the three and nine months ended September 30, 2009 largely due to the impact of price increases implemented after the second quarter of 2008, primarily for our Cardiometabolic and Renal reporting segment, the addition of sales of Campath, Fludara and Leukine, which we acquired from Bayer in May 2009, and changes in our overall product mix.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased approximately 17% to approximately $246 million as of September 30, 2009, as compared to approximately $210 million as of December 31, 2008, primarily due to changes in the timing of certain payments and approximately $10 million of additional contractual fees in the third quarter of 2009. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for the last three years.

Distributor Fees

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

        We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$4,211	$3,437	$774	23%	$11,224	$9,723	$1,501	15%
Charged to SG&A	3,371	3,519	(148)	(4)%	10,400	10,039	361	4%

Total distributor fees	$7,582	$6,956	$626	9%	$21,624	$19,762	$1,862	9%

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

        Prior to January 1, 2009, IPR&D acquired through a business combination was expensed. Effective January 1, 2009, all IPR&D acquired through business combinations on or after January 1, 2009 will be capitalized as an intangible asset on the balance sheet and periodically tested for impairment. Amortization of such capitalized IPR&D will commence upon the successful completion of the program and continue for the then estimated useful life of the asset.

        None of the incomplete technology programs we have acquired through our business combinations prior to January 1, 2009 had reached technological feasibility nor had an alternative future use and, therefore, the fair value of those programs was expensed on the acquisition date and classified in our consolidated statements of operations within the line item Purchase of In-Process Research and Development. In May 2009, we acquired the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS. The transaction was accounted for as a business combination. At the date of acquisition, alemtuzumab for MS had not reached technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. Accordingly, we capitalized the $632.9 million fair value of the IPR&D for alemtuzumab for MS, which is included in Other intangible assets, net in our consolidated balance sheet as of September 30, 2009. Of this amount, $415.6 million is related to the development of the product for sale in the United States and $217.3 million is related to the development of the product for sales outside of the United States. Amortization of these capitalized IPR&D assets will commence upon our receipt of the necessary approvals to sell alemtuzumab for MS in each geographic area. We currently anticipate receiving approval for alemtuzumab for MS in the United States in 2012 and outside of the United States starting in 2013. We will test our capitalized IPR&D assets annually for potential impairment, or earlier if conditions warrant.

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

REVENUES

        The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Product revenue	$953,686	$1,058,296	$(104,610)	(10)%	$3,106,355	$3,136,365	$(30,010)	(1)%
Service revenue	102,436	92,586	9,850	11%	309,628	269,072	40,556	15%

Total product and service revenue	1,056,122	1,150,882	(94,760)	(8)%	3,415,983	3,405,437	10,546	—
Research and development revenue	1,392	9,402	(8,010)	(85)%	18,912	26,042	(7,130)	(27)%

Total revenues	$1,057,514	$1,160,284	$(102,770)	(9)%	$3,434,895	$3,431,479	$3,416	—

Product Revenue

        We derive product revenue from sales of:

  •
  Genetic Diseases products, including Cerezyme for the treatment of Gaucher disease, Fabrazyme for the treatment of Fabry disease, Myozyme for the treatment of Pompe disease, Aldurazyme for the treatment of mucopolysaccharidosis I, or MPS I, and Elaprase for the treatment of Hunter Syndrome;

  •
  Cardiometabolic and Renal products, including Renagel/Renvela for the reduction of elevated serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis and in Europe in CKD patients both on and not on dialysis with serum phosphorous above a certain level, Hectorol for the treatment of secondary hyperparathyroidism in CKD patients, bulk sevelamer, and Thyrogen, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer and an adjunctive therapy in the ablation of remnant thyroid tissue;

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

        The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Genetic Diseases	$354,288	$561,165	$(206,877)	(37)%	$1,459,466	$1,668,172	$(208,706)	(13)%
Cardiometabolic and Renal	260,999	243,511	17,488	7%	751,885	714,502	37,383	5%
Biosurgery	134,557	112,373	22,184	20%	370,798	331,799	38,999	12%
Hematologic Oncology	87,982	25,904	62,078	>100%	176,746	74,204	102,542	>100%
Other product revenue	115,860	115,343	517	—	347,460	347,688	(228)	—

Total product revenue	$953,686	$1,058,296	$(104,610)	(10)%	$3,106,355	$3,136,365	$(30,010)	(1)%

Genetic Diseases

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Cerezyme	$93,599	$309,280	$(215,681)	(70)%	$687,656	$932,943	$(245,287)	(26)%
Fabrazyme	115,161	125,619	(10,458)	(8)%	371,664	368,702	2,962	1%
Myozyme	85,980	76,663	9,317	12%	232,645	221,209	11,436	5%
Aldurazyme	40,331	38,236	2,095	5%	116,358	113,742	2,616	2%
Other Genetic Diseases	19,217	11,367	7,850	69%	51,143	31,576	19,567	62%

Total Genetic Diseases	$354,288	$561,165	$(206,877)	(37)%	$1,459,466	$1,668,172	$(208,706)	(13)%

        Genetic Diseases product revenue decreased for the three and nine months ended September 30, 2009 primarily due to the temporary suspension of production at our Allston facility in June 2009, resulting in supply constraints for Cerezyme and Fabrazyme, and unfavorable exchange rate fluctuations, offset in part by continued growth in sales volume for Myozyme, Aldurazyme and Elaprase.

        The decreases in Cerezyme revenue for the three and nine months ended September 30, 2009 are primarily due to the temporary suspension of production at our Allston facility and the resulting supply constraint for Cerezyme and contractual fees, which adversely impacted revenue by approximately $209 million for the three months ended September 30, 2009 and by approximately $222 million for the nine months ended September 30, 2009. The weakening of foreign currencies against the U.S. dollar adversely impacted Cerezyme revenue by $5.3 million for the three months ended September 30, 2009 and by $49.8 million for the nine months ended September 30, 2009.

        The decrease in Fabrazyme revenue for the three months ended September 30, 2009 is primarily due to the temporary suspension of production at our Allston facility and the resulting supply constraint for Fabrazyme, which adversely impacted Fabrazyme revenue by approximately $25 million for the three months ended September 30, 2009. The weakening of foreign currencies against the U.S. dollar adversely impacted Fabrazyme revenue by $1.6 million for the three months ended September 30, 2009.

        The increase in Fabrazyme revenue for the nine months ended September 30, 2009 is primarily due to increased patient identification worldwide as Fabrazyme was introduced to new markets prior to the supply constraint. The increase in the sales volume of Fabrazyme was offset, in part, by a decrease of $16.6 million for the nine months ended September 30, 2009 attributable to the weakening of foreign currencies against the U.S. dollar.

        On June 16, 2009, we announced that we had interrupted production of Cerezyme and Fabrazyme, and shipments of Cerezyme, at our Allston facility after identifying a virus, Vesivirus 2117, in a bioreactor used for Cerezyme production. The virus we identified impairs the viability of cells used in the manufacturing process and is not known to cause infection in humans. We completed sanitization of the facility and resumed production there in the third quarter of 2009.

        When we suspended production at our Allston facility, we had significant Cerezyme work-in-process material. We decided not to process the majority of this work-in-process material because the material either had expired or we were not sufficiently assured that the material was not contaminated with Vesivirus 2117 and incurred a write off of approximately $8 million for the inventory value of this material in the second quarter of 2009. We also had two lots of Cerezyme in inventory that were finished before production was suspended at our Allston facility. Both lots were released during the third quarter of 2009.

        In August 2009, the FDA communicated to us steps it recommends we take prior to forward processing the remaining Cerezyme work-in-process. The steps recommended by the FDA were consistent with the steps that we independently had planned to implement. The remaining Cerezyme work-in-process material expires in mid-2010. If we decide not to process this remaining material or if we process the material and the FDA or another regulatory authority does not allow us to release it, we will incur a write off of approximately $3 million for the inventory value of this remaining material.

        Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Cerezyme and Fabrazyme inventories have not been sufficient to avoid shortages during the period of suspended production and recovery. The temporary suspension of production at our Allston facility has and will continue to adversely affect our Cerezyme and Fabrazyme revenues for 2009. Sales of Cerezyme were approximately 9% of our total revenue for the three months ended September 30, 2009 and approximately 20% for the nine months ended September 30, 2009, which reflect periods of supply constraint, as compared to approximately 27% for both the three and nine months ended September 30, 2008. We expect Cerezyme revenue for the fourth quarter of 2009 also to be significantly adversely affected by the supply constraint and, therefore, expect that total Cerezyme revenue for 2009 will be significantly lower than 2008.

        We expect that newly produced Cerezyme will be available for shipment at the end of November and that the first shipments of new Fabrazyme will occur in late December. We expect that we will be able to meet anticipated demand for these therapies in the first quarter of 2010. We are constructing additional manufacturing capacity for Cerezyme and Fabrazyme in Framingham, Massachusetts to support the anticipated future growth of these two products. The plant, which will include four 2000L bioreactors, is expected to be mechanically complete by the end of 2009 and FDA approval for commercial production is anticipated in 2011 for Fabrazyme and in 2012 for Cerezyme.

        Sales of Myozyme increased for the three and nine months ended September 30, 2009 due to the identification of new patients and expanded supply following European approval in February 2009 of product produced at our Belgium facility at the 4000L scale. Sales of Myozyme were adversely impacted by decreases of $3.5 million for the three months ended September 30, 2009 and $21.4 million for the nine months ended September 30, 2009 attributable to the weakening of foreign currencies against the U.S. dollar.

        We have approval to sell Myozyme (alglucosidase alfa) that is manufactured using a 160L scale process in the United States. The product produced using the 160L scale process is reserved for infants and children because the smaller scale produces a limited supply of FDA-approved product for the U.S. market. Myozyme produced using a 2000L scale process has been approved for sale in many countries outside of the United States. In Europe, we also had approval to sell Myozyme produced using a 2000L scale process and in February 2009 received approval for a 4000L scale process.

        In May 2008, we submitted a BLA to the FDA seeking marketing approval of alglucosidase alfa produced using the 2000L scale process, which we refer to as Lumizyme. In February 2009, we received a complete response letter, or CR Letter, from the FDA regarding our 2000L application. In the CR Letter, the FDA outlined items that need to be addressed before our application could be approved. These items included finalizing agreement with the FDA on the design of a post-approval verification study to demonstrate the clinical benefit of Lumizyme, as required under the FDA's accelerated approval process, as well as a Risk Evaluation and Mitigation Strategy, or REMS, for the product; finalizing label discussions with the FDA; and providing the FDA with information regarding specific chemistry, manufacturing and controls questions and with a safety update. In May 2009, we submitted documentation to address the items in the CR Letter. The submission included the REMS, the final label, and clinical data requested by the FDA from our Pompe Registry. The FDA has agreed that our Pompe Registry data can fulfill the requirements for a verification study to demonstrate the clinical benefit of Lumizyme.

        In addition, the FDA's CR Letter stated that before the FDA would approve Lumizyme, we would need to resolve issues identified in a Warning Letter related to our Allston facility that we received in February 2009, on the same day as the CR Letter. An FDA inspector inspected the plant in May 2009 as a follow up to the Warning Letter. At the end of July 2009, the FDA informed us that it will re-inspect our Allston facility to verify that all corrective and preventative actions identified in the February Warning Letter have been implemented. The FDA indicated that all promised actions had not been either fully or adequately implemented at the time of the May inspection, such as identifying measures to prevent column rouging; inspection and preventative maintenance, or PM, of remaining chromatography columns; revision of PM scheduled inspection to every nine months for Chromaflow columns and an annual inspection for all other column types; revision of column packing records to include internal inspection; development of on the job training for preventative maintenance and division of maintenance responsibility; and implementation of the revised transfer/transport procedures for cryoshippers. In addition, recent remediation of the Allston facility in response to the Vesivirus 2117 contamination employed cleaning procedures using sodium hypochlorite and vaporized hydrogen peroxide treatment of columns. The cleaning validation will be reviewed during the next inspection along with our investigation and other remediation efforts related to the identification of the virus at our Allston facility. The FDA is currently inspecting the facility.

        Inspectors visited our Allston facility in August 2009 on behalf of the European Medicines Agency, or EMEA. We recently received correspondence from the EMEA confirming that, based on that inspection, the operations in our Allston facility are in general compliance with the principles and guidelines of good manufacturing practice as laid down in Commission Directive 2003/94/EC.

        In order to provide more capacity in our Allston facility for Cerezyme and Fabrazyme, we have transitioned all Myozyme/Lumizyme production to our 4000L Belgium facility, where we are adding a third 4000L bioreactor, and are no longer manufacturing the product at the 2000L scale. FDA approval of the 4000L process will be necessary to expand supply and support an increase in U.S. sales. We have received FDA approval to transition U.S. patients in the Myozyme Temporary Access Program from the product produced at the 2000L scale to that produced at the 4000L scale. The FDA's target action date under the Prescription Drug User Fee Act, or PDUFA, for Lumizyme is November 14, 2009. We expect to submit a supplemental BLA for the 4000L process upon approval of Lumizyme. A standard review period is four months, which would mean an FDA action date by the end of March 2010. We expect Myozyme sales in Europe to continue to increase in the fourth quarter of 2009.

        Aldurazyme revenue increased for the three and nine months ended September 30, 2009 due to increased patient identification worldwide as Aldurazyme was introduced into new markets. The weakening of foreign currencies against the U.S. dollar adversely impacted Aldurazyme revenue by $1.5 million for the three months ended September 30, 2009 and $8.7 million for the nine months ended September 30, 2009.

        Other Genetic Diseases product revenue increased for the three and nine months ended September 30, 2009 primarily due to an increase in sales of Elaprase driven by the identification of new patients and the strengthening of the Japanese yen against the U.S. dollar, which positively impacted revenue by $1.6 million for the three months ended September 30, 2009 and $3.4 million for the nine months ended September 30, 2009.

Cardiometabolic and Renal

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Renagel/Renvela (including sales of bulk sevelamer)	$181,702	$170,992	$10,710	6%	$527,699	$508,253	$19,446	4%
Hectorol	36,869	33,825	3,044	9%	98,880	93,753	5,127	5%
Thyrogen	41,691	38,153	3,538	9%	123,377	111,386	11,991	11%
Other Cardiometabolic and Renal	737	541	196	36%	1,929	1,110	819	74%

Total Cardiometabolic and Renal	$260,999	$243,511	$17,488	7%	$751,885	$714,502	$37,383	5%

        In October 2007, the FDA granted marketing approval for Renvela, a second generation buffered form of Renagel, for the control of serum phosphorus in patients with CKD on dialysis. In March 2008, we launched Renvela tablets in the United States and a powder form of Renvela was approved in the United States in August 2009. In June 2009, the European Commission approved Renvela for the control of serum phosphorus in patients with CKD. The approval includes patients not on dialysis with serum phosphorus levels ≥1.78 mmol/L (5.5mg/dL) and covers both the tablet and powder formulations.

        Sales of Renagel/Renvela, including sales of bulk sevelamer, increased for the three and nine months ended September 30, 2009 due to increased end-user demand and Renagel price increases in the United States after the second quarter of 2008, offset in part by price decreases outside of the United States which adversely impacted revenue. The weakening of foreign currencies against the U.S. dollar adversely impacted Renagel revenue by $5.4 million for the three months ended September 30, 2009 and $29.6 million for the nine months ended September 30, 2009 and had no impact on sales of Renvela.

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

        We expect sales of Renagel/Renvela to continue to increase. Adoption rates for Renagel/Renvela are expected to trend favorably as a result of the introduction of Renvela globally, including in Europe for hyperphosphatemic patients who are not on dialysis and in a powder formulation, the potential label expansion in the United States to include hyperphosphatemic patients who are not on dialysis, and the introduction of a powder formulation in the United States expected in the fourth quarter of 2009.

        Sales of Hectorol increased for the three and nine months ended September 30, 2009 primarily due to price increases in the fourth quarter of 2008 and the second quarter of 2009 and an increase in sales volume due to the launch of Hectorol 1mcg capsule formulation in August 2009.

        Renagel/Renvela and Hectorol compete with several other marketed products and our future sales may be impacted negatively by these products. Renagel/Renvela and Hectorol are also subjects of Abbreviated New Drug Applications, or ANDAs, containing "Paragraph IV certifications," which is the filing a generic drug manufacturer uses to challenge the applicability of one or more Orange Book-listed patents in order to seek U.S. regulatory approval to market a generic version of a drug prior to the expiration date of those patents. See "Some of our products may face competition from lower cost generic or follow-on products" under the heading "Risk Factors" below. If any of the ANDA filers or any other generic drug manufacturer were to receive approval to sell a generic version of Renagel/Renvela or Hectorol, our revenues from those products would be adversely affected.

        In addition, our ability to maintain sales of Renagel/Renvela and Hectorol will depend on many other factors, including the availability of coverage and reimbursement under patients' health insurance and prescription drug plans and the ability of health care providers to improve patients' compliance with their prescribed doses. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel/Renvela and Hectorol with our wholesalers could impact the revenue from our Cardiometabolic and Renal reporting segment that we record from period to period.

        The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, directs the Centers for Medicare and Medicaid Services, or CMS, to include payment for drugs and biologicals that are used to treat end stage renal disease, or ESRD, in the prospective payment system used to reimburse dialysis providers. In September 2009, CMS proposed changes to the prospective payment system that would, in accordance with MIPPA, include drugs and biologicals used to treat ESRD in the bundled payment amount for dialysis treatments. The bundled rate is proposed to include drugs and biologicals that are currently reimbursed separately by Medicare, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol, and oral phosphate binders such as Renagel/Renvela. CMS is accepting comments on the proposed rule through November 16, 2009 and will issue a final rule in 2010 with an anticipated implementation date of January 2011. There is controversy around the inclusion of drugs and biologicals that do not have an intravenous counterpart in the bundled payment amount because some observers have interpreted MIPPA to apply only to those oral drugs and biologicals that have an intravenous counterpart such as oral Hectorol. In response to this controversy, one of the healthcare reform bills being considered by Congress calls for the inclusion of certain oral drugs such as Renagel/Renvela as part of the ESRD bundled payment beginning in 2011. We are in the process of evaluating the potential impact of the proposed bundling on our business. We cannot predict whether CMS's final rule or the final bill on healthcare reform would include Renagel/Renvela in the bundled payment.

        Sales of Thyrogen increased for the three months ended September 30, 2009 primarily due to worldwide volume growth, driven by an increase in the use of the product in thyroid remnant ablation procedures and a price increase in July 2009. Sales of Thyrogen increased for the nine months ended September 30, 2009 primarily due to worldwide volume growth, driven by a significant increase in the use of the product in thyroid remnant ablation procedures. The weakening of foreign currencies against the U.S. dollar adversely impacted Thyrogen revenue by $0.9 million for the three months ended September 30, 2009 and $6.0 million for the nine months ended September 30, 2009.

Biosurgery

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Synvisc/Synvisc-One	$87,526	$67,513	$20,013	30%	$233,114	$194,582	$38,532	20%
Sepra products	37,831	33,001	4,830	15%	108,173	98,385	9,788	10%
Other Biosurgery	9,200	11,859	(2,659)	(22)%	29,511	38,832	(9,321)	(24)%

Total Biosurgery	$134,557	$112,373	22,184	20%	$370,798	$331,799	38,999	12%

        Biosurgery product revenue increased for the three and nine months ended September 30, 2009. Revenue from Synvisc/Synvisc-One increased for the three and nine months ended September 30, 2009 primarily due to the addition of Synvisc-One sales in the United States. We received marketing approval for Synvisc-One in the United States in February 2009.

        Sepra products revenue increased for the three and nine months ended September 30, 2009 primarily due to greater penetration of Seprafilm into Japan and other international markets, the expanded use of Seprafilm in C-sections and gynecological procedures and a price increase we implemented in the first quarter of 2009.

        Other Biosurgery product revenue decreased for the three and nine months ended September 30, 2009 primarily due to a decrease in revenue associated with the development and commercialization of dermal filler products with Mentor Corporation.

        The weakening of foreign currencies against the U.S. dollar adversely impacted Biosurgery product revenue by $2.7 million for the nine months ended September 30, 2009. The weakening of foreign currencies against the U.S. dollar had no significant impact on revenue for the three months ended September 30, 2009.

Hematologic Oncology

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Hematologic Oncology	$87,982	$25,904	$62,078	>100%	$176,746	$74,204	$102,542	>100%

        Hematologic Oncology product revenue increased for the three and nine months ended September 30, 2009 primarily due to the addition of sales of Mozobil in the United States and Europe, increased demand for Clolar in the United States, and the addition of sales of Campath, Fludara and Leukine in the second quarter of 2009. The weakening of foreign currencies against the U.S. dollar adversely impacted Hematologic Oncology product revenue by $0.6 million for the three months ended September 30, 2009 and $2.8 million for the nine months ended September 30, 2009.

        We are developing the intravenous formulation of clofarabine for new indications, including first-line and relapsed or refractory adult AML. In November 2008, we filed a supplemental New Drug Application, or NDA, with the FDA for the use of Clolar to treat previously untreated adults age 60 years or older with AML who have at least one unfavorable prognostic factor. In October 2009, the FDA provided a complete response letter regarding the company's supplemental NDA for Clolar to treat previously untreated adults age 60 years or older with AML who have at least one unfavorable prognostic factor recommending that a randomized, controlled clinical study be conducted for label expansion of Clolar in this indication. In addition, we have discussed our adult AML development plans with the EMEA's Committee for Human Medicinal Products, or CHMP, and based on the CHMP's feedback, await the availability of additional data before seeking approval for this indication in Europe. We are conducting a randomized, placebo-controlled phase 3 trial comparing clofarabine in combination with cytarabine to cytarabine alone in relapsed and refractory adult AML patients 55 years old or older and results from this trial are expected in 2011. We are also developing an oral formulation of clofarabine and have initiated clinical trials for the treatment of myelodysplastic syndrome, or MDS. Clofarabine has been granted orphan drug status for the treatment of ALL and AML in both the United States and the European Union.

        Mozobil was approved in the United States by the FDA in December 2008 for stem cell mobilization in patients with non-Hodgkin's lymphoma and multiple myeloma for subsequent autologous stem cell transplants. In July 2009, the European Commission approved our marketing authorization application for Mozobil in Europe. In Europe, Mozobil is indicated to enhance stem cell mobilization in preparation for autologous stem cell transplants in patients with lymphoma and multiple myeloma whose cells mobilize poorly.

Other Product Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Total Other product revenue	$115,860	$115,343	$517	—	$347,460	$347,688	$(228)	—

        Other product revenue increased slightly for the three months ended September 30, 2009 due to increases in sales of transplant products, primarily Thymoglobulin, and an increase in demand for certain diagnostic products, offset by a decrease in demand for pharmaceutical products. Sales of Thymoglobulin increased by $8.1 million for the three months ended September 30, 2009 primarily due to higher sales volume resulting from increased utilization of Thymoglobulin in transplant procedures worldwide.

        Other product revenue decreased slightly for the nine months ended September 30, 2009 primarily due to a decrease in demand for pharmaceutical products, offset by increases in sales of transplant products, primarily Thymoglobulin, and an increase in demand for certain diagnostic products. Sales of Thymoglobulin increased by $23.8 million for the nine months ended September 30, 2009 primarily due to higher sales volume resulting from increased utilization of Thymoglobulin in transplant procedures worldwide and a constraint in supply for the first half of 2008.

Service Revenue

        We derive service revenues primarily from the following sources:

  •
  sales of MACI, a proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage in the United States, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

  •
  reproductive and oncology diagnostic testing services, which are included in Other service revenue.

        The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Genetic Diseases	$—	$—	$—	—	$25	$343	$(318)	(93)%
Cardiometabolic and Renal	5	32	(27)	(84)%	60	47	13	28%
Biosurgery	10,443	9,928	515	5%	31,619	31,958	(339)	(1)%
Hematologic Oncology	—	424	(424)	(100)%	737	1,258	(521)	(41)%
Other service revenue	91,988	82,202	9,786	12%	277,187	235,466	41,721	18%

Total service revenue	$102,436	$92,586	$9,850	11%	$309,628	$269,072	$40,556	15%

        Other service revenue increased for the three and nine months ended September 30, 2009 primarily due to increased volume from existing and new clients in both reproductive and oncology diagnostic testing services.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
International product and service revenue	$493,664	$578,744	$(85,080)	(15)%	$1,651,764	$1,770,426	$(118,662)	(7)%
% of total product and service revenue	47%	50%			48%	52%

        International product and service revenue decreased for the three and nine months ended September 30, 2009 primarily due to decreases in international sales volume for Cerezyme and Fabrazyme due to supply constraints and the weakening of foreign currencies against the U.S. dollar. The weakening of foreign currencies against the U.S. dollar adversely impacted total product and service revenue by $19.9 million for the three months ended September 30, 2009 and by $151.3 million for the nine months ended September 30, 2009. These decreases were offset in part by growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Synvisc/Synvisc-One, Campath, Clolar/Evoltra, Thymoglobulin, Fludara and the addition of sales of Mozobil in Europe in the third quarter of 2009.

GROSS PROFIT AND MARGINS

        The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Gross product profit	$656,805	$832,605	$(175,800)	(21)%	$2,285,013	$2,452,592	$(167,579)	(7)%
Product margin	69%	79%			74%	78%
Gross service profit	$39,910	$33,069	$6,841	21%	$125,228	$94,994	$30,234	32%
Service margin	39%	36%			40%	35%
Total gross product and service profit	$696,715	$865,674	$(168,959)	(20)%	$2,410,241	$2,547,586	$(137,345)	(5)%
Total product and service margin	66%	75%			71%	75%

Gross Product Profit and Product Margin

        Our overall gross product profit decreased for the three and nine months ended September 30, 2009 primarily due to:

  •
  decreased sales volume for Cerezyme and Fabrazyme;

  •
  $23.7 million of charges for the three months ended September 30, 2009 and $37.9 million of charges for the nine months ended September 30, 2009 for the costs related to the remediation of our Allston facility, including idle capacity and clean up expenses, as well as the write off of approximately $8 million for the nine months ended September 30, 2009 for Cerezyme work-in-process material for which there were no comparable amounts for the same periods of 2008.

        These decreases were offset, in part, by:

  •
  increased sales volume for Myozyme, Aldurazyme and Elaprase;

  •
  price increases for Renagel and Hectorol, the addition of sales of Renvela, which was launched in the United States for patients with CKD on dialysis, and increased sales volume for Thyrogen;

  •
  increased sales volume for Synvisc/Synvisc-One and Seprafilm;

  •
  the addition of sales of Mozobil, which was launched in the United States in December 2008 and in Europe in August 2009, the increase in worldwide sales of Clolar/Evoltra and the addition of sales of Fludara and Leukine in the second quarter of 2009; and

  •
  increased sales volume for Thymoglobulin.

        Product margin decreased for the three and nine months ended September 30, 2009 primarily due to:

  •
  higher unit costs for Cerezyme and Fabrazyme;

  •
  $23.7 million of charges for the three months ended September 30, 2009 and $37.9 million of charges for the nine months ended September 30, 2009 for the costs related to the remediation of our Allston facility, including idle capacity and clean up expenses, as well as the write off of approximately $8 million for the nine months ended September 30, 2009 for Cerezyme work-in-process material for which there were no comparable amounts for the same periods of 2008;

  •
  the addition of sales of Fludara and Leukine and additional sales of Campath in the second quarter of 2009, all of which are lower margin products;

  •
  $17.7 million for the three months ended September 30, 2009 and $24.4 million for the nine months ended September 30, 2009 for the amortization of inventory step-up of Campath, Fludara and Leukine, for which there were no comparable amounts in the same periods of 2008; and

  •
  the increase in sales volume for Myozyme, Aldurazyme, and Elaprase, all of which are lower margin products.

        For purposes of this discussion, the amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins described above.

Gross Service Profit and Service Margin

        Our overall gross service profit increased for the three and nine months ended September 30, 2009 primarily due to increases in Carticel revenue and revenue from our reproductive and oncology diagnostic testing services.

        Total service margin increased for the three and nine months ended September 30, 2009 primarily due to efficiencies resulting from prior period investments in our testing services processes and increased sales volume, attributable to both existing and new clients, for our reproductive and oncology diagnostic testing services.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Selling, general and administrative expenses	$367,347	$331,170	$36,177	11%	$1,039,436	$996,861	$42,575	4%
% of total revenue	35%	29%			30%	29%

        SG&A increased for the three and nine months ended September 30, 2009 primarily due to spending increases of:

  •
  $7.0 million for the three months ended September 30, 2009 and $7.7 million for the nine months ended September 30, 2009 for Cardiometabolic and Renal, primarily due to increased sales and marketing expenses for the three months ended September 30, 2009 related to the Renvela and Hectorol 1mcg formulation launches and increased litigation expenses for Renagel/Renvela and Hectorol for the nine months ended September 30, 2009;

  •
  $2.5 million for the three months ended September 30, 2009 and $7.9 million for the nine months ended September 30, 2009 for Biosurgery, primarily due to ongoing activities related to the Synvisc-One launch;

  •
  $12.7 million for the three months ended September 30, 2009 and $28.2 million for the nine months ended September 30, 2009 for Hematologic Oncology, primarily due to legal costs and transition services related to our acquisition from Bayer and sales and marketing expenses to support the addition of Campath, Fludara and Leukine, sales force expansion to support the launch of Mozobil in the United States and its launch in Europe in the third quarter of 2009 and increased selling and marketing expenses for Clolar/Evoltra in Europe;

  •
  $9.1 million for the nine months ended September 30, 2009 for Other, primarily due to a $13.4 million increase for the nine months ended September 30, 2009 for our genetics business unit, primarily due to personnel additions and maintenance costs related to an internally developed enterprise software system. This increase was offset in part by a decrease in spending of $3.4 million for diagnostic products for the nine months ended September 30, 2009; and

  •
  $17.5 million for the three months ended September 30, 2009 and $20.6 million for the nine months ended September 30, 2009 for Corporate, primarily due to an increase in litigation expense for the three months ended September 30, 2009 and increases in stock-based compensation and litigation expense for the nine months ended September 30, 2009.

        These increases were partially offset by decreases of $5.4 million for the three months ended September 30, 2009 and $36.1 million for the nine months ended September 30, 2009 attributable to the weakening of foreign currencies against the U.S. dollar.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Research and development expenses	$219,275	$305,242	$(85,967)	(28)%	$636,722	$949,900	$(313,178)	(33)%
% of total revenue	21%	26%			19%	28%

        Research and development expenses decreased for the three and nine months ended September 30, 2009 including a decrease of $1.9 million for the three months ended September 30, 2009 and a decrease of $12.1 million for the nine months ended September 30, 2009 due to the weakening of foreign currencies against the U.S. dollar, as well as:

  •
  an $88.4 million decrease in spending for the three months ended September 30, 2009 and a $86.3 million decrease in spending for the nine months ended September 30, 2009 on our Genetic Diseases research and development programs, primarily due to charges of $100.0 million recorded in July 2008 for a nonrefundable upfront payment to PTC related to our collaboration agreement with PTC to develop and commercialize ataluren, for which there were no comparable amounts in 2009. This decrease was partially offset by $7.0 million of charges for the three and nine months ended September 30, 2009 related to our transaction with Targeted Genetics Corporation in September 2009; and

  •
  a $246.3 million decrease in spending for the nine months ended September 30, 2009 on our Cardiometabolic and Renal research and development programs, primarily due to charges of $69.9 million recorded in February 2008 and $175.0 million recorded in September 2008 for a license fees paid to Isis for exclusive, worldwide rights to mipomersen, for which there were no comparable amounts for 2009.

        These decreases were partially offset by spending increases of:

  •
  $12.8 million for the three months ended and $21.9 million for the nine months ended September 30, 2009 on our Hematologic Oncology research and development programs, primarily due to a $9.2 million increase in spending for the three months ended and a $27.2 million increase in spending for the nine months ended September 30, 2009 for the development of alemtuzumab for MS. These increases were partially offset by decreases in expenses related to our Mozobil NDA submission for the three and nine months ended September 30, 2008, for which there were no comparable amounts for the same periods of 2009; and

  •
  $8.6 million for the nine months ended September 30, 2009 on research and development programs included under the category "Other," primarily due to a payment of $18.2 million to EXACT Sciences for the purchase of intellectual property in January 2009. This increase was partially offset by a decrease in spending for our immune mediated disease business unit for the three and nine months ended September 30, 2009.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Amortization of intangibles	$71,280	$55,295	$15,985	29%	$192,823	$166,558	$26,265	16%
% of total revenue	7%	5%			6%	5%

        Amortization of intangibles expense increased for the three and nine months ended September 30, 2009 primarily due to the acquisition of the worldwide marketing and distribution rights to the oncology products Campath, Fludara and Leukine from Bayer and to additional amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth.

        As discussed in Note 8., "Goodwill and Other Intangible Assets," to our consolidated financial statements included in this report, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of the products, and the resulting estimated future contingent payments we will be required to make. In addition, we also calculate amortization for the technology intangible assets for Fludara based on forecasted future sales of Fludara. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on the future contingent payments to Wyeth and Synpac, as well as changes in the forecasted revenue for Fludara.

Contingent Consideration Expense

        The following table provides information regarding the change in contingent consideration expense during the periods presented (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
Contingent consideration expense	$28,197	$—	$28,197	N/A	$37,287	$—	$37,287	N/A
% of total revenue	3%				1%

        In June 2009, we recorded contingent consideration obligations totaling $964.1 million for the estimated acquisition date fair value of the contingent royalty and milestone payments due to Bayer based on future sales and the successful achievement of certain sales volumes for Campath, Fludara and Leukine and for alemtuzumab for MS.

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

        As of September 30, 2009, the fair value of the total contingent consideration obligations was $1.0 billion primarily due to changes in discount periods and management estimates. Accordingly, we recorded contingent consideration expenses totaling $28.2 million for the three months ended and $37.3 million for the nine months ended September 30, 2009 in our consolidated statements of operations to reflect the increase in the fair value.

Purchase of In-Process Research and Development

        Prior to January 1, 2009, IPR&D acquired through a business combination was expensed on the acquisition date in our consolidated financial statements. Effective January 1, 2009, all IPR&D we acquire through business combinations on or after January 1, 2009 will be capitalized as an intangible asset on our consolidated balance sheets and periodically tested for impairment.

        At the time of our acquisition from Bayer in May 2009, alemtuzumab for MS had not reached technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. We recorded the fair value of the purchase price attributable to IPR&D as an indefinite-lived intangible asset on our consolidated balance sheet. We will test the asset annually for impairment, or earlier if conditions warrant. Amortization of this asset will begin upon regulatory approval based on the then estimated useful life of the asset.

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

        The following table sets forth the significant IPR&D projects for the companies and assets we acquired between January 1, 2006 and September 30, 2009 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D		Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch		Estimated Cost to Complete
Bayer (2009)	$1,006.5	$415.6		alemtuzumab for MS—US	16%	2012		$349.5
		217.3		alemtuzumab for MS—ex-US	16%	2013		$176.9

		$632.9	(1)

Bioenvision (2007)	$349.9	$125.5	(2)	Clolar/Evoltra (clofarabine)(3)	17%	2009-2014	(4)	$33.5

AnorMED (2006)	$589.2	$526.8	(2)	Mozobil (stem cell transplant)(5)	15%	2009-2013	(4)	$22.1

(1)
Capitalized as an indefinite-lived intangible asset.

(2)
Expensed on acquisition date.

(3)
Clofarabine, which is approved for the treatment of relapsed and refractory pediatric ALL is marketed under the names Clolar and Evoltra. The IPR&D projects for clofarabine are related to the development of the product for the treatment of other medical issues.

(4)
Year of expected launch reflects both the ongoing launch of the products for currently approved indications and the anticipated launch of the products in the future for new indications. We are continuing to launch Clolar/Evoltra and Mozobil on a country-by-country basis as pricing and reimbursement approvals are obtained.

(5)
Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for chemosensitization.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Losses on investments in equity securities, net	$(651)	$(14,129)	$13,478	95%	$(1,332)	$(4,201)	$2,869	68%
Gain on acquisition of business	—	—	—	N/A	24,159	—	24,159	N/A
Other	616	(133)	749	>100%	(2,419)	940	(3,359)	>(100)%
Investment income	4,544	11,793	(7,249)	(61)%	14,038	40,015	(25,977)	(65)%
Interest expense	—	(792)	792	100%	—	(3,596)	3,596	100%

Total other income (expenses)	$4,509	$(3,261)	$7,770	>100%	$34,446	$33,158	$1,288	4%

Losses on Investments in Equity Securities, Net

        We recorded the following losses on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross gains (losses) on investments in equity securities	$(36)	$(8,819)	$422	$2,398
Less: charges for impairment of investments	(615)	(5,310)	(1,754)	(6,599)

Losses on investments in equity securities, net	$(651)	$(14,129)	$(1,332)	$(4,201)

        Gross gains (losses) on investments in equity securities for both the three and nine months ended September 30, 2008 includes a charge of $10.0 million to write off the purchase price of an exclusive option to acquire equity in a private company as a result of our termination of the option agreement prior to the exercise deadline. Gross gains (losses) for the nine months ended September 30, 2008 also includes a gain of $10.3 million recorded in the second quarter of 2008 resulting from the liquidation of our investment in the common stock of Sirtris for net cash proceeds of $14.8 million.

        Charges for impairment of investments for all periods presented represents the write down of our investments in certain venture capital funds to fair value at the end of each period.

        At September 30, 2009, our stockholders' equity includes $14.2 million of unrealized gains and $0.2 million of unrealized losses related to our strategic investments in equity securities.

Gain on Acquisition of Business

        We recorded a gain on acquisition of business of $24.2 million for the nine months ended September 30, 2009 related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

Investment Income

        Our investment income decreased for the three and nine months ended September 30, 2009 primarily due to a decrease in our average portfolio yield and lower average cash and investment balances.

Interest Expense

        Our interest expense decreased for the three and nine months ended September 30, 2009 primarily due to the redemption of the $690.0 million in principal of our 1.25% convertible senior notes on December 1, 2008.

PROVISION FOR INCOME TAXES

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2009	2008			2009	2008
	(Amounts in thousands)
Provision for income taxes	$522	$60,512	$(59,990)	(99)%	$158,276	$159,036	$(760)	—
Effective tax rate	3%	34%			28%	32%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  the tax benefits from manufacturing activities;

  •
  benefits related to tax credits;

  •
  non-deductible stock-based compensation expenses totaling $9.5 million for the three months ended and $41.0 million for the nine months ended September 30, 2009, as compared to $8.8 million for the three months ended and $25.6 million for the nine months ended September 30, 2008; and

  •
  $2.1 million of tax credit benefits from the 2008 tax provision to tax return reconciliation and effective settlements of state tax audits.

In addition, our provision for income taxes includes income tax benefits of $2.6 million for the three months ended and $7.8 million for the nine months ended September 30, 2009. The income tax benefits for 2009 result from the reversal of a portion of our U.S. tax reserves due to a remeasurement of our uncertain income tax position liabilities based on new information arising in the second and third quarter of 2009.

        We are currently under IRS audit for the tax years 2006 to 2007 and various states and foreign jurisdictions for various years. We believe that we have provided sufficiently for all audit exposures. We reasonably expect that our unrecognized tax benefits will decrease by approximately $15 million within the next twelve months as we receive clarification of certain tax issues as a result of the audit process. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year will likely result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

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

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short-and long-term investments of $988.9 million at September 30, 2009 and $973.7 million at December 31, 2008.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2009 and 2008:

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$399,055	$334,431
Non-cash charges, net	455,875	238,757
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	101,651	(139,123)

Cash flows from operating activities	$956,581	$434,065

        Cash provided by operating activities increased $522.5 million for the nine months ended September 30, 2009, driven by a $64.6 million increase in net income as a result of a decrease of $277.3 million, net of tax, in payments for strategic transactions for the nine months ended September 30, 2009 as compared to the same period of 2008. Additionally, net income in the nine months ended September 30, 2009 was lower as a result of decreased Cerezyme and Fabrazyme revenue due to supply constraints following our temporary suspension of production at our Allston facility in June 2009.

        Operating activities were also impacted by a $240.8 million decrease in cash used for working capital and a $217.1 million increase in non-cash charges, net. The increase in non-cash charges, net, for the nine months ended September 30, 2009, as compared to the same period of 2008, is primarily attributable to:

  •
  a $53.3 million increase in depreciation and amortization expenses;

  •
  a $13.0 million increase in stock-based compensation expense;

  •
  a $37.3 million contingent consideration expense related to the contingent consideration obligations recorded as a result of our acquisition from Bayer in May 2009; and

  •
  a $161.4 million decrease in the deferred income tax benefits.

These increases were offset, in part, by a $24.2 million gain on acquisition of business recorded in June 2009 related to our acquisition of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS from Bayer.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from investing activities:
Net sales of investments, excluding investments in equity securities	$92,710	$29,736
Net purchases of investments in equity securities	(5,183)	(71,176)
Purchases of property, plant and equipment	(480,436)	(433,987)
Distributions from equity method investments	—	5,995
Acquisitions	(57,238)	(16,561)
Purchases of other intangible assets	(29,838)	(82.898)
Other investing activities	(7,096)	5,161

Cash flows from investing activities	$(487,081)	$(563,730)

        For the nine months ended September 30, 2009, net purchases of capital expenditures accounted for significant cash outlays for investing activities. During the nine months ended September 30, 2009, we used $480.4 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, France and Belgium, planned improvements at our Allston facility, the additional manufacturing capacity we are constructing in Framingham, Massachusetts and capitalized costs of an internally developed enterprise software system. In addition, we used $57.2 million in connection with our acquisition of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS from Bayer. At closing, we paid a total of $117.1 million to Bayer, of which $74.6 million was refundable. The remaining non-refundable amount of $42.4 million represents a payment for acquired inventory. A total of $59.8 million of the refundable amount was received in July 2009 and $14.8 million remains due from Bayer as of September 30, 2009.

        For the nine months ended September 30, 2008, investing activities used:

  •
  $80.1 million to purchase 5,000,000 shares of Isis common stock in February 2008;

  •
  $434.0 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and France, the construction of a new research and development facility in

    Framingham, Massachusetts, planned improvements at our facility in Allston, Massachusetts and capitalized costs of an internally developed enterprise software system for our genetics business unit;

  •
  $60.0 million in cash for a milestone payment to Wyeth in May 2008; and

  •
  $16.6 million in cash to settle the appraisal demand with substantially all of the Bioenvision dissenters in September 2008.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Proceeds from the issuance of our common stock	$76,125	$294,603
Repurchases of our common stock	(413,874)	(143,012)
Excess tax benefits from stock-based compensation	3,309	17,470
Payments of debt and capital lease obligations	(5,908)	(5,281)
Increase (decrease) in bank overdrafts	(17,552)	20,889
Other financing activities	(5,237)	2,854

Cash flows from financing activities	$(363,137)	$187,523

        Cash provided by financing activities decreased by $550.7 million for the nine months ended September 30, 2009, primarily driven by a $218.5 million decrease in proceeds from the issuance of our common stock due to fewer stock option exercises and a $270.9 million increase in cash used to repurchase shares of our common stock under the stock repurchase program described below.

        In May 2007, our board of directors authorized a stock repurchase program to repurchase 20,000,000 shares of our outstanding common stock over a three year period that began in June 2007. The board authorized the expenditure of up to $1.5 billion to purchase those shares. The repurchases are being made from time to time and can be effectuated through open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or by other means, subject to management's discretion and as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2009, we repurchased 7,500,000 shares of our common stock under this program at an average price of $55.16 per share for a total of $413.9 million in cash, including fees. Since June 2007, when we first began repurchasing shares of our common stock under this program, we have repurchased a cumulative total of 13,000,000 shares of our common stock at an average price of $60.63 per share for a total of $788.5 million in cash, including fees.

Revolving Credit Facility

        As of September 30, 2009, we had approximately $12 million of outstanding standby letters of credit and no borrowings, resulting in approximately $338 million of available credit under our five-year $350.0 million senior unsecured revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2009, we were in compliance with these covenants.

Contractual Obligations

        As of September 30, 2009, we had committed to make the following payments under contractual obligations (amounts in millions):

	Payments Due by Period
Contractual Obligations	Total	October 1, 2009 through December 31, 2009	2010	2011	2012	2013	After 2013
Long-term debt obligations(1)	$23.5	$0.1	$1.6	$1.6	$1.7	$1.8	$16.7
Capital lease obligations(1)	153.6	3.9	15.5	15.5	15.5	16.8	86.4
Operating leases(1)	250.1	16.9	53.8	39.1	29.1	16.5	94.7
Contingent payments(2)	1,896.2	88.7	236.8	148.5	97.5	287.8	1,036.9
Interest obligations(3)	9.1	0.2	1.1	1.1	1.0	0.9	4.8
Defined pension benefit plans payments	19.7	0.3	1.2	1.3	1.5	1.7	13.7
Unconditional purchase obligations	175.9	14.6	56.4	56.4	48.5	—	—
Capital commitments(4)	1,092.8	194.5	537.0	246.8	114.5	—	—

Total contractual obligations	$3,620.9	$319.2	$903.4	$510.3	$309.3	$325.5	$1,253.2

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

Bayer is also eligible to receive a payment between $75.0 million and $100.0 million for a new Leukine manufacturing facility located in Lynnwood, Washington upon the facility receiving FDA approval, which is expected in 2011. We have not included any amounts for the contingent payments for this facility because we cannot be certain that the FDA will approve the facility or do so in the anticipated timeframe.

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

Contingent payments also exclude any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. Other noncurrent liabilities in our consolidated balance sheets includes approximately $29 million as of September 30, 2009 and approximately $40 million as of December 31, 2008 of long-term liabilities associated with uncertain tax positions.

(3)
Represents interest payment obligations related to the promissory notes to three former shareholders of Equal Diagnostics, a company we acquired in 2005, and the mortgage payable we assumed in connection with the purchase of land and a manufacturing facility we formerly leased in Framingham, Massachusetts.

(4)
Consists of contractual commitments to vendors that we have entered into as of September 30, 2009 related to our outstanding capital and internally developed software projects. Our estimated cost of completion for assets under construction as of September 30, 2009 is as follows (amounts in millions):

Location	Cost to Complete at September 30, 2009
Framingham, Massachusetts, U.S (approximately 35% for software development).	$520.5
Westborough, Massachusetts, U.S. (primarily software development)	128.6
Lyon, France	37.0
Geel, Belgium	57.9
Waterford, Ireland	42.3
Allston, Massachusetts, U.S.	134.3
Ridgefield, New Jersey, U.S.	5.5
Haverhill, United Kingdom	42.6
Other	124.1

Total estimated cost to complete	$1,092.8

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

  •
  repurchasing the remaining 7,000,000 shares of our common stock available under our ongoing stock repurchase program;

  •
  upgrading our information technology systems;

  •
  expanding and maintaining existing and constructing additional manufacturing facilities, including investing significant funds to expand our Allston and Belgium facilities and to construct a new manufacturing facility for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

  •
  contingent payments under business combinations, license and other agreements, including payments related to our license of mipomersen from Isis, ataluren from PTC and Prochymal and Chondrogen from Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer;

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

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Such entities are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the results of these entities in the line item "Other" in our consolidated statements of operations because the amounts are not material for all periods presented. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        The following table shows recently issued accounting pronouncements and our position for adoption:

Pronouncements	Relevant Requirements	Issued Date/ Our Effective Dates	Status
FAS 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140."	Improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.	Issued June 2009. Effective for the first annual reporting period that begins after November 15, 2009.	It is anticipated that FAS 166 will primarily be incorporated into ASC 860, "Transfers and Servicing." We do not expect the adoption of this pronouncement to have any affect on our consolidated financial statements.
FAS 167, "Amendments to FASB Interpretation No. 46(R)."	Improves financial reporting by enterprises involved with variable interest entities to provide more relevant and reliable information to users of financial statements.	Issued June 2009. Effective for the first annual reporting period that begins after November 15, 2009.
It is anticipated that FAS 167 will primarily be incorporated into ASC 810, "Consolidation." We are evaluating the impact this pronouncement will have, if any, on our consolidated financial statements.

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

Manufacturing problems have caused inventory shortages and unanticipated costs and may do so in the future.

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

        In addition, we may only be able to produce some of our products at a very limited number of facilities. For example, we manufacture all of our bulk Cerezyme and most of our bulk Fabrazyme products at our Allston facility and, in 2009, transitioned all of our larger scale bulk Myozyme production to our Belgium facility. In some cases, we contract out the manufacturing of our products to third parties, of which there are only a limited number capable of executing the manufacturing processes we require. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

        In June 2009, we announced that we had detected a virus, Vesivirus 2117, that impairs cell growth in one of the bioreactors used at our Allston facility to produce Cerezyme. We believe the virus was likely introduced through a raw material used in the manufacturing process. We temporarily interrupted bulk production at the plant to sanitize the facility, which affected production of Cerezyme and Fabrazyme. Cerezyme and Fabrazyme inventories were not sufficient to meet global demand during the period of suspended production and restoration of operations. In 2009, we confirmed that Vesivirus

2117 was the cause of declines in cell productivity in one previous instance in 2008 at our Allston facility and one previous instance in 2008 at our Belgium facility. We were able to detect the virus in 2009 at our Allston facility using a highly specific assay we had developed after standard tests were unable to identify the cause of the productivity declines that occurred in 2008. We are in the process of adding steps to increase the robustness of our raw materials screening, process monitoring for viruses and viral removal processes, some of which steps could be subject to regulatory approval. However, given the nature of biologics manufacturing, contamination issues could occur in the future from time to time at our facilities and some of these issues could materially and adversely affect our operating results.

        In connection with sanitizing our Allston facility and resuming production there, we were required to dismantle, reassemble and test all of our equipment in a short period of time. We also restarted production at Allston in more bioreactors and more quickly than is customary when we start production at a facility. The steps in successfully producing our biologic products are highly complex and in the normal course are subject to equipment failures and other production difficulties, such as cell growth at lower than expected levels. If we experience such difficulties, we may not be able to produce new Cerezyme and Fabrazyme within our expected timeframes or in the expected quantities. In addition, since resuming production at Allston, we have been processing bulk drug material in smaller batches, which leads to faster availability of final product but also leads to losses in process efficiency and lower overall volume.

The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors.

        Outside of the United States, Fabrazyme competes with Replagal®, a product marketed by Shire plc. Shire has announced that the FDA has approved a treatment IND for Replagal and that it will support emergency IND requests. Shire also has announced its plans to file for U.S. approval of Replagal in the fourth quarter of 2009. With respect to Cerezyme, the FDA has approved a treatment IND for each of Protalix's and Shire's enzyme replacement therapies in development for the treatment of Gaucher disease. Both therapies are in phase 3 development. Shire has announced positive results from the final two phase 3 studies of its therapy and completed its submission of an NDA to the FDA. In addition, Shire has announced that it is engaging with national and regional authorities outside the United States to seek pre-approval access to its Gaucher therapy and has accelerated its manufacturing timeline by almost 18 months. Protalix also has announced positive results from a pivotal phase 3 study of its therapy. The FDA has granted "fast track" designation for both companies' NDAs and granted orphan drug status to Protalix's therapy. It is expected that Protalix will offer its therapy, if approved, at a significantly discounted price to Cerezyme.

        The FDA's approval of treatment protocols for Protalix's and Shire's therapies allows physicians to treat Fabry and Gaucher disease patients with the therapies ahead of commercial availability in the United States. In addition, Zavesca® is currently approved in the United States for patients with Gaucher disease for whom enzyme replacement therapy is unsuitable. If Fabry patients decide to use Replagal or Gaucher patients decide to use one of our competitors' developmental therapies or Zavesca during the period of supply constraint, there is a risk that they may not switch back to Genzyme's products once inventories have stabilized, which would result in the loss of additional revenue for Genzyme. In addition, treatment guidelines and dose conservation for the products present the risk that physicians and patients do not resume regular treatment levels after the supply constraint has ended.

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

        In a Form FDA 483 issued in October 2008 and in a follow up Warning Letter issued in February 2009, the FDA has detailed observations from its 2008 inspection of our Allston facility considered to be significant deviations from GMP compliance. As a follow up to the February Warning Letter, the FDA conducted an inspection of the Allston plant in May 2009. At the end of July 2009, the FDA informed us that its May inspection at Allston found all promised actions had not yet been fully implemented and that some actions were inadequate. In that same letter, the FDA informed us that it will re-inspect our Allston facility to verify that all corrective and preventative actions have been implemented and to evaluate our compliance. The FDA is now in the process of re-inspecting our Allston facility. In addition to verifying that we have responded appropriately to issues identified in the Warning Letter, we expect that the FDA will also review our Vesivirus 2117 contamination investigation and follow-up actions.

        We have some Cerezyme material in inventory that was being processed at the time of suspension of production due to viral contamination at our Allston facility, although we have already discarded the majority of this Cerezyme work-in-process inventory. The FDA has communicated to us steps it recommends we take prior to forward processing any of the remaining Cerezyme work-in-process. The steps recommended by the FDA are consistent with the steps that we independently had planned to implement. The FDA also has stated that any further processing of the Cerezyme work-in-process is at our own risk. The remaining Cerezyme work-in-process material expires in mid-2010. If we decide to process the material, the FDA may not agree with our decision and could determine that processing of the material was not in compliance with GMP. In such case, the FDA could prevent us from releasing the material, require us to re-sanitize the Allston facility and/or pursue an enforcement action, including seeking a consent decree, if the FDA determines that we do not have adequate control over the manufacturing of our products due to our manufacturing issues.

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

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include Cerezyme, Renagel/Renvela, Synvisc/Synvisc-One, Fabrazyme, Myozyme, Aldurazyme, Thymoglobulin, Thyrogen, Clolar/Evoltra, Campath, Fludara, Leukine, Mozobil and diagnostic testing services.

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

        We expect regulatory action regarding several of our existing products in the coming months. Regulatory authorities denying or delaying these approvals would adversely impact our projected revenue and income growth. For example, we have encountered delays in receiving marketing approval in the United States for alglucosidase alfa produced using a 2000L scale process, which has adversely impacted our revenues and earnings as well as our ability to file for FDA approval for alglucosidase alfa produced using a 4000L scale process. The FDA is currently inspecting our Allston facility where alglucosidase alfa produced using the 2000L scale process was produced. If the inspection process takes longer than anticipated or if the inspection results in observations that cannot be addressed before our November 14, 2009 PDUFA date for the 2000L scale product, we may experience further delays in gaining FDA approval of the 2000L and 4000L scale products. We could face additional delays or supply constraints with this product or other products.

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Clolar/Evoltra and alemtuzumab for MS, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as Genz-112638 and our advanced phosphate binder. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals. Because the healthcare industry is extremely competitive and regulatory requirements are rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for them. These expenditures depress near-term profitability with no assurance that the expenditures will generate future profits that justify the expenditures. For example, we recently received a complete response letter from the FDA for Clolar's use in adult AML. The agency recommended a randomized, controlled clinical study be conducted for label expansion of Clolar in this indication. We intend to request a meeting with the FDA to discuss the optimal path forward.

Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors.

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and diagnostic testing companies, and generic and biosimilar manufacturers, have developed and are developing products and services to compete with our products, services, and product candidates. If healthcare providers, patients or payors prefer these competitive products or services or these competitive products or services have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products and services. As described under the heading "Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs and create opportunities for our competitors," the virus at our Allston facility and associated production interruption, as well as the delay in our receipt of FDA approval of alglucosidase alfa produced at the 2000L scale, has provided new opportunities for our competitors that we did not anticipate.

        Zavesca® is currently the only other marketed product aimed at treating Gaucher disease, the disease addressed by Cerezyme. Zavesca is a small molecule oral therapy that has been approved in the United States, European Union, Israel and six other countries for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Zavesca has been sold in the European Union since 2003 and in the United States since 2004. The FDA has approved a treatment IND for each of Protalix's and Shire's enzyme replacement therapies for the treatment of Gaucher disease, which allows physicians to treat Gaucher patients with the therapies ahead of commercial availability in the United States. In addition, Shire has submitted its NDA to the FDA and Protalix expects to complete its NDA submission before the end of 2009.

        Replagal® is a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme, that is approved for sale outside of the United States. In addition, while Fabrazyme has received orphan drug designation, which provides us with seven years of market exclusivity expiring in April 2010 for the product in the United States, the FDA has approved a treatment IND for Replagal, which allows physicians to treat Fabry patients with the therapy ahead of commercial availability in the United States. We are aware of a company that initiated a phase 3 clinical trial in June 2009 of an oral chaperone medication to treat Fabry disease.

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

        Furthermore, governmental regulatory bodies, such as the Centers for Medicare and Medicaid Services (CMS) in the United States, may from time-to-time make unilateral changes to reimbursement rates for our products and services. For example, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, directs CMS to include payment for drugs and biologicals that are used to treat ESRD in the prospective payment system used to reimburse dialysis providers. In September 2009, CMS proposed changes to the prospective payment system that would, in accordance with MIPPA, include drugs and biologicals used to treat ESRD in the bundled payment amount for dialysis treatments. The bundled rate is proposed to include drugs and biologicals that are currently reimbursed separately by Medicare, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol, and oral phosphate binders such as Renagel/Renvela. CMS is accepting comments on the proposed rule through November 16, 2009 and will issue a final rule in 2010 with an anticipated implementation date of January 2011. In addition, one of the healthcare reform bills being considered by Congress calls for the inclusion of certain oral drugs such as Renagel/Renvela as part of the ESRD bundled payment beginning in 2011. Changes to reimbursement rates could reduce our revenue by causing healthcare providers to be less willing to use our products and services. Although we actively seek to assure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

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

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we are spending considerable resources building and seeking regulatory approvals for our manufacturing facilities. These facilities may not prove sufficient to meet demand for our products or we may not have excess capacity at these facilities. For example, we have been operating with lower than usual inventories for Cerezyme and Fabrazyme because we had allocated capacity for Myozyme production at the Allston plant to meet Myozyme's worldwide growth. When we interrupted production of Cerezyme and Fabrazyme at the facility in June 2009 in order to sanitize the facility after identifying a virus in a bioreactor used to produce Cerezyme, inventories of Cerezyme and Fabrazyme were not sufficient to avoid product shortages during the period of suspended production and recovery. We are constructing a new manufacturing facility for Cerezyme and Fabrazyme in Framingham, Massachusetts, expanding our Allston facility, and adding an additional 4000L bioreactor to produce Myozyme at our Belgium facility. If we experience a delay in completing these capacity expansions or securing regulatory approval for the new capacity, we will not be able to build inventories in our expected timeframe.

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

  •
  currency exchange rates.

        We may also experience fluctuations in our quarterly results due to price changes and sales incentives. For example, purchasers of our products, particularly wholesalers, may increase purchase orders in anticipation of a price increase and reduce order levels following the price increase. We occasionally offer sales incentives and promotional discounts on some of our products and services that could cause similar fluctuations. In addition, some of our products, including Synvisc/Synvisc-One are subject to seasonal fluctuation in demand.

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

        In recent years, several states, including California, Vermont, Maine, Minnesota, Massachusetts, New Mexico and West Virginia, in addition to the District of Columbia, have enacted legislation requiring biotechnology and pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and related regulations.

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

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $687.7 million for the nine months ended September 30, 2009, representing approximately 20% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product could have, and have had, an adverse effect on our results of operations and cause the value of our common stock to decline. In addition, we will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. The patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

        In June 2009, we temporarily suspended production of Cerezyme at our Allston facility after identifying a virus in a bioreactor used for producing Cerezyme, which has resulted in a period of supply constraint for the product. As a result of the supply constraint, the FDA has approved treatment protocols submitted by two companies developing alternative treatments for Gaucher disease. Approval of these treatment protocols allows physicians to treat Gaucher patients with these therapies ahead of commercial availability in the United States. There is a risk that if patients decide to use one of these developmental therapies, they may not switch back to Cerezyme when our inventories of the product have stabilized. In addition, treatment guidelines developed for Cerezyme during the supply constraint recommend missing doses or infusing less product. There is a risk that physicians and patients do not resume regular treatment levels after the supply constraint has ended.

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

We have in the past taken significant charges for impaired goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future. We enter into most such transactions with an expectation that the acquired assets will enhance the long-term strength of our business. These transactions, however, often depress our earnings and our returns on capital in the near-term and the expected long-term benefits may never be realized. Business combination transactions also either deplete cash resources, require us to issue substantial equity, or require us to incur significant debt.

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

        In 2008, the change in foreign exchange rates had a net favorable impact on our revenue; however, this trend changed during the fourth quarter of 2008 and adversely impacted our revenue during the first nine months of 2009. Although we cannot predict with certainty future changes in foreign exchange rates or their effect on our results, we do not expect the change in foreign exchange rates to have a positive impact on our revenue for the remainder of 2009.

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

        In addition, we rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors for our products, contract clinical trial providers, contract manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

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

        We have initiated patent infringement litigation against several generic manufacturers. In addition we are the subject of two purported securities class action lawsuits and have received letters from alleged shareholders demanding that our board of directors take action on our behalf to remedy breaches of fiduciary duty by our directors and officers. We are also currently involved in other litigation matters and investigations and may be subject to additional actions in the future. For example, the federal government, state governments and private payors are investigating and have filed actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims, and third parties with whom we do business sometimes bring breach of contract claims against us or our subsidiaries.

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

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms. Our insurers may dispute our claims for coverage. For example, we have submitted claims to our insurers for reimbursement of portions of the expenses incurred in connection with the litigation and settlement related to the consolidation of our tracking stocks and are seeking coverage for the settlement. The insurers have purported to deny coverage. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

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

        Our international operations accounted for approximately 48% of our consolidated product and service revenue for the nine months ended September 30, 2009. We expect that international product and service sales will continue to account for a significant percentage of our revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        Some of our drug products, for example Renagel, Renvela, Hectorol, Clolar, Mozobil, Cerezyme and Thyrogen are approved under the provisions of the United States Food, Drug and Cosmetic Act that render them susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (ANDA) procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.

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

        Renagel/Renvela and Hectorol are subjects of ANDA's containing Paragraph IV certifications. Renagel is the subject of ANDA's submitted by four companies and Renvela is the subject of ANDA's submitted by two companies containing Paragraph IV certifications. We have initiated patent litigation against these ANDA applicants. At issue in the lawsuits are patents protecting Renagel and Renvela that expire in 2014. If we are unsuccessful in these lawsuits, a generic manufacturer may launch its generic product prior to the expiration of our Orange Book-listed patents covering Renagel and Renvela.

        Our Hectorol injection product is the subject of ANDA's submitted by four companies containing Paragraph IV certifications. We have initiated patent litigation against three of these ANDA applicants and are pursuing claims with respect to our patent related to the use of Hectorol to treat hyperparathyroidism secondary to end-stage renal disease, which expires in 2014 (the "2014 patent"). The fourth ANDA applicant submitted a paragraph IV certification with respect to only one patent, our patent that claims specific aspects of our Hectorol vial formulation and expires in 2023. We reviewed the Paragraph IV certification related to our vial formulation and did not initiate patent infringement litigation. Our Hectorol .5 mg and 2.5 mg capsule products are the subject of one ANDA containing a Paragraph IV certification with respect to our 2014 patent. This ANDA filer is seeking approval for its generic ..5 mg capsule for use only in pre-dialysis patients, thus avoiding our patent. We expect the FDA to approve the applicant's .5 mg product. We will continue to pursue patent litigation with respect to the applicant's generic 2.5 mg capsule product. If we are unsuccessful in our patent infringement lawsuits against the ANDA filers, a generic manufacturer may launch its generic product prior to the expiration of our Orange-Book listed patents covering Hectorol.

        Other of our products, including Fabrazyme, Aldurazyme, Myozyme, Campath and Leukine (so-called "biotech drugs") are not currently considered susceptible to an abbreviated approval procedure, either due to current United States law or FDA practice in approving biologic products. However, the United States Congress has been exploring since 2007 legislation that would establish a procedure for the FDA to accept ANDA-like abbreviated applications for the approval of "follow-on," "biosimilar" or "comparable" biotech drugs. Congress continues to be interested in the issue and the new U.S. presidential administration has also expressed an interest in passing legislation regarding biosimilars. Such legislation has already been adopted in the European Union.

        If an ANDA filer or any other generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenue for that product would be adversely affected.

Guidelines, recommendations and studies published by various organizations can reduce the use of our products and services.

        Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and services and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products or services. The perception by the investment community or stockholders that recommendations, guidelines or studies will result in decreased use of our products or services could adversely affect prevailing market price for our common stock. In addition, our success also depends on our ability to educate patients and healthcare providers about our products and services and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products and services or successfully introduce new products and services to the market.

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

        As of September 30, 2009, we had $988.9 million in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and strategic business initiatives;

  •
  repurchasing the remaining 7,000,000 shares of our common stock available under our ongoing stock repurchase program;

  •
  upgrading our information technology systems;

  •
  expanding and maintaining existing and constructing new manufacturing facilities, including investing significant funds to expand our Allston and Belgium facilities and to construct a new manufacturing facility for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At September 30, 2009, we held a number of financial instruments, including investments in marketable securities and derivative contracts in the form of foreign exchange forward contracts. We do not hold derivatives or other financial instruments for speculative purposes. There have been no material changes in our market risks during the nine months ended September 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        As of September 30, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Shareholder Demand Letters

        Beginning in August 2009, we have received six letters from alleged shareholders demanding that our board of directors take action on our behalf to remedy breaches of fiduciary duty by our directors and officers. The demand letters are primarily premised on allegations that we made materially false and misleading disclosures and failed to disclose material information to shareholders with respect to manufacturing issues and compliance with GMP. Several of the letters also assert that certain of our officers and directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of the board whether any action should be instituted on our behalf against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to our benefit.

Renagel and Renvela Patent Litigation Updates

        As reported in our Form 10-Q for the quarter ended June 30, 2009, we received notices beginning in 2009 from Lupin Ltd. and Lupin Pharmaceuticals, collectively Lupin, and Impax Laboratories, Inc., or Impax, that each had submitted to the FDA abbreviated new drug applications, or ANDAs, containing Paragraph IV certifications seeking approval to market generic versions of Renagel (sevelamer hydrochloride) and Renvela (sevelamer carbonate).

        Lupin had been seeking to market generic 400 mg and 800 mg sevelamer hydrochloride tablets and generic 800 mg sevelamer carbonate tablets prior to the expiration of all of our Orange Book-listed patents protecting Renagel and Renvela. In March 2009, we filed a complaint against Lupin in the U.S. District Court for the District of Maryland. In the complaint, we allege that Lupin's proposed sevelamer hydrochloride products infringe U.S. Patent Nos. 5,496,545, 6,509,013, and 7,014,846, which expire in 2013, and U.S. Patent No. 5,667,775, which expires in 2014 (the "'775 Patent"). Lupin filed an answer and counterclaim, alleging that our asserted patents are invalid and/or not infringed by Lupin's proposed generic sevelamer hydrochloride products. In May 2009, we filed a complaint against Lupin in the same court alleging that Lupin's proposed sevelamer carbonate product infringes U.S. Patent Nos. 5,496,545, 6,509,013, 6,858,203 and 7,014,846 and 7,459,151, which expire in 2013, and the '775 Patent. In September 2009, Lupin dismissed without prejudice all of its claims relating to the patents protecting Renagel and Renvela that expire in 2013 and at this time is challenging only the '775 Patent.

        Impax is seeking to market generic 400 mg and 800 mg sevelamer hydrochloride tablets and generic 800 mg sevelamer carbonate tablets after the expiration of the patents protecting Renagel and Renvela that expire in 2013. We filed complaints against Impax in the U.S. District Court for the District of Maryland for patent infringement with respect to Renagel in March 2009 and with respect to Renvela in April 2009. In both complaints, we allege that Impax's proposed sevelamer products infringe the '775 patent. Impax filed an answer and counterclaim with respect to both suits. In its counterclaim, Impax alleges that the '775 Patent and U.S. Patent No. 6,773,780, which expires in October 2020 (the "'780 Patent") are invalid and/or not infringed by Impax's proposed generic sevelamer products. In September 2009, Impax dismissed its claim relating to the '780 Patent.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about our repurchases of our equity securities during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009-July 31, 2009	—		—		—	$1,018,427,338
August 1, 2009-August 31, 2009	500,000		$55.50		500,000	$990,679,488
September 1, 2009-September 30, 2009	5,000,000		$55.78		5,000,000	$711,797,363

Total	5,500,000	(1)	$55.75	(2)	5,500,000

(1)
In May 2007, our board of directors authorized a stock repurchase program to repurchase 20,000,000 shares of our outstanding common stock over a three year period that began in June 2007. The board authorized the expenditure of up to $1.5 billion to purchase those shares. During the third quarter of fiscal 2009, we repurchased 5,500,000 shares of our common stock under this program for $306.7 million of cash, including fees.

(2)
Represents the weighted average price paid per share for repurchases of our common stock made during the third quarter of fiscal 2009.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: November 2, 2009	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2009

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
10.1	2007 Director Equity Plan, as amended. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema. Furnished herewith.
101.CAL	XBRL Extension Calculation Linkbase. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-Q and 8-K of Genzyme Corporation were filed under Commission File No. 0-14680.