Form 10-Q
period 2010-03-31
GENZYME CORP
filed 2010-05-10
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

        Number of shares of Genzyme Stock outstanding as of April 30, 2010: 266,868,620

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements. These forward-looking statements include, among others, statements regarding:

  •
  our expectations regarding the terms of a consent decree being negotiated with the United States Food and Drug Administration, or FDA, including the potential impact on Thyrogen supply, and when those negotiations are expected to be completed;

  •
  our expectations regarding the duration and amount of the continuing supply allocations of Cerezyme and Fabrazyme and our assessment of the factors that will influence those allocations;

  •
  our plans to increase bulk and fill-finish manufacturing capacity for Cerezyme, Fabrazyme and Myozyme and the expected timing of receipt of regulatory approvals;

  •
  our assessment of the potential impact on our future revenues of healthcare reform legislation recently enacted in the United States;

  •
  our expectations regarding Myozyme/Lumizyme revenues;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated factors affecting the future growth of these products, including the proposed rule to establish a bundled payment system to reimburse dialysis providers;

  •
  our expectations that production interruption at our Haverhill, England manufacturing facility will not result in a supply constraint for Renagel/Renvela, and the expected timing of new sevelamer carbonate production;

  •
  our expectations regarding timing of regulatory approval for a new Leukine manufacturing facility;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products and services, including generic competition, on our revenues;

  •
  our estimates of the cost to complete our research and development programs for companies and assets that we have acquired;

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

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  the possibility that the final terms of the consent decree differ from the terms described in this report, that the negotiations with the FDA around the consent decree take longer than anticipated, or that we are unable to reach agreement with the FDA on final terms;

  •
  the possibility that we are not able to repurchase some or all of the $2.0 billion of our common stock or complete strategic transactions involving our genetic testing, diagnostic products and pharmaceutical intermediates business units in the expected timeframes or at all, or that we are not able to complete a debt financing in the expected timeframe or in the anticipated amount, or at all, due to an unfavorable credit rating, unfavorable financing terms, unfavorable credit markets generally or any other reason;

  •
  the possibility that current reduced supply allocations of Fabrazyme and Cerezyme need to last longer than expected or need to be more severe than expected because we are unable to finish work-in-process material that was in production when operations at our Allston, Massachusetts manufacturing facility, which we refer to as our Allston facility, were interrupted, third party oversight under a consent decree results in delays in product releases, our demand forecasts and estimates are inaccurate, and/or productivity of the new Fabrazyme working cell bank does not increase or we do not receive regulatory approval;

  •
  the possibility that we may encounter additional manufacturing problems due to any reason, including equipment failures, viral or bacterial contamination, cell growth at lower than expected levels, fill-finish issues, power outages, human error or regulatory issues;

  •
  our ability to maintain regulatory approvals for our products, services and manufacturing facilities and processes, including our Allston facility, and to obtain approvals in the anticipated timeframes, including FDA approval of alglucosidase alfa produced at the 4000L scale and approval for new manufacturing capacity and proposed changes to enhance our manufacturing processes;

  •
  our ability to successfully transition fill-finish operations out of our Allston facility and to our Waterford, Ireland plant and a contract manufacturer on the planned timelines because of delays in regulatory approval or for any other reason;

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

  •
  the possibility that we may experience supply constraints for Thyrogen, and the extent of those constraints, if the FDA requires us to cease fill-finishing this product at Allston and we are not able to transfer fill-finish activities to a contract manufacturer on the planned timelines because of delays in regulatory approval or for any other reason;

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

  •
  the impact of legislative or regulatory changes, including implementation of the healthcare reform legislation recently enacted in the United States and the possibility that additional proposals to reduce healthcare costs may be adopted in the United States or elsewhere;

  •
  our ability and the ability of our collaboration partners to successfully complete preclinical and clinical development of new products and services within the anticipated timeframes and for anticipated indications;

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

  •
  the outcome of our Internal Revenue Service, or IRS, and foreign tax audits;

  •
  general economic conditions; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change, natural disasters or outbreak of diseases, including as a result of the disruption of operations of regulatory authorities or our subsidiaries, manufacturing facilities, customers, suppliers, distributors, couriers, collaborative partners, licensees or clinical trial sites.

        We refer to more detailed descriptions of these and other risks and uncertainties under the heading "Risk Factors" in Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations in Part I., Item 2. of this Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this Form 10-Q. These statements, like all statements in this Form 10-Q, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Seprafilm®, Carticel®, Epicel®, MACI® and Hectorol® are registered trademarks, and Lumizyme™ and Jonexa™ are trademarks, of Genzyme or its subsidiaries. Welchol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. Fludara® and Leukine® are registered trademarks licensed to Genzyme. All other trademarks referred to in this Form 10-Q are the property of their respective owners. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2010

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net product revenue	$971,625	$1,037,244
Net service revenue	101,915	101,499
Research and development revenue	933	10,128

Total revenues	1,074,473	1,148,871

Operating costs and expenses:
Cost of products sold	279,739	235,562
Cost of services sold	65,872	60,250
Selling, general and administrative	553,310	317,961
Research and development	220,930	206,925
Amortization of intangibles	70,984	57,598
Contingent consideration expense	62,549	—

Total operating costs and expenses	1,253,384	878,296

Operating income (loss)	(178,911)	270,575

Other income (expenses):
Equity in loss of equity method investments	(697)	—
Other	(439)	(1,555)
Investment income	3,300	5,350

Total other income	2,164	3,795

Income (loss) before income taxes	(176,747)	274,370
Benefit from (provision for) income taxes	61,799	(78,884)

Net income (loss)	$(114,948)	$195,486

Net income (loss) per share:
Basic	$(0.43)	$0.72

Diluted	$(0.43)	$0.70

Weighted average shares outstanding:
Basic	266,251	270,854

Diluted	266,251	277,628

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$643,337	$742,246
Short-term investments	162,011	163,630
Accounts receivable, net	904,102	899,731
Inventories	608,642	608,022
Other current assets	310,626	210,747
Deferred tax assets	181,318	178,427

Total current assets	2,810,036	2,802,803
Property, plant and equipment, net	2,824,099	2,809,349
Long-term investments	156,351	143,824
Goodwill	1,404,153	1,403,363
Other intangible assets, net	2,032,449	2,313,262
Deferred tax assets-noncurrent	401,370	376,815
Investments in equity securities	79,881	74,438
Other noncurrent assets	146,456	136,870

Total assets	$9,854,795	$10,060,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175,764	$189,629
Accrued expenses	870,460	696,223
Deferred revenue	32,585	24,747
Current portion of contingent consideration obligations	158,493	161,365
Current portion of long-term debt and capital lease obligations	8,407	8,166

Total current liabilities	1,245,709	1,080,130
Long-term debt and capital lease obligations	113,389	116,434
Deferred revenue-noncurrent	12,870	13,385
Long-term contingent consideration obligations	875,184	853,871
Other noncurrent liabilities	80,415	313,252

Total liabilities	2,327,567	2,377,072

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,665	2,657
Additional paid-in capital	5,770,283	5,688,741
Accumulated earnings	1,555,148	1,670,096
Accumulated other comprehensive income	199,132	322,158

Total stockholders' equity	7,527,228	7,683,652

Total liabilities and stockholders' equity	$9,854,795	$10,060,724

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(114,948)	$195,486
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	122,688	98,958
Stock-based compensation	47,671	44,560
Provision for bad debts	2,449	5,762
Contingent consideration expense	62,549	—
Equity in loss of equity method investments	697	—
Deferred income tax benefit	(32,679)	(24,376)
Tax benefit from employee stock-based compensation	3,624	6,549
Excess tax benefit from stock-based compensation	480	(3,492)
Other	2,663	2,814
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(31,463)	(59,210)
Inventories	(28,225)	818
Other current assets	(48,640)	(22,659)
Accounts payable, accrued expenses and deferred revenue	139,598	12,565

Cash flows from operating activities	126,464	257,775

Cash Flows from Investing Activities:
Purchases of investments	(120,119)	(13,292)
Sales and maturities of investments	105,796	75,058
Purchases of equity securities	(3,302)	(4,870)
Proceeds from sales of investments in equity securities	3,077	1,264
Purchases of property, plant and equipment	(152,220)	(161,561)
Investments in equity method investment	(1,466)	—
Purchases of other intangible assets	(5,885)	(8,056)
Other	(10,547)	(47)

Cash flows from investing activities	(184,666)	(111,504)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	30,075	34,526
Repurchases of our common stock	—	(107,134)
Excess tax benefits from stock-based compensation	(480)	3,492
Payments of debt and capital lease obligations	(3,092)	(2,653)
Decrease in bank overdrafts	(20,728)	(3,392)
Payment of contingent consideration obligation	(31,600)	—
Other	116	1,995

Cash flows from financing activities	(25,709)	(73,166)

Effect of exchange rate changes on cash	(14,998)	(1,773)

Increase (decrease) in cash and cash equivalents	(98,909)	71,332
Cash and cash equivalents at beginning of period	742,246	572,106

Cash and cash equivalents at end of period	$643,337	$643,438

Supplemental disclosures of non-cash transactions:
Strategic Transactions—Note 6.
Goodwill and Other Intangible Assets—Note 8.

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer, transplant and immune disease, and diagnostic testing. Our commitment to innovation continues today with a substantial development program focused on these fields, as well as cardiovascular disease, neurodegenerative diseases, and other areas of unmet medical need.

        We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Personalized Genetic Health, which develops, manufactures and distributes therapeutic products with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and cardiovascular disease. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Elaprase and royalties earned on sales of Welchol;

  •
  Renal and Endocrinology, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure, and endocrine and immune-mediated diseases. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer), Hectorol and Thyrogen;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc/Synvisc-One and the Sepra line of products;

  •
  Hematology and Oncology, which develops, manufactures and distributes products for the treatment of cancer, the mobilization of hematopoietic stem cells and the treatment of transplant rejection and other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Mozobil, Thymoglobulin, Clolar, Campath, Fludara and Leukine; and

  •
  Multiple Sclerosis, which is developing a product for the treatment of MS.

        Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

  •
  our former Genetic Diseases reporting segment is now referred to as "Personalized Genetic Health," or "PGH," and now includes our cardiovascular business unit, which previously was reported under the caption "Cardiometabolic and Renal," and our Welchol product line, which previously was reported as part of our bulk pharmaceuticals business unit under the caption "Other;"

  •
  our former Cardiometabolic and Renal reporting segment is now referred to as "Renal and Endocrinology" and now includes our immune-mediated diseases business unit, which previously was reported under the caption "Other," but no longer includes our cardiovascular business unit; and

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

  •
  our former Hematologic Oncology segment is now referred to as "Hematology and Oncology" and now includes our transplant business unit, which previously was reported under the caption "Other," but no longer includes our MS business unit, which is now reported as a separate reporting segment called "Multiple Sclerosis."

        We report the activities of the following business units under the caption "Other": our genetic testing business unit, which provides testing services for the oncology, prenatal and reproductive markets; and our diagnostic products and pharmaceutical intermediates business units. These operating segments did not meet the quantitative threshold for separate segment reporting.

        We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

        We have revised our 2009 segment disclosures to conform to our 2010 presentation.

        On May 6, 2010, we announced that we plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Options could include divestiture, spin-out or management buy-out. In 2009, our genetic testing business unit had revenue of approximately $317 million and revenue for our diagnostic products business unit was approximately $167 million. We expect these transactions to be completed in 2010.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows for our operations taken as a whole. We have eliminated all intercompany items and transactions in consolidation. We have reclassified certain 2009 data to conform to our 2010 presentation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States, or U.S. GAAP.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in Part II., Item 8. to our 2009 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods. The balance sheet data as of December 31, 2009 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. We account for our investments in entities not subject to consolidation using the equity method of accounting if we have a substantial ownership interest (20% to 50%) in or exercise significant influence over the entity. Our consolidated net income (loss) includes our share of the earnings or losses of these entities. All intercompany accounts and transactions have been eliminated in consolidation.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Revenue Recognition—Recent Healthcare Reform Legislation

        In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

  •
  an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs and an increase of 17.1% for our drugs that are approved exclusively for pediatric patients;

  •
  the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

  •
  the expansion of the 340(B) Public Health Services, or PHS, drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals and healthcare centers (this provision, however, does not apply to orphan drugs); and

  •
  a requirement that the Medicaid rebate for a drug that is a "line extension" of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

These provisions did not have a significant impact on our results of operations or financial position for the first quarter of 2010.

        Effective October 1, 2010, the new legislation re-defines the Medicaid average manufacturer price, or AMP, such that the AMP and, consequently, the Medicaid rebate are expected to increase for some of our drugs, in particular those that offer discounted pricing to customers.

        Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the "donut hole." Also beginning in 2011, clinical laboratory fee schedule payments will be reduced by 1.75% over a period of five years and we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization's percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid, the Department of Veterans Affairs, or VA, the Department of Defense, or DOD, and the TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation. Final guidance relating to how we will be required to account for this fee is still pending, however, it is expected that the fee will be classified as either a reduction to net sales or an operating expense. The aggregated industry wide fee is expected to total approximately $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Beginning in 2013, a 2.3% excise tax will be imposed on sales of all medical devices except retail purchases by the public intended for individual use.

        Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We are still assessing the full extent that the U.S. healthcare reform legislation may have on our business.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Stock-Based Compensation

        All stock-based awards to non-employees are accounted for at their fair value. We periodically grant awards, including time vesting stock options, time vesting restricted stock units, or RSUs, and performance vesting restricted stock units, or PSUs, under our employee and director equity plans. Beginning in 2010, our long-term incentive program for senior executives includes a combination of:

  •
  time vesting stock options; and

  •
  performance and market vesting awards, tied to the achievement of pre-established performance and market goals over a three-year performance period.

Approximately half of each senior executive's grant consists of time vesting stock options with the remainder in PSUs. Grants under our former long-term incentive program were comprised of time vesting stock options and time vesting RSUs.

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

        The fair values of our:

  •
  stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options' vesting periods;

  •
  time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the applicable service period, adjusted for the effect of estimated forfeitures; and

  •
  PSUs with both performance and service conditions are estimated based on the market value of our stock on the date of grant. The fair values of our PSUs with both market and service conditions are estimated as of the date of grant using a lattice model with a Monte Carlo simulation. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. Changes to the FASB Accounting Standards Codification™, or ASC, are communicated through Accounting Standards Updates, or ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force."	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2009-17 "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities."

Consists of amendments to ASC 810, "Consolidation," which change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. This is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

Issued December 2009. Effective for the first interim or annual reporting period after December 15, 2009.

We adopted the provisions of this update in the first quarter of 2010. The provisions of this update did not have any impact on our consolidated financial statements, other than for our interest in BioMarin/Genzyme LLC, as discussed in Note 9., "Investment in BioMarin/Genzyme LLC," below.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
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

We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. During the three months ended March 31, 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

2010-11, "Scope Exception Related to Embedded Credit Derivatives."

Update provides amendments to Subtopic 815-15, "Derivatives and Hedging—Embedded Derivatives, " to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.

Issued March 2010. Effective at the beginning of each reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entity's first fiscal quarter beginning after issuance of this update.

We will adopt the provisions of this update for the third quarter of 2010. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

2010-17, "Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force."	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

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

        The fair value hierarchy is broken down into three levels based on the reliability of inputs. We have categorized our fixed income, equity securities, derivatives and contingent consideration obligations within the hierarchy as follows:

  •
  Level 1—These valuations are based on a "market approach" using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include money market funds, U.S. government securities, bank deposits and exchange-traded equity securities.

  •
  Level 2—These valuations are based primarily on a "market approach" using quoted prices in markets that are not very active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fixed income assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and mortgage-backed securities, asset-backed securities, corporate bonds and commercial paper. Derivative securities utilizing Level 2 inputs include forward foreign-exchange contracts.

  •
  Level 3—These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets and liabilities are classified within Level 3 of the fair value hierarchy because they have unobservable value drivers and therefore have little or no transparency. The fair value measurement of the contingent consideration obligations related to the acquisition from Bayer is valued using Level 3 inputs.

Valuation Techniques

        Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivatives and equity securities using market data from observable and corroborated sources. We determine the fair value of the contingent consideration obligations based on

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

a probability-weighted income approach. The measurement is based on significant inputs not observable in the market. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three months ended March 31, 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

        The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (amounts in thousands):

Description			Balance as of March 31, 2010	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$534,143	$534,143	$—	$—

	Short-term investments:	U.S. Treasury notes	30,420	30,420	—	—
		Non U.S. Governmental notes	7,229	—	7,229	—
		U.S. agency notes	62,393	—	62,393	—
		Corporate notes—global	60,969	—	60,969	—
		Commercial paper	1,000	—	1,000	—

		Total	162,011	30,420	131,591	—

	Long-term investments:	U.S. Treasury notes	66,179	66,179	—	—
		Non U.S. Governmental notes	1,624	—	1,624	—
		U.S. agency notes	16,906	—	16,906	—
		Corporate notes—global	71,642	—	71,642	—

		Total	156,351	66,179	90,172	—

	Total fixed income investments		852,505	630,742	221,763	—

Equity holdings(1):	Publicly-traded equity securities		44,255	44,255	—	—

Derivatives:	Foreign exchange forward contracts		701	—	701	—

Contingent liabilities(2):	Contingent consideration obligations		(1,033,677)	—	—	(1,033,677)

Total assets (liabilities) at fair value			$(136,216)	$674,997	$222,464	$(1,033,677)

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

Description			Balance as of December 31, 2009	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$603,109	$603,109	$—	$—

	Short-term investments:	U.S. Treasury notes	41,040	41,040	—	—
		Non U.S. Governmental notes	4,114	—	4,114	—
		U.S. Government agency notes	56,810	—	56,810	—
		Corporate notes—global	54,825	—	54,825	—
		Commercial paper	6,841	—	6,841	—

		Total	163,630	41,040	122,590	—

	Long-term investments:	U.S. Treasury notes	29,793	29,793	—	—
		Non U.S. Governmental notes	4,873	—	4,873	—
		U.S. Government agency notes	28,015	—	28,015	—
		Corporate notes—global	81,143	—	81,143	—

		Total	143,824	29,793	114,031	—

	Total fixed income investments		910,563	673,942	236,621	—

Equity holdings(1):	Publicly-traded equity securities		40,380	40,380	—	—

Derivatives:	Foreign exchange forward contracts		4,284	—	4,284	—

Contingent liabilities(2):	Contingent consideration obligations		(1,015,236)	—	—	(1,015,236)

Total assets (liabilities) at fair value			$(60,009)	$714,322	$240,905	$(1,015,236)

(1)
Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income, a component of stockholders' equity, in our consolidated balance sheets.

(2)
Changes in the fair value of the contingent consideration obligations are recorded as contingent consideration expense, a component of operating expenses in our consolidated statements of operations. We recorded a total of $62.5 million of contingent consideration expense in our consolidated statements of operations for the three months ended March 31, 2010, including $21.4 million for our Hematology and Oncology reporting segment and $41.1 million for our Multiple Sclerosis reporting segment, for which there were no comparable amounts in the same period of 2009.

        Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2010 were as follows (amounts in thousands):

Balance as of December 31, 2009	$(1,015,236)
Payments	31,600
Contingent consideration expense(1)	(62,549)
Effect of foreign currency adjustments	12,508

Fair value at March 31, 2010	$(1,033,677)

(1)
Includes $35.5 million of contingent consideration expense for the three months ended March 31, 2010 related to changes in estimates.

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

Derivative Instruments

        As a result of our worldwide operations, we face exposure to adverse movements in foreign currency exchange rates. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We may also use derivatives, primarily foreign exchange forward contracts for which we do not apply hedge accounting treatment, to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We account for such derivatives at market value with the resulting gains and losses reflected within selling, general and administrative expenses, or SG&A, in our consolidated statements of operations. We do not have any derivatives designated as hedging instruments and we do not use derivative instruments for trading or speculative purposes.

Foreign Exchange Forward Contracts

        Generally, we enter into foreign exchange forward contracts with maturities of not more than 15 months. All foreign exchange forward contracts in effect as of March 31, 2010 and December 31, 2009 had maturities of 1 to 2 months. We report these contracts on a net basis. Net asset derivatives are included in other current assets and net liability derivatives are included in accrued expenses in our consolidated balance sheets.

        The following table summarizes the balance sheet classification of the fair value of these derivatives on both a gross and net basis as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	Unrealized Gain/Loss on Foreign Exchange Forward Contracts
			As Reported
	Gross		Net
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
As of:	Other current assets	Accrued expenses	Other current assets	Accrued expenses
March 31, 2010	$1,338	$637	$701	$—
December 31, 2009	$9,834	$5,550	$4,284	$—

        Total foreign exchange (gains) and losses included in SG&A in our consolidated statements of operations includes unrealized and realized (gains) and losses related to both our foreign exchange forward contracts and our foreign currency assets and liabilities. The net impact of our overall unrealized and realized foreign exchange (gains) and losses for both the three months ended March 31, 2010 and 2009 was not significant.

        The following table summarizes the effect of the unrealized and realized net gains related to our foreign exchange forward contracts on our consolidated statements of operations for the three months ended March 31, 2010 and 2009 (amounts in thousands):

		Three Months Ended March 31,
	Statement of Operations Location
Derivative Instrument		2010	2009
Foreign exchange forward contracts	SG&A	$(5,041)	$(10,828)

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

4. Net Income (Loss) Per Share

        The following table sets forth our computation of basic and diluted net income (loss) per common share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income (loss)—basic and diluted	$(114,948)	$195,486

Shares used in computing net income (loss) per common share—basic	266,251	270,854
Effect of dilutive securities(1):
Stock options(2)	—	5,553
Restricted stock units	—	1,138
Other	—	83

Dilutive potential common shares	—	6,774

Shares used in computing net income (loss) per common share—diluted(1,2)	266,251	277,628

Net income (loss) per common share:
Basic	$(0.43)	$0.72

Diluted	$(0.43)	$0.70

(1)
For the three months ended March 31, 2010, basic and diluted net loss per share are the same. We did not include the securities described in the following table in the computation of diluted net loss per share because these securities would have an anti-dilutive effect due to our net loss for the period (amounts in thousands):

Three Months Ended March 31, 2010
Stock options	2,949
Restricted stock units	2,534
Other	247

Total shares excluded from calculation of diluted loss per share	5,730

(2)
We did not include the securities described in the following table in the computation of diluted earnings (loss) per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Shares issuable upon exercise of outstanding options	20,648	8,650

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5. Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the periods presented are as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(114,948)	$195,486

Other comprehensive income (loss):
Foreign currency translation adjustments	(125,477)	(120,148)

Pension liability adjustments, net of tax(1)	(9)	—

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	3,638	(20,607)
Reclassification adjustment of gains included in net income (loss), net of tax	(1,178)	(197)

Unrealized gains (losses) on securities, net of tax(2)	2,460	(20,804)

Other comprehensive loss	(123,026)	(140,952)

Comprehensive income (loss)	$(237,974)	$54,534

(1)
Tax amounts for all periods were not significant.

(2)
Net of $(1.4) million of tax for the three months ended March 31, 2010 and $11.9 million of tax for the three months ended March 31, 2009.

6. Strategic Transactions

Purchase of Intellectual Property from EXACT Sciences Corporation

        On January 27, 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences Corporation, or EXACT Sciences, for our genetics business unit and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million at that time. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to research and development expenses in our consolidated statements of operations in March 2009. Additional amounts we paid during the first quarter of 2010 and will pay in the future to EXACT Sciences under this agreement are not significant.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

6. Strategic Transactions (Continued)

Purchase of In-Process Research and Development

        The following table sets forth the significant in-process research and development, or IPR&D, projects for the companies and assets we acquired between January 1, 2006 and March 31, 2010 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D		Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch
Bayer (2009)	$1,006.5	$458.7		alemtuzumab for MS—US	16%	2012
		174.2		alemtuzumab for MS—ex-US	16%	2013

		$632.9	(1)

Bioenvision, Inc., or Bioenvision (2007)	$349.9	$125.5	(2)	Clolar(3)	17%	2010-2016	(4)

AnorMED Inc., or AnorMED (2006)	$589.2	$526.8	(2)	Mozobil(5)	15%	2016

(1)
Capitalized as an indefinite-lived intangible asset.

(2)
Expensed on acquisition date.

(3)
Clolar is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other medical issues.

(4)
Year of expected launch reflects both the ongoing launch of products for currently approved indications and the anticipated launch of the products in the future for new indications.

(5)
Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for tumor sensitization.

Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition from Bayer was completed as of January 1, 2009. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as a gain on acquisition of business of $24.2 million, are included in the pro forma financial summaries for the period presented (amounts in thousands, except per share amounts):

Three Months Ended March 31, 2009
Total revenues	$1,197,060

Net income	$175,262

Net income per share:
Basic	$0.65

Diluted	$0.63

Weighted average shares outstanding:
Basic	270,854

Diluted	277,628

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7. Inventories

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Raw materials	$113,567	$123,434
Work-in-process	298,235	288,653
Finished goods	196,840	195,935

Total	$608,642	$608,022

        In order to build a small inventory buffer to help us more consistently manage the resupply of Cerezyme to patients in approximately 100 countries and reduce interruptions in shipping that occur in the absence of inventory, we began shipping 50% of Cerezyme demand at the end of February 2010. Although we achieved our goal of building a small inventory buffer for Cerezyme during the first quarter of 2010, we announced in April 2010 that the 50% shipping allocation will be extended due to an interruption in operations at our Allston facility at the end of March 2010. The interruption resulted from an unexpected city electrical power failure that compounded issues with the plant's water system. The issues have been corrected and the facility is operational. We estimate that we will need to continue the 50% shipping allocation for two to three months. We are currently assessing whether approximately $7 million in the aggregate of Cerezyme and Fabrazyme work-in-process material, the majority of which is Cerezyme, that was unfinished when the interruption occurred can be finished and expect to complete our assessment over the next month. If we determine that this Cerezyme and/or Fabrazyme material cannot be finished, we will have to write off that inventory as a charge to cost of products sold in our consolidated statements of operations in the second quarter of 2010.

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of a product. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. We have been working to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production, and have developed a new working cell bank for Fabrazyme that is in its second run. Regulatory approval of the new working cell bank is required. As of March 31, 2010, the amount of inventory for Fabrazyme related to the new working cell bank that has not yet been approved for sale was not significant.

Manufacturing-Related Charges

        We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we have temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility while repairs are made. We resumed production of sevelamer hydrochloride in May 2010. We anticipate that the facility will resume production of sevelamer carbonate in the fourth quarter of 2010. We believe that we have adequate supply levels to meet the current demand for both Renagel and Renvela and do not anticipate there will be any supply constraints for either product while the facility undergoes repairs. During the first quarter of 2010, we recorded a total of $7.5 million of expenses, net of $3.0 million of insurance reimbursements, to cost of products sold in our consolidated statements of operations for

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7. Inventories (Continued)

Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses.

8. Goodwill and Other Intangible Assets

        The following table contains the change in our goodwill during the three months ended March 31, 2010 (amounts in thousands):

	Personalized Genetic Health	Renal and Endocrinology	Biosurgery	Hematology and Oncology	Multiple Sclerosis	Other	Total
Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$261,631	$1,725,400
Accumulated impairment losses(1)	—	—	(102,792)	—	—	(219,245)	(322,037)

Balance as of December 31, 2009	339,563	319,882	7,584	375,889	318,059	42,386	1,403,363
Net exchange differences arising during the period	—	—	—	—	—	494	494
Other changes in carrying amounts during the period	—	—	—	—	—	296	296

Balance as of March 31, 2010	$339,563	$319,882	$7,584	$375,889	$318,059	$43,176	$1,404,153

Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$262,421	$1,726,190
Accumulated impairment losses(1)	—	—	(102,792)	—	—	(219,245)	(322,037)

Balance as of March 31, 2010	$339,563	$319,882	$7,584	$375,889	$318,059	$43,176	$1,404,153

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Finite-lived other intangible assets:
Technology(1)	$1,939,700	$(896,937)	$1,042,763	$2,180,232	$(877,611)	$1,302,621
Distribution rights(2)	446,374	(246,832)	199,542	440,521	(227,726)	212,795
Patents	188,652	(135,209)	53,443	188,651	(131,898)	56,753
License fees	98,586	(48,576)	50,010	98,647	(47,052)	51,595
Customer lists	88,448	(46,306)	42,142	87,423	(43,822)	43,601
Trademarks	60,621	(48,984)	11,637	60,608	(47,623)	12,985

Total finite-lived other intangible assets	2,822,381	(1,422,844)	1,399,537	3,056,082	(1,375,732)	1,680,350
Indefinite-lived other intangible assets:
IPR&D	632,912	—	632,912	632,912	—	632,912

Total other intangible assets	$3,455,293	$(1,422,844)	$2,032,449	$3,688,994	$(1,375,732)	$2,313,262

(1)
For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to our consolidation of the results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheets.

(2)
Includes an additional $5.9 million for the three months ended March 31, 2010 for additional payments made or accrued in connection with the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. As of March 31, 2010, the contingent royalty payments to Wyeth payable under the agreement are substantially complete. We completed the contingent royalty payments to Wyeth related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Wyeth related to sales of the product outside of the United States by the end of 2010, the amount of which is not significant.

        All of our finite-lived other intangible assets are amortized over their estimated useful lives.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        As of March 31, 2010, the estimated future amortization expense for our finite-lived other intangible assets for the remainder of fiscal year 2010, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Revenue- Based Amortization Expense(1)	Estimated Other Amortization Expense	Total Estimated Amortization Expense(1)
2010 (remaining nine months)	$82,704	$137,218	$219,922
2011	119,184	175,081	294,265
2012	87,705	148,272	235,977
2013	28,970	131,432	160,402
2014	23,696	109,116	132,812
Thereafter	19,992	352,984	372,976

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

9. Investment in BioMarin/Genzyme LLC

        We and BioMarin Pharmaceutical Inc., or BioMarin, have entered into agreements to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis, or MPS, I. Under the relationship, an entity we formed with BioMarin in 1998 called BioMarin/Genzyme LLC has licensed all intellectual property related to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights. We are required to pay BioMarin a tiered royalty payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

        Prior to January 1, 2010, we determined that we were the primary beneficiary of BioMarin/Genzyme LLC and, as a result, we:

  •
  consolidated the income (losses) of BioMarin/Genzyme LLC and recorded BioMarin's portion of BioMarin/Genzyme LLC's income (losses) as minority interest in our consolidated statements of operations; and

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

9. Investment in BioMarin/Genzyme LLC (Continued)

  •
  recorded the assets and liabilities of BioMarin/Genzyme LLC in our consolidated balance sheets at fair value.

        Effective January 1, 2010, in accordance with new guidance we adopted for consolidating variable interest entities, we were required to reassess our designation as primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity's economic performance is the primary beneficiary. We have concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is, in fact, shared equally between us and BioMarin through our commercialization rights and BioMarin's manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations. For the three months ended March 31, 2010, the results of BioMarin/Genzyme LLC and our portion of the results of BioMarin/Genzyme LLC were not significant.

10. Investment in Isis Pharmaceuticals, Inc. Common Stock

        As of March 31, 2010, our investment in Isis common stock had a carrying value of $80.1 million, or $16.02 per share, and a fair market value of $54.7 million, or $10.93 per share. The closing price per share of Isis common stock exhibited volatility during 2009 and the three months ended March 31, 2010 and has remained below our historical cost since September 1, 2009, with closing prices subsequent to that date ranging from a high of $15.69 per share to a low of $8.66 per share. We considered all available evidence in assessing the decline in value of our investment in Isis common stock, including investment analyst reports and Isis's expected results and future outlook, none of which suggests that the decline would be "other than temporary." Currently, the average 12-month price estimate for Isis common stock among some analysts is approximately $16 per share. As a result of our analysis, as of March 31, 2010, we consider the $25.5 million unrealized loss on our investment in Isis common stock to be temporary. We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if the decline in value has become "other than temporary," we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

11. Stockholders' Equity

Long-Term Incentive Program for Senior Executives

        From 2007 through 2009, our long-term incentive program for senior executives was comprised of equity awards in the form of time vesting stock options and time vesting RSUs. Beginning with 2010, the equity vehicles for our long-term incentive program for senior executives includes a combination of:

  •
  time vesting stock options; and

  •
  performance and market vesting awards comprised of PSUs, tied to the achievement of pre-established performance and market goals over a three-year performance period, and cash.

Approximately half of each senior executive's grant consists of time vesting stock options with the remainder in PSUs.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        For the 2010 through 2012 performance period, the performance metrics are:

  •
  cash flow return on invested capital; and

  •
  relative total shareholder return, or R-TSR, measured against the performance of a subset of biotechnology peer companies (currently 28 companies) in the S&P 500 Health Care Index.

        Each metric is weighted equally. For both metrics, performance between the threshold level and the target level will be awarded in PSUs. The PSUs will be paid out in shares of our stock at the end of the three-year period if performance between the threshold level and target level is achieved. If performance above the target level is achieved, the portion of the award above the target level will be paid out in cash up to a predetermined maximum cash award. Since it is possible that the PSUs may not pay out at all, it is completely "at risk" compensation.

        In January 2010, the compensation committee of our board of directors approved a range for the three-year cash flow return on invested capital metric of 85% to 115%. For performance between 85% and 100% of the cash flow return on invested capital target, the payout range is 50% to 100% of the senior executive's target PSU award associated with this performance measure. Performance between 101% and 115% of the cash flow return on invested capital target will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum.

        The committee also approved the following performance levels for R-TSR:

Performance Level	Percentile Rank
Threshold	40th
Target	65th
Maximum	75th

        For performance between the R-TSR threshold and target levels, the payout range is 35% to 100% of the senior executive's target PSU award associated with this performance measure. R-TSR performance between the target and maximum levels will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum.

        If a participating senior executive's employment is terminated before the end of the performance period because of death, disability or retirement, payment of the PSU will be pro-rated to the date of termination based upon the company's actual achievement of performance levels at the end of the performance period. Upon a change in control, payment of a PSU will be paid out at the target performance level and pro-rated to the date of the change of control.

PSUs

        During February and March 2010, we granted a total of 214,386 PSUs with a weighted average grant date fair value of $50.10 per share to senior executives under our 2004 Equity Plan. The PSUs are subject to the attainment of certain performance criteria established at the beginning of the performance period, as described above, and cliff vest at the end of the performance period, which ends December 31, 2012. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

        The fair value of PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, is estimated based on the market value of our stock on the date of grant. We use a lattice model with a Monte Carlo simulation to determine the fair value of PSUs subject to the R-TSR performance metric, which includes both market and service conditions. The lattice model requires various highly judgmental assumptions to determine the fair value of the awards. This model samples paths of our stock price and the stock prices of a group of peer companies in the S&P 500 Health Care Index, which we refer to as the Peer Group, and calculates the resulting change in cash flow multiple at the end of the forecasted performance period. This model iterates these randomly forecasted results until the distribution of results converge on a mean or estimated fair value.

        We used the following assumptions to determine the fair value of these awards:

For the Three Months Ended March 31, 2009
Expected dividend yield	0%
Range of risk free rate of return	1.33%-1.45%
Range of our expected stock price volatility	35.11%-36.06%
Range of Peer Group expected stock price volatility	21.27%-60.32%
Range of our average closing stock prices on the grant dates	$51.83-$56.50
Range of Peer Group average closing stock prices on the grant dates	$7.22-$348.13
Range of our historical total shareholder return on the grant dates	5.75%-15.28%
Range of historical total shareholder return for the Peer Group on the grant dates	(19.78)%-23.22%

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Pre-tax stock-based compensation, net of estimated forfeitures	$(47,641)	$(44,606)
Less: tax benefit from stock options	13,072	12,589

Total stock-based compensation expense, net of tax	$(34,569)	$(32,017)

Effect per common share:
Basic and Diluted	$(0.13)	$(0.12)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense capitalized to inventory	$3,802	$3,412

        We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

At March 31, 2010, there was $209.5 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 1.6 years.

12. Commitments and Contingencies

Pending FDA Consent Decree

        In March 2010, the FDA notified us that it intended to take enforcement action to ensure that products manufactured at our Allston facility are made in compliance with good manufacturing practice, or GMP, regulations. We have received a draft consent decree from the FDA that provides for a potential up-front disgorgement of past profits of $175.0 million, which we have recorded as a charge to SG&A in our consolidated statements of operations for the first quarter of 2010 and as an increase to accrued expenses on our consolidated balance sheet as of March 31, 2010. We recorded this charge during the first quarter of 2010 because it is probable that we will have to pay this amount to the FDA and we can reasonably estimate the amount that will be paid. In addition, if the fill-finish operations at our Allston facility are still operating after deadlines for domestic and exported products, the draft provides for disgorgement of 18.5% of revenues from sales of products manufactured and distributed from our Allston facility after those deadlines. We and the FDA are having discussions regarding appropriate deadlines for moving fill-finish operations, as well as the details of the disgorgement provisions. Finally, if fill-finish operations are moved from our Allston facility but certain remediation

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

actions relating to overall GMP compliance are not met by deadlines over the coming years in a remediation plan to be approved by the FDA, the draft provides for payment of $15,000 per day per violation until the compliance milestones are met.

        We expect that the FDA will allow us to continue to ship our Cerezyme, Fabrazyme and Myozyme products that are produced or fill-finished at our Allston facility because the FDA has determined that these products meet the definition of "medical necessity" that would justify continued production of these products at Allston during the enforcement period. The FDA, however, has made a preliminary determination that Thyrogen, which is fill-finished at our Allston facility, does not meet the FDA's definition and may require us to cease fill-finishing the product at Allston when we enter into the consent decree. We are actively negotiating with the FDA the terms of the consent decree and presenting our view that there is also patient need for uninterrupted supply of Thyrogen. We expect that the negotiations will be completed during the second quarter of 2010.

Legal Proceedings

Federal Securities Litigation

        In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys' and experts' fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009. We intend to defend this lawsuit vigorously.

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

Shareholder Derivative Actions

        In December 2009, two actions were filed by shareholders derivatively for Genzyme's benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed (the "District Court Actions"). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter and in February and March 2010, two additional derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders' respective demand letters (collectively, the "State Court Actions").

        The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing Genzyme to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. The plaintiffs generally seek, among other things, judgment in favor of Genzyme for the amount of damages sustained by Genzyme as a result of the alleged breaches of fiduciary duty, disgorgement to Genzyme of proceeds that certain of our directors and executive officers received from sales of Genzyme stock and all proceeds derived from their service as directors or executives of Genzyme, and reimbursement of plaintiffs' costs, including attorneys' and experts' fees. The District Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. In the State Court Actions, the parties are working to consolidate all three lawsuits. We intend to defend these lawsuits vigorously.

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

Other Matters

        We are party to a legal action brought by Kayat pending before the District Court in Nicosia, Cyprus. Kayat alleges that we breached a 1996 distribution agreement under which we granted Kayat the right to distribute melatonin tablets in the Ukraine, primarily by not providing products or by

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

providing non-conforming products. Kayat further claims that due to the alleged breach, it suffered lost profits that Kayat claims it would have received under agreements it alleges it had entered into with subdistributors. Kayat also alleges common law fraud and violations of Mass. Gen. L. c. 93A and the Racketeer Influenced and Corrupt Organizations Act. Kayat filed its suit on August 8, 2002 and a trial began in Cyprus in December 2009. Kayat seeks damages for its legal claims and for expenses it claims it has incurred, including legal fees and advertising, promotion and other out-of-pocket expenses. We believe we acted appropriately in all regards, including properly terminating the agreement when we decided to exit the melatonin business, and we intend to defend this lawsuit vigorously.

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

13. Benefit from (Provision for) Income Taxes

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Benefit from (provision for) income taxes	$61,799	$(78,884)
Effective tax rate	35%	29%

        Our effective tax rate for both periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  domestic manufacturing benefits;

  •
  benefits related to tax credits;

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13. Benefit from (Provision for) Income Taxes (Continued)

  •
  tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions;

  •
  tax expenses in the amount of $10.7 million resulting from the remeasurement of the deferred tax assets related to our acquisition from Bayer in 2009 for the three months ended March 31, 2010; and

  •
  non-deductible stock-based compensation expenses totaling $11.9 million for the three months ended March 31, 2010, as compared to $9.7 million for the three months ended March 31, 2009.

        We are currently under audit by various states and foreign jurisdictions for various years. We believe that we have provided sufficiently for all audit exposures. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year will likely result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

14. Segment Information

        We present segment information in a manner consistent with the method we use to report this information to our management. Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units amongst our segments and adopted new names for certain of our reporting segments. Under the new reporting structure, we are organized into five reporting segments as described above in Note 1., "Description of Business," to these consolidated financial statements. We have revised our 2009 segment disclosures to conform to our 2010 presentation.

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Personalized Genetic Health(1)	$392,504	$549,960
Renal and Endocrinology	252,423	242,468
Biosurgery	137,366	119,522
Hematology and Oncology(2)	156,310	88,573
Multiple Sclerosis(2)	—	7,291
Other	135,859	140,603
Corporate	11	454

Total	$1,074,473	$1,148,871

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Income (loss) before income taxes:
Personalized Genetic Health(1,3)	$(27,024)	$351,795
Renal and Endocrinology	114,542	106,062
Biosurgery	28,993	28,332
Hematology and Oncology(2)	8,388	(2,985)
Multiple Sclerosis(2)	(89,925)	(16,445)
Other(4)	4,228	(4,798)
Corporate(5)	(215,949)	(187,591)

Total	$(176,747)	$274,370

(1)
Includes the impact of supply constraints for Cerezyme and Fabrazyme.

(2)
On May 29, 2009, we acquired the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer. As of that date, we ceased recognizing research and development revenue for Bayer's reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs for alemtuzumab for MS that will be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

Includes contingent consideration expense of $21.4 million for our Hematology and Oncology reporting segment and $41.1 million for our Multiple Sclerosis reporting segment for the three months ended March 31, 2010 for which there were no comparable amounts for the same period of 2009.

(3)
Includes a charge of $175.0 million recorded to SG&A for the three months ended March 31, 2010 for the potential up-front disgorgement of past profits provided for in the draft consent decree we received from the FDA. We recorded this charge because it is probable that we will have to pay this amount to the FDA and we can reasonably estimate the amount that will be paid.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2010	December 31, 2009
Segment Assets(1):
Personalized Genetic Health(2)	$1,356,806	$1,525,602
Renal and Endocrinology	1,230,601	1,283,731
Biosurgery	482,487	509,064
Hematology and Oncology	1,388,832	1,406,684
Multiple Sclerosis	951,327	956,448
Other	460,917	462,978
Corporate(3)	3,983,825	3,916,217

Total	$9,854,795	$10,060,724

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to our consolidation of the results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheet.

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Cash, cash equivalents, short- and long-term investments in debt securities	$961,699	$1,049,700
Deferred tax assets, net	582,688	555,242
Property, plant & equipment, net	1,813,697	1,787,054
Investments in equity securities	79,881	74,438
Other	545,860	449,783

Total	$3,983,825	$3,916,217

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

        Note: All references to increases or decreases for the three months ended March 31, 2010 are as compared to the three months ended March 31, 2009.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer, transplant and immune disease, and diagnostic testing. Our commitment to innovation continues today with a substantial development program focused on these fields, as well as cardiovascular disease, neurodegenerative diseases, and other areas of unmet medical need.

        We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Personalized Genetic Health, which develops, manufactures and distributes therapeutic products with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and cardiovascular disease. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme, Aldurazyme and Elaprase and royalties earned on sales of Welchol;

  •
  Renal and Endocrinology, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure, and endocrine and immune-mediated diseases. The unit derives substantially all of its revenue from sales of Renagel/Renvela (including sales of bulk sevelamer), Hectorol and Thyrogen;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial-based products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives substantially all of its revenue from sales of Synvisc/Synvisc-One and the Sepra line of products;

  •
  Hematology and Oncology, which develops, manufactures and distributes products for the treatment of cancer, the mobilization of hematopoietic stem cells and the treatment of transplant rejection and other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Mozobil, Thymoglobulin, Clolar, Campath, Fludara and Leukine; and

  •
  Multiple Sclerosis, which is developing a product for the treatment of MS.

        Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

  •
  our former Genetic Diseases reporting segment is now referred to as "Personalized Genetic Health," or "PGH," and now includes our cardiovascular business unit, which previously was reported under the caption "Cardiometabolic and Renal," and our Welchol product line, which previously was reported as part of our bulk pharmaceuticals business unit under the caption "Other;"

  •
  our former Cardiometabolic and Renal reporting segment is now referred to as "Renal and Endocrinology" and now includes our immune-mediated diseases business unit, which previously was reported under the caption "Other," but no longer includes our cardiovascular business unit; and

  •
  our former Hematologic Oncology segment is now referred to "Hematology and Oncology" and now includes our transplant business unit, which previously was reported under the caption "Other," but no longer includes our multiple sclerosis business unit, which is now reported as a separate reporting segment called "Multiple Sclerosis."

        We report the activities of the following business units under the caption "Other": our genetic testing business unit, which provides testing services for the oncology, prenatal and reproductive markets; and our diagnostic products and pharmaceutical intermediates business units. These operating segments did not meet the quantitative threshold for separate segment reporting.

        We report our corporate, general and administrative operations and corporate science activities under the caption "Corporate."

        We have revised our 2009 segment disclosures to conform to our 2010 presentation.

        On May 6, 2010, we announced that we plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Options could include divestiture, spin-out or management buy-out. In 2009, our genetic testing business unit had revenue of approximately $317 million and revenue for our diagnostic products business unit was approximately $167 million. We expect these transactions to be completed in 2010.

STRATEGIC TRANSACTIONS

Acquisition from Bayer

        On May 29, 2009, we completed a transaction with Bayer to:

  •
  exclusively license worldwide rights to commercialize alemtuzumab for MS;

  •
  exclusively license worldwide rights to alemtuzumab for B-cell chronic lymphocytic leukemia, or B-CLL, and all other indications, except for solid organ transplant (we refer to alemtuzumab for oncology indications as Campath);

  •
  exclusively license Bayer's worldwide rights to the oncology products Fludara and Leukine; and

  •
  acquire a new Leukine manufacturing facility located in Lynnwood, Washington, contingent upon the facility receiving FDA approval, which is expected in late 2011.

        Prior to this transaction, we shared with Bayer the development and certain commercial rights to alemtuzumab for MS and Campath and received two-thirds of Campath net profits on U.S. sales and a royalty on foreign sales. Under our new arrangement with Bayer, prior to regulatory approval of alemtuzumab for MS, we have primary responsibility for the product's development while Bayer continues to fund development at the levels specified under the previous agreement and participates in a development steering committee. We have worldwide commercialization rights, with Bayer retaining an option to co-promote alemtuzumab for MS. In exchange for the above, Bayer is eligible to receive contingent purchase price payments based on revenues from sales of the products and achievement of sales-based milestones. We will also pay Bayer to acquire the Leukine manufacturing facility following its FDA approval. The terms of these contingent purchase price payments are described in more detail in our 2009 Form 10-K. These contingent purchase price payments could amount to over $2.9 billion in total and extend, in certain circumstances, over more than ten years.

        The transaction was accounted for as a business combination and is included in our results of operations beginning on May 29, 2009, the date of acquisition. The results for Campath, Fludara and Leukine are included in our Hematology and Oncology reporting segment and the results for alemtuzumab for MS are included in our Multiple Sclerosis reporting segment. The fair value of the total consideration for this transaction was $1.01 billion, consisting of $42.4 million of cash payments net of refundable cash deposits, and $964.1 million of contingent consideration obligations. We allocated the purchase price to the identifiable assets acquired in this transaction based on their estimated fair values as of the date of acquisition, of which $136.4 million was allocated to inventory and $894.3 million was allocated to intangible assets. We recognized a gain on acquisition of business of $24.2 million in our consolidated statements of operations for the second quarter of 2009 representing the amount by which the fair value of the acquired assets of $1.03 billion exceeded the fair value of the purchase price of $1.01 billion.

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

        As of December 31, 2009, the fair value of the total contingent consideration obligations was $1.02 billion. During the three months ended March 31, 2010:

  •
  we paid $31.6 million of cash for contingent consideration payments to Bayer; and

  •
  foreign currency exchange rate fluctuations favorably impacted the contingent consideration obligations resulting in a reduction of $12.5 million.

As of March 31, 2010, the fair value of the total contingent consideration obligations increased to $1.03 billion primarily due to changes in the assumed timing and amount of revenue and expense estimates. Accordingly, we recorded a total of $62.5 million of contingent consideration expense, of which $35.5 million is related to changes in estimates, in our consolidated statements of operations for the three months ended March 31, 2010 to reflect the increase in fair value, including $21.4 million for our Hematology and Oncology reporting segment and $41.1 million for our Multiple Sclerosis reporting segment. In April 2010, we received $7.6 million of funding from Bayer for the development of alemtuzumab for MS.

Purchase of Intellectual Property from EXACT Sciences Corporation

        On January 27, 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences for our genetics business unit and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million at that time. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to research and development expenses in our consolidated statements of operations in March 2009. Additional amounts we paid during the first quarter of 2010 and amounts we will pay in the future to EXACT Sciences under this agreement are not significant.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our critical accounting policies and significant judgments and estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in Part II., Item 7. to our 2009 Form 10-K. Excluding the addition of our policy for PSUs to our stock-based compensation policy, there have been no significant changes to our critical accounting policies or significant judgments and estimates since December 31, 2009. Additional information regarding our provisions and estimates for our product sales allowances, sales allowance reserves and accruals, and distributor fees and our revised stock-based compensation policy are included below.

Revenue Recognition

Product Sales Allowances

        Sales of many biotechnology products in the United States are subject to increased pricing pressure from managed care groups, institutions, government agencies and other groups seeking discounts. We and other biotechnology companies in the U.S. market are also required to provide statutorily defined rebates and discounts to various U.S. government agencies in order to participate in the Medicaid program and other government-funded programs. In most international markets, we operate in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. In some cases, we have estimated the potential impact of these allowances. The sensitivity of our estimates can vary by program, type of customer and geographic location. Estimates associated with Medicaid and other government allowances may become subject to adjustment in a subsequent period.

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

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Product sales allowances:
Contractual adjustments	$180,296	$136,180	$44,116	32%
Discounts	6,630	6,275	355	6%
Sales returns	7,809	6,523	1,286	20%

Total product sales allowances	$194,735	$148,978	$45,757	31%

Total gross product sales	$1,166,360	$1,186,222	$(19,862)	(2)%

Total product sales allowances as a percent of total gross product sales	17%	13%

        Total product sales allowances increased for the three months ended March 31, 2010, primarily due to:

  •
  $28.3 million for our Renal and Endocrinology reporting segment and $11.4 million for our Biosurgery reporting segment of increased contractual adjustments;

  •
  the addition of $14.4 million of product sales allowances related to sales of Campath, Fludara and Leukine, which we acquired from Bayer in May 2009; and

  •
  changes in our overall product mix.

        These increases were offset, in part, by a $11.2 million decrease in the aggregate product sales allowances for Cerezyme and Fabrazyme as a result of supply constraints. Total product sales allowances as a percentage of total gross product sales increased for the three months ended March 31, 2010, primarily due to decreased sales volumes for Cerezyme and Fabrazyme as a result of the supply constraints for which there was not a proportionate decrease in product sales allowances because these products generally have lower sales allowances.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased approximately 9% to approximately $257 million as of March 31, 2010, as compared to approximately $236 million as of December 31, 2009, primarily due to increased contractual adjustments for or Renal and Endocrinology reporting segment and changes in the timing of certain payments. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for the last three years.

Accounts Receivable Related to Sales in Greece

        Total accounts receivable in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 include sales to government-owned or supported healthcare facilities in Greece. These sales are subject to significant payment delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. The outstanding accounts receivable balances, net of reserves, held by our subsidiary in Greece related to such sales were approximately $57 million as of both March 31, 2010 and December 31, 2009. If significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

Healthcare Reform Legislation

        In March 2010, healthcare reform legislation was enacted in the United States. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

  •
  an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs and an increase of 17.1% for our drugs that are approved exclusively for pediatric patients;

  •
  the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

  •
  the expansion of the 340(B) PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals and healthcare centers (this provision, however, does not apply to orphan drugs); and

  •
  a requirement that the Medicaid rebate for a drug that is a "line extension" of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

These provisions did not have a significant impact on our results of operations or financial position for the first quarter of 2010.

        Effective October 1, 2010, the new legislation re-defines the Medicaid AMP such that the AMP and, consequently, the Medicaid rebate are expected to increase for some of our drugs, in particular those that offer discounted pricing to customers.

        Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the "donut hole". Also beginning in 2011, clinical laboratory fee schedule payments will be reduced 1.75% over a period of five years and we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization's percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid and VA, DOD and TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation. Final guidance relating to how we will be required to account for this fee is still pending, however, it is expected that the fee will be classified as either a reduction of net sales or an operating expense. The aggregated industry wide fee is expected to total approximately $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Beginning in 2013, a 2.3%

excise tax will be imposed on sales of all medical devices except retail purchases by the public intended for individual use.

        Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented. Although we are still assessing the full extent that the U.S. healthcare reform legislation may have on our business, we currently estimate that our revenues in the United States will be adversely impacted by less than approximately $20 million in 2010, with most of the impact occurring in the third and fourth quarters, and by approximately $30 million to $40 million in 2011.

        We expect that the United States Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. In addition, we anticipate seeing continued efforts to reduce healthcare costs in many other countries outside the United States. For example, in May 2010, the Greek health ministry imposed a flat mandatory discount of 27% on medicinal products above a certain price level. This discount, however, does not apply to our orphan drugs or Thymoglobulin. The Greek health ministry has stated that this newly imposed pricing is temporary and in two months the ministry will issue new pricing for most medicinal products based on the average of the three lowest prices in the European Union, and at that time, also determine the pricing for orphan products. As another example, the German government is expected to implement measures during the second half of 2010 that, among other things, increase mandatory discounts and impose a three-year price freeze on pharmaceutical prices, based on August 2009 pricing. We expect that our revenues would be negatively impacted if these or similar measures are implemented or maintained.

Distributor Fees

        Cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, is appropriately characterized as a reduction in revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

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

        We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$6,060	$4,247	$1,813	43%
Charged to SG&A	3,346	3,547	(201)	(6)%

Total distributor fees	$9,406	$7,794	$1,612	21%

Stock-Based Compensation

        We use the Black-Scholes model to value both service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, we recognize stock-based compensation expense based on the graded-vesting method. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

        We issue PSUs to our senior executives, which vest upon the achievement of certain financial performance goals, including cash flow return on investment and R-TSR. The fair value of PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, is based on the market value of our stock on the date of grant. We use a lattice model with a Monte Carlo simulation to value PSUs subject to the R-TSR performance metric, which is a market condition. We recognize compensation cost for our PSUs on a straight-lined basis over the requisite performance period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. In the case of PSUs subject to the R-TSR performance metric, if the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

        We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Product revenue	$971,625	$1,037,244	$(65,619)	(6)%
Service revenue	101,915	101,499	416	—

Total product and service revenue	$1,073,540	$1,138,743	$(65,203)	(6)%
Research and development revenue	933	10,128	(9,195)	(91)%

Total revenues	$1,074,473	$1,148,871	$(74,398)	(6)%

Product Revenue

        The following table sets forth our products and their related indications:

Reporting Segments	Products	Approved Indications
Personalized Genetic Health	Cerezyme	Gaucher disease
	Fabrazyme	Fabry disease
	Myozyme	Pompe disease
	Aldurazyme	MPS I
	Elaprase	MPS II
	Royalties earned on sales of Welchol	Reduction of LDL in patients with hypercholesterolemia
Renal and Endocrinology	Renagel/Renvela and bulk sevelamer	Control of serum phosphorus in patients with chronic kidney disease, or CKD, on dialysis and in Europe in CKD patients both on and not on dialysis with serum phosphorus above a certain level
	Hectorol	Secondary hyperparathyroidism in CKD patients
Thyrogen
An adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer and an adjunctive therapy in the ablation of remnant thyroid tissue in patients that have undergone thyroid removal
Biosurgery	Synvisc/Synvisc-One	Treatment of pain associated with osteoarthritis
	Sepra products	Prevention of adhesions following various surgical procedures in the abdomen and pelvis

Reporting Segments	Products	Approved Indications
Hematology and Oncology	Mozobil	Mobilization of hematopoietic stem cells
	Thymoglobulin	Immunosuppression of certain types of cells responsible for organ rejection in transplant patients and treatment of aplastic anemia
	Clolar	Acute leukemia
	Campath	Leukemia
	Fludara	Leukemia and lymphoma
	Leukine	Reduction of the incidence of severe and life-threatening infections in older adult patients with AML following chemotherapy and certain other uses
Other	Diagnostic products	Infectious disease and cholesterol testing products
	Pharmaceutical intermediates products	Pharmaceutical intermediates

        The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Personalized Genetic Health	$392,484	$549,923	$(157,439)	(29)%
Renal and Endocrinology	252,257	242,455	9,802	4%
Biosurgery	126,261	109,128	17,133	16%
Hematology and Oncology	156,291	86,644	69,647	80%
Other product revenue	44,332	49,094	(4,762)	(10)%

Total product revenue	$971,625	$1,037,244	$(65,619)	(6)%

Personalized Genetic Health

Regulatory and Manufacturing

        In March 2010, the FDA notified us that it intended to take enforcement action to ensure that products manufactured at our Allston facility are made in compliance with GMP regulations. We have received a draft consent decree from the FDA that provides for an up-front disgorgement of past profits of $175.0 million, which we have recorded as a charge to SG&A in our consolidated statements of operations for the first quarter of 2010 and as an increase to accrued expenses in our consolidated balance sheets as of March 31, 2010. In addition, if the fill-finish operations at our Allston facility is still operating after deadlines for domestic and exported products, the draft provides for disgorgement of 18.5% of revenues from sales of products manufactured and distributed from our Allston facility after those deadlines. We and the FDA are having discussions regarding appropriate deadlines for moving fill-finish operations, as well as the details of the disgorgement provisions. Finally, if fill-finish operations are moved from our Allston facility but certain remediation actions relating to overall GMP compliance are not met by deadlines over the coming years in a remediation plan to be approved by the FDA, the draft provides for payment of $15,000 per day per violation until the compliance milestones are met.

        We expect that the FDA will allow us to continue to ship our Cerezyme, Fabrazyme and Myozyme products that are produced or fill-finished at our Allston facility because the FDA has determined that these products meet the definition of "medical necessity" that would justify continued production of these products at Allston during the enforcement period. The FDA, however, has made a preliminary determination that Thyrogen, which is fill-finished at our Allston facility, does not meet the FDA's definition and may require us to cease fill-finishing the product at Allston when we enter into the consent decree. We are actively negotiating with the FDA the terms of the consent decree and presenting our view that there is also patient need for uninterrupted supply of Thyrogen. We expect that the negotiations will be completed during the second quarter of 2010.

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

        We resumed Cerezyme shipments in the fourth quarter of 2009. In order to build a small inventory buffer to help us more consistently manage the resupply of Cerezyme to patients in approximately 100 countries and reduce interruptions in shipping that occur in the absence of inventory, we began shipping 50% of Cerezyme demand at the end of February 2010. Although we achieved our goal of building a small inventory buffer during the first quarter of 2010, we announced in April 2010 that the 50% shipping allocation will be extended due to an interruption in operations at our Allston facility at the end of March 2010. The interruption resulted from an unexpected city electrical power failure that compounded issues with the plant's water system. The issues have been corrected and the facility is operational.

        We resumed shipments of vials of Fabrazyme at the beginning of the first quarter of 2010 and have been shipping Fabrazyme to meet approximately 30% of global demand. We have been working to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production, and have developed a new working cell bank for Fabrazyme that is in its second run.

        On April 21, 2010, we announced our estimate that we would need to continue the 50% shipping allocation for Cerezyme for two to three months and the 30% shipping allocation for Fabrazyme through the third quarter of 2010. At that time, we also announced that we expect to provide more precise supply updates for Cerezyme and Fabrazyme within a month, once additional information is available about whether we are able to finish approximately $7 million in the aggregate of Cerezyme and Fabrazyme work-in-process material, the majority of which is Cerezyme, that was unfinished when the interruption of operations occurred at our Allston facility, the productivity and timing for regulatory clearance of the new Fabrazyme working cell bank, the impact of the pending consent decree on product release timelines and our assessment for global demand.

        We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until our new Framingham manufacturing facility is approved, which is anticipated to take place in late 2011. Any additional manufacturing delays will likely impact supply of these products. We are also working to transition fill-finish operations out of our Allston facility to our Waterford, Ireland plant and to a contract manufacturer. The fill-finish area of the Waterford facility is being expanded to accommodate the long-term growth of our PGH products, and we currently anticipate receiving approval of this new capacity in 2011.

        We are pursuing FDA approval of alglucosidase alfa produced using a larger bioreactor scale process, which we refer to as Lumizyme in the United States. Since 2008, we had been seeking approval of the product in the United States using a 2000L scale process, but we stopped manufacturing the product at this scale in 2009. In November 2009, we received a complete response letter from the FDA regarding our application to produce at the 2000L scale stating that satisfactory resolution of deficiencies related to our Allston facility were required before the Lumizyme application could be approved. Based on subsequent conversations with the FDA, we decided to seek approval of the product produced at our Geel, Belgium facility using a 4000L scale process, which will also be known as Lumizyme in the United States. We submitted an amendment to the 2000L BLA to the FDA in December 2009, which the FDA has assigned a June 17, 2010 action date under the Prescription Drug User Fee Act, or PDUFA. Production of alglucosidase alfa at the larger 4000L scale is required to fulfill global demand. In Europe, we received approval for the 4000L scale process in February 2009 and, as of the first quarter of 2010, the majority of markets outside of the United States have transitioned to the 4000L scale product. At our Geel, Belgium facility, we are adding a third bioreactor for the production of Myozyme and approval is anticipated in mid-2011.

Personalized Genetic Health Product Revenue

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Cerezyme	$179,147	$295,970	$(116,823)	(39)%
Fabrazyme	53,241	122,201	(68,960)	(56)%
Myozyme	86,059	67,392	18,667	28%
Aldurazyme	39,897	36,837	3,060	8%
Other Personalized Genetic Health	34,140	27,523	6,617	24%

Total Personalized Genetic Health	$392,484	$549,923	$(157,439)	(29)%

        PGH product revenue decreased for the three months ended March 31, 2010, primarily due to:

  •
  the temporary suspension of production at our Allston facility in June 2009 during a time of already low levels of inventory for Cerezyme and Fabrazyme, resulting in supply constraints for Cerezyme and Fabrazyme since that time; offset, in part, by:

  •
  favorable exchange rate fluctuations; and

  •
  continued growth in sales volume for Myozyme, Aldurazyme and other PGH products, primarily Elaprase.

Cerezyme and Fabrazyme

        The supply constraint for Cerezyme adversely impacted Cerezyme revenue by $126.5 million for the three months ended March 31, 2010. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Cerezyme revenue by $7.4 million for the three months ended March 31, 2010. Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Sales of Cerezyme were approximately 17% of our total revenue for the three months ended March 31, 2010, which reflect periods of supply constraint, as compared to approximately 26% for the same period in 2009.

        The supply constraint for Fabrazyme adversely impacted Fabrazyme revenue by $72.6 million for the three months ended March 31, 2010. The strengthening of foreign currencies, primarily the Euro,

against the U.S. dollar, positively impacted Fabrazyme revenue by $2.1 million for the three months ended March 31, 2010.

        The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors and our future sales may be negatively affected by competitive products that are being developed by Shire Human Genetic Therapies Inc., or Shire, and Protalix Biotherapeutics Ltd., or Protalix. After our products experienced supply constraints, Shire and Protalix were able to offer their developmental therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved treatment investigational new drug application, or IND, protocol and to patients in the European Union and other countries through pre-approval access programs. Shire submitted a new drug application, or NDA, to the FDA for its therapy in August 2009 and a Market Authorization Application, or MAA, to the European Medicines Agency, or EMA, in November 2009. Shire received marketing approval for its therapy from the FDA in late February 2010 and announced that it will price this therapy at a 15% savings over Cerezyme. Protalix submitted its NDA to the FDA in December 2009. Outside of the United States, Fabrazyme currently competes with Replagal, a product marketed by Shire. The FDA, however, has approved a treatment IND for Replagal and Shire has submitted a biologics license application, or BLA, with the FDA for this product and been granted "fast track" designation.

        We are aware that some Gaucher and Fabry patients have switched to one of our competitors' therapies during the period of supply constraint and there is a risk that they may not switch back to our products, which would result in the loss of additional revenue for us. In April 2010, the EMA advised physicians to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. We also have encouraged patients to switch to competitors products during the period of supply constraint. These actions may result in additional patients switching to our competitors' therapies. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraint present the risk that physicians and patients will not resume prior treatment or dosage levels after the supply constraint has ended, potentially resulting in further loss of revenue for us.

Myozyme/Lumizyme

        Myozyme revenue increased for the three months ended March 31, 2010 due to increased patient identification outside of the United States following the European approval in February 2009 of the product produced at our Belgium facility using the 4000L scale process. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Myozyme revenue by $3.8 million for the three months ended March 31, 2010.

        We have provided alglucosidase alfa free of charge since 2007 under a temporary access program, and in December 2009 we agreed with the FDA to work with the 81 active study sites in the United States to enroll additional patients into this program. We plan to keep open the temporary access program until commercial approval of Lumizyme produced using the 4000L scale process in the United States. We are currently providing therapy free of charge to more than 200 patients in the United States. We have received a June 17, 2010 PDUFA date in connection with our supplemental BLA for Lumizyme produced at the 4000L scale. If the FDA approves Lumizyme, we would expect revenues for the product to increase in 2011.

Aldurazyme

        Aldurazyme revenue increased for the three months ended March 31, 2010 due to increased patient identification worldwide as Aldurazyme was introduced into new markets. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Aldurazyme revenue by $1.7 million for the three months ended March 31, 2010.

Other Personalized Genetic Health

        Other PGH product revenue increased for the three months ended March 31, 2010, primarily due to increased sales of Elaprase attributable to the continued identification of new patients in our territories. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, had no significant impact on Other PGH product revenue for the three months ended March 31, 2010.

Renal and Endocrinology

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Renagel/Renvela (including sales of bulk sevelamer)	$164,607	$170,599	$(5,992)	(4)%
Hectorol	42,025	33,030	8,995	27%
Thyrogen	45,625	38,826	6,799	18%

Total Renal and Endocrinology	$252,257	$242,455	$9,802	4%

        Sales of Renagel/Renvela, including sales of bulk sevelamer, decreased for the three months ended March 31, 2010, primarily due to the effect of Renagel pricing in Brazil and the conversion of patients to Renvela in the United States. These effects were offset, in part, by increased end-user demand. In 2009, we decreased the price of Renagel in Brazil in connection with successfully negotiating a government tender in the face of competition from two similar products that had been approved in that country. Total revenue for Renagel/Renvela, including sales of bulk sevelamer, reflects the increasing percentage of Renvela sales within the United States. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Renagel revenue by $6.4 million for the three months ended March 31, 2010.

        We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we have temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility while repairs are made. We resumed production of sevelamer hydrochloride in May 2010. We anticipate that the facility will resume production of sevelamer carbonate in the fourth quarter of 2010. We believe that we have adequate supply levels to meet the current demand for both Renagel and Renvela and do not anticipate there will be any supply constraints for either product while the facility undergoes repairs. During the first quarter of 2010, we recorded a total of $7.5 million of expenses, net of $3.0 million of insurance reimbursements, to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses.

        Sales of Hectorol increased for the three months ended March 31, 2010, primarily due to price increases in the second and fourth quarters of 2009. Sales of Hectorol also include an increase in sales volume due to the addition of the Hectorol 1mcg capsule formulation in August 2009.

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

        In addition, our ability to maintain sales of Renagel/Renvela and Hectorol will depend on many other factors, including the availability of coverage and reimbursement under patients' health insurance and prescription drug plans and the ability of health care providers to improve patients' compliance with their prescribed doses. Also, the accuracy of our estimates of fluctuations in the payor mix and our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel/Renvela and Hectorol with our wholesalers could impact the revenue from our Renal and Endocrinology reporting segment that we record from period to period.

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

        Sales of Thyrogen increased for the three months ended March 31, 2010, primarily due to worldwide volume growth, driven by an increase in the use of the product in thyroid remnant ablation procedures and a price increase in July 2009. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Thyrogen revenue by $1.5 million for the three months ended March 31, 2010. As described above, we are negotiating a consent decree with the FDA with respect to our Allston facility, where Thyrogen is fill-finished. The FDA has made a preliminary determination that Thyrogen does not meet the FDA's definition of "medical necessity" that would justify continued production at Allston during the enforcement period, and may require us to cease fill-finishing the product when we enter into the consent decree. During our negotiations with the FDA, we are presenting our view that there is patient need for uninterrupted supply of Thyrogen. In October 2009, we initiated a process to transfer Thyrogen fill-finish operations to a contract manufacturer. Depending on the timing and terms of the final consent decree and the time required to receive FDA approval for our contract manufacturer, we could experience supply constraints for Thyrogen.

Biosurgery

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Synvisc/Synvisc-One	$79,507	$63,171	$16,336	26%
Sepra products	37,177	34,304	2,873	8%
Other Biosurgery	9,577	11,653	(2,076)	(18)%

Total Biosurgery	$126,261	$109,128	$17,133	16%

        Biosurgery product revenue increased for the three months ended March 31, 2010, primarily due to increased sales for Synvisc/Synvisc-One due to the addition of Synvisc-One sales in the United States. We received marketing approval for Synvisc-One in the United States in February 2009. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Biosurgery revenue by $1.6 million for the three months ended March 31, 2010. Sales of Synvisc/Synvisc-One are subject to seasonality in demand and typically decline in the first quarter.

Hematology and Oncology

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Mozobil	$18,966	$10,837	$8,129	75%
Thymoglobulin	52,910	50,655	2,255	4%
Clolar	24,688	18,160	6,528	36%
Other Hematology and Oncology	59,727	6,992	52,735	>100%

Total Hematology and Oncology	$156,291	$86,644	$69,647	80%

        Hematology and Oncology product revenue increased for the three months ended March 31, 2010, primarily due to:

  •
  increased sales of Mozobil due to increased penetration of the product in the United States and the launch of the product in Europe in August 2009;

  •
  increased demand for Clolar globally; and

  •
  the addition of sales of Campath, Fludara and Leukine beginning in the second quarter of 2009 as a result of our acquisition from Bayer.

The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, positively impacted Hematology and Oncology revenue by $2.2 million for the three months ended March 31, 2010.

Other Product Revenue

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Total Other product revenue	$44,332	$49,094	$(4,762)	(10)%

        Other product revenue decreased for the three months ended March 31, 2010, primarily due to decreased demand for pharmaceutical intermediates products, offset, in part, by increased demand for diagnostic products.

Service Revenue

        We derive service revenues primarily from the following sources:

  •
  sales of Matrix-induced Autologous Chondrocyte Implantation, or MACI, a proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage in the United States, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

  •
  genetics business unit, which provides reproductive and oncology diagnostic testing services, and is included in Other service revenue.

        The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Personalized Genetic Health	$20	$37	$(17)	(46)%
Biosurgery	10,546	9,832	714	7%
Hematology and Oncology	—	445	(445)	(100)%
Other service revenue	91,349	91,185	164	—

Total service revenue	$101,915	$101,499	$416	—

        Service revenue was relatively consistent for the three months ended March 31, 2010 as compared to the same period of 2009. The strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, had no significant impact on service revenue for the three months ended March 31, 2010.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
International product and service revenue	$513,459	$551,111	$(37,652)	(7)%
% of total product and service revenue	48%	48%

        International product and service revenue decreased for the three months ended March 31, 2010, primarily due to a decrease in international sales volume for Cerezyme and Fabrazyme for the three months ended March 31, 2010 due to supply constraints.

        This decrease was offset, in part, by:

  •
  growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Thyrogen, Synvisc, Seprafilm, Thymoglobulin, Clolar and diagnostic products for the three months ended March 31, 2010;

  •
  the addition of international product sales of Campath in the second quarter of 2009 in lieu of and in excess of international royalties formerly earned on sales of Campath prior to our transaction with Bayer;

  •
  the addition of international sales of Fludara and additional sales of Campath in the second quarter of 2009, sales of Renvela for patients with CKD on dialysis and hyperphosphatemic patients not on dialysis in Europe in the second quarter of 2009 and sales of Mozobil in Europe in the third quarter of 2009; and

  •
  the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, which positively impacted total product and service revenue by $29.9 million for the three months ended March 31, 2010.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Renal and Endocrinology	$166	$13	$153	>100%
Biosurgery	559	562	(3)	(1)%
Hematology and Oncology	19	1,484	(1,465)	(99)%
Multiple Sclerosis	—	7,291	(7,291)	(100)%
Other	189	282	(93)	(33)%
Corporate	—	496	(496)	(100)%

Total research and development revenue	$933	$10,128	$(9,195)	(91)%

        Total research and development revenue decreased for the three months ended March 31, 2010, primarily due to a decrease in Multiple Sclerosis research and development revenue as a result of our acquisition from Bayer and termination of the Campath profit share arrangement. As of May 29, 2009, the effective date of our acquisition from Bayer, we ceased recognizing research and development revenue for Bayer's reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs to be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

GROSS PROFIT AND MARGINS

        The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Gross product profit	$691,886	$801,682	$(109,796)	(14)%
Product margin	71%	77%
Gross service profit	$36,043	$41,249	$(5,206)	(13)%
Service margin	35%	41%
Total gross product and service profit	$727,929	$842,931	$(115,002)	(14)%
Total product and service margin	68%	74%

Gross Product Profit and Product Margin

        Our overall gross product profit decreased for the three months ended March 31, 2010, primarily due to:

  •
  decreased sales volume for Cerezyme and Fabrazyme;

  •
  price decreases for Renagel outside of the United States, primarily in Brazil in connection with successfully negotiating a government tender in the face of competition from two similar products that had been approved in that country; and

  •
  charges of $8.7 million for the amortization of inventory step-up of Campath, Fludara and Leukine resulting from our transaction with Bayer in May 2009 for which there are no comparable amounts in the same period of 2009.

These decreases were offset, in part, by:

  •
  increased sales volumes for Myozyme, Aldurazyme, Elaprase, Hectorol, Thyrogen, Synvisc, Seprafilm and Clolar; and

  •
  the addition of sales of Mozobil in Europe beginning in August 2009 and the addition of sales of Fludara and Leukine and additional sales of Campath beginning in the second quarter of 2009 for which there are no comparable amounts in the first quarter of 2009.

        Our product margin decreased for the three months ended March 31, 2010, primarily due to:

  •
  a shift in product mix to lower margin products attributable to the supply constraints for Cerezyme and Fabrazyme;

  •
  the increase in sales volume for Myozyme, Aldurazyme and Elaprase, all of which are lower margin products; and

  •
  the addition of sales of Fludara and Leukine and additional sales of Campath beginning in the second quarter of 2009, all of which are lower margin products.

        Our gross product profit and product margin for the three months ended March 31, 2010 were also impacted by the favorable effect of foreign exchange rates on product sales outside of the United States, offset, in part, by the unfavorable effect of such rates on the cost of those products.

        Our gross product profit and product margin for both the three months ended March 31, 2010 and 2009 includes the effect of manufacturing-related charges of:

  •
  $10.8 million for the first quarter of 2010, of which $7.5 million, net of $3.0 million of insurance reimbursements, is related to the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate at and subsequent remediation of our Haverhill, UK facility resulting from an explosion and fire in December 2009; and

  •
  $9.2 million for the first quarter of 2009 for the write off of Myozyme inventory costs related to incomplete production runs during that quarter at our Belgium facility.

        For purposes of this discussion, the amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins described above.

Gross Service Profit and Service Margin

        Our overall gross service profit and total service margin decreased for the three months ended March 31, 2010, primarily due to increased employee, rent and depreciation expenses for our genetic testing business unit. Service revenue for our genetic testing business unit remained relatively consistent for the three months ended March 31, 2010.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Selling, general and administrative expenses	$553,310	$317,961	$235,349	74%
% of total revenue	51%	28%

        SG&A increased for the three months ended March 31, 2010, primarily due to spending increases of:

  •
  $175.2 million for PGH, primarily due to a charge of $175.0 million we recorded in our consolidated statements of operations relating to a draft consent decree we have received from the FDA that provides for a potential up-front disgorgement of past profits;

  •
  $6.7 million for Renal and Endocrinology, primarily due to an increase in sales and marketing expenses related to the Renvela product launch and increased litigation expenses for Renagel/Renvela and Hectorol;

  •
  $6.0 million for Biosurgery, primarily due to an increase in sales and marketing expenses related to the ongoing Synvisc-One post-launch activities;

  •
  $14.5 million for Hematology and Oncology, primarily due to an increase in sales and marketing expenses to support the addition of Campath, Fludara and Leukine and sales force expansion to support the launch of Mozobil in Europe beginning in the third quarter of 2009; and

  •
  $25.1 million for Corporate, primarily due to increased spending related to upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide, the costs for which did not meet the criteria for capitalization, as well as increased employee benefit costs and stock-based compensation expenses.

SG&A increased by $8.3 million for the three months ended March 31, 2010 due to the unfavorable impact of the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Research and development expenses	$220,930	$206,925	$14,005	7%
% of total revenue	21%	18%

        Research and development expenses increased for the three months ended March 31, 2010, primarily due to:

  •
  an $11.4 million increase in spending on our PGH research and development programs, primarily due to expenses related to the ongoing eliglustat tartrate phase 3b study and the expansion of our alglucosidase alfa temporary access program;

  •
  a $7.4 million increase in spending on our Hematology and Oncology research and development programs, primarily due to increase in research and development spending related to Campath, Fludara and Leukine; and

  •
  a $13.4 million increase in spending for Corporate, primarily due to increases in personnel, support services and consulting expenses.

Research and development expense increased by $2.8 million for the three months ended March 31, 2010 due to the unfavorable impact of the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar.

        These increases were partially offset by a spending decrease of $17.2 million on research and development programs included under the category "Other," primarily due to a payment of $18.2 million to EXACT Sciences for the purchase of intellectual property in January 2009 for which there was no comparable amount for the three months ended March 31, 2010.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Amortization of intangibles	$70,984	$57,598	$13,386	23%
% of total revenue	7%	5%

        Amortization of intangibles expense increased for the three months ended March 31, 2010, primarily due to the acquisition of the worldwide marketing and distribution rights to the oncology products Campath, Fludara and Leukine from Bayer and to additional amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth.

        As discussed in Note 8., "Goodwill and Other Intangible Assets," to our consolidated financial statements included in this Form 10-Q, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Wyeth and the Myozyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future sales of the products, and the resulting estimated future contingent payments we will be required to make. In addition, we also calculate amortization for the technology intangible assets for Fludara based on forecasted future sales of Fludara. We completed the contingent royalty payments to Wyeth related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Wyeth related to sales of the product outside of the United States by the end of 2010, the amount of which is not significant. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on the future contingent payments to Synpac, as well as changes in the forecasted revenue for Fludara.

Contingent Consideration Expense

        The following table provides information regarding the change in contingent consideration expense during the periods presented (amounts in thousands):

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
Contingent consideration expense	$62,549	$—	$62,549	N/A
% of total revenue	6%	N/A

        In June 2009, we recorded contingent consideration obligations totaling $964.1 million for the acquisition date fair value of the contingent royalty and milestone payments due to Bayer based on future sales and the successful achievement of certain sales volumes for Campath, Fludara and Leukine and for alemtuzumab for MS.

        Any change in the fair value of the contingent consideration obligations subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of the sales volume for these products, will be recognized in earnings in the period the estimated fair value changes. The fair value estimates are based on the probability weighted sales volumes to be achieved for Campath, Fludara, Leukine and for alemtuzumab for MS over the earn-out period for each product. A change in the fair value of the acquisition-related contingent consideration obligations could have a material affect on our consolidated statements of operations and financial position in the period of the change in estimate.

        As of March 31, 2010, the fair value of the total contingent consideration obligations was $1.03 billion primarily due to changes in the assumed timing and amount of revenue and expense estimates. Accordingly, we recorded a total of $62.5 million of contingent consideration expenses, of which $35.5 million is related to changes in estimates, for the three months ended March 31, 2010 in our consolidated statements of operations to reflect the increase in the fair value, including $21.4 million for our Hematology and Oncology reporting segment and $41.1 million for our Multiple Sclerosis reporting segment.

Purchase of In-Process Research and Development

        The following table sets forth the significant IPR&D projects for the companies and assets we acquired between January 1, 2006 and March 31, 2010 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D		Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch		Estimated Cost to Complete
Bayer (2009)	$1,006.5	$458.7		alemtuzumab for MS—US	16%	2012		$175.4	(1)
		174.2		alemtuzumab for MS—ex-US	16%	2013		$88.8	(2)

		$632.9	(3)

Bioenvision (2007)	$349.9	$125.5	(4)	Clolar(5)	17%	2010-2016	(6)	$23.7

AnorMED (2006)	$589.2	$526.8	(4)	Mozobil(7)	15%	2016		$18.3

(1)
Does not include anticipated reimbursements from Bayer totaling approximately $44 million.

(2)
Does not include anticipated reimbursements from Bayer totaling approximately $16 million.

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

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009
	(Amounts in thousands)
Equity in loss of equity method investments	$(697)	—	$(697)	N/A
Other	(439)	(1,555)	1,116	72%
Investment income	3,300	5,350	(2,050)	(38)%

Total other income	$2,164	$3,795	$(1,631)	(43)%

Equity in Loss of Equity Method Investments

        Effective January 1, 2010, in accordance with changes in the guidance related to how we account for variable interest entities, we were required to reassess our designation as primary beneficiary of BioMarin/Genzyme LLC based on a control-based approach. Under this approach, an entity must have the power to direct the activities that most significantly impact a variable interest entity's economic performance in order to meet the requirements of a primary beneficiary. We have concluded that

BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is, in fact, shared equally between us and BioMarin through our commercialization rights and BioMarin's manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations.

Investment Income

        Our investment income decreased for the three months ended March 31, 2010 primarily due to a decrease in our average portfolio yield and lower average cash and investment balances.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Benefit from (provision for) income taxes	$61,799	$(78,884)
Effective tax rate	35%	29%

        Our effective tax rate for both periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  domestic manufacturing benefits;

  •
  benefits related to tax credits;

  •
  tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions;

  •
  tax expenses in the amount of $10.7 million resulting from the remeasurement of the deferred tax assets related to our acquisition from Bayer in 2009 for the three months ended March 31, 2010; and

  •
  non-deductible stock-based compensation expenses totaling $11.9 million for the three months ended March 31, 2010, as compared to $9.7 million for the three months ended March 31, 2009.

        We are currently under audit by various states and foreign jurisdictions for various years. We believe that we have provided sufficiently for all audit exposures. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year will likely result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short-and long-term investments of $961.7 million at March 31, 2010 and $1.05 billion at December 31, 2009.

        The following is a summary of our statements of cash flows for the three months ended March 31, 2010 and 2009:

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(114,948)	$195,486
Non-cash charges, net	210,142	130,775

Net income, excluding net non-cash charges	95,194	326,261
Increase (decrease) in cash from working capital changes	31,270	(68,486)

Cash flows from operating activities	$126,464	$257,775

        Cash provided by operating activities decreased $131.3 million for the three months ended March 31, 2010, driven by a $231.1 million decrease in net income, excluding net non-cash charges, offset, in part, by a $99.8 million decrease in working capital, primarily due to the Cerezyme and Fabrazyme supply constraints and a corresponding reduction in collection activities for these products.

        Non-cash charges, net, increased by $79.4 million for the three months ended March 31, 2010, primarily attributable to:

  •
  a $23.7 million increase in depreciation and amortization expenses; and

  •
  a total of $62.5 million of contingent consideration expenses related to an increase in the fair value of the contingent consideration obligations recorded as a result of our acquisition from Bayer in May 2009.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$(14,323)	$61,766
Net purchases of investments in equity securities	(225)	(3,606)
Purchases of property, plant and equipment	(152,220)	(161,561)
Investments in equity method investment	(1,466)	—
Purchases of other intangible assets	(5,885)	(8,056)
Other investing activities	(10,547)	(47)

Cash flows from investing activities	$(184,666)	$(111,504)

        For the three months ended March 31, 2010, net purchases of capital expenditures accounted for significant cash outlays for investing activities. During the three months ended March 31, 2010, we used $152.2 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, France and Belgium, planned improvements at our Allston facility, the additional manufacturing capacity we are constructing in Framingham, Massachusetts and capitalized costs of an internally developed enterprise software system.

        For the three months ended March 31, 2009, investing activities used $161.6 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland and France, planned improvements at our Allston facility and capitalized costs of an internally developed enterprise software system.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Proceeds from the issuance of our common stock	$30,075	$34,526
Repurchases of our common stock	—	(107,134)
Excess tax benefits from stock-based compensation	(480)	3,492
Payments of debt and capital lease obligations	(3,092)	(2,653)
Decrease in bank overdrafts	(20,728)	(3,392)
Payment of contingent consideration obligations	(31,600)	—
Other financing activities	116	1,995

Cash flows from financing activities	$(25,709)	$(73,166)

        Cash used by financing activities decreased by $47.5 million for the three months ended March 31, 2010, as compared to the same period of 2009, primarily driven by a $107.1 million decrease in cash used to repurchase shares of our common stock under our stock repurchase program offset by $31.6 million in contingent consideration payments to Bayer in the three months ended March 31, 2010, for which there were no comparable payments for the same period of 2009.

Revolving Credit Facility

        As of March 31, 2010, we had approximately $11 million of outstanding standby letters of credit issued against this facility and no borrowings, resulting in approximately $339 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of March 31, 2010, we were in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth in Item 7. "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources," to our 2009 Form 10-K. Excluding the $175.0 million of cash we may potentially be required to pay to the FDA under a consent decree we are negotiating with the agency, as described above, there have been no material changes to our contractual obligations since December 31, 2009.

Financial Position

        We believe that our available cash, investments and cash flows from operations, together with our revolving credit facility and other available debt financing will be adequate to meet our operating, investing and financing needs in the forseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

  •
  amounts we may be required to pay to the FDA under a consent decree we are negotiating with the agency, including a potential $175.0 million upfront payment for the disgorgement of past profits;

  •
  expanding and maintaining existing and constructing additional manufacturing facilities, including investing significant funds to expand our Allston, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

  •
  product development and marketing;

  •
  strategic business initiatives;

  •
  repurchasing shares of our common stock;

  •
  upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

  •
  contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if sales of Myozyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC Therapeutics, Inc., or PTC, and Prochymal and Chondrogen from Osiris Therapeutics, Inc., or Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer (for more information on these payments please read Note C., "Strategic Transactions," to our consolidated financial statements included in Item 8 of our 2009 Form 10-K); and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

        On May 6, 2010, we announced that we will initiate a $2.0 billion stock repurchase program, under which we plan to purchase $1.0 billion of our common stock in the near term and financed by debt. We plan to repurchase the additional $1.0 billion during the next twelve months.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may also ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of ASC 810 are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under ASC 810 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income (losses) of these entities in the line item "Equity in loss of equity method investments" in our consolidated statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the FASB or other standard setting bodies. Changes to the ASC are communicated through ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force."	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2009-17 "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities."

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

We adopted the provisions of this update in the first quarter of 2010. The provisions of this update did not have any impact on our consolidated financial statements other than for our interests in BioMarin/Genzyme LLC, as described in Note 9., "Investment in BioMarin/Genzyme LLC," to our consolidated financial statements included in this Form 10-Q.

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
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

We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. During the three months ended March 31, 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

2010-11, "Scope Exception Related to Embedded Credit Derivatives."

Update provides amendments to Subtopic 815-15, "Derivatives and Hedging—Embedded Derivatives, " to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.

Issued March 2010. Effective at the beginning of each reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entity's first fiscal quarter beginning after issuance of this update.

We will adopt the provisions of this update for the third quarter of 2010. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

2010-17, "Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force."	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

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

Manufacturing problems have caused inventory shortages, loss of revenues and unanticipated costs and may do so in the future.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products to satisfy demand. Many of our products are difficult to manufacture. Our products that are biologics, for example, require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory. In the past, we have had to write off and incur other charges and expenses for products that failed to meet internal or external specifications, including Thymoglobulin, or for products that experience terminated production runs, including Myozyme produced at the 4000L scale. We also have had to write off work-in-process materials and incur other charges and expenses associated with a viral contamination, described below, at two of our facilities. Similar charges could occur in the future.

        Certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including bovine serum and human serum albumin. Such raw materials are difficult to procure and may be subject to contamination or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt commercial manufacturing of our products or could result in a withdrawal of our products from markets. This, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

        In addition, we may only be able to produce some of our products at a very limited number of facilities and, therefore, have limited or no redundant manufacturing capacity for these products. For example, we manufacture all of our bulk Cerezyme and most of our bulk Fabrazyme products at our Allston facility, all of our bulk Myozyme produced at the 160L scale at our Framingham facility, and all of our bulk Myozyme produced at the 4000L scale at our Belgium facility. In some cases, we contract out the manufacturing of our products to third parties, of which there are only a limited number capable of executing the manufacturing processes we require. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

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

        The steps in successfully producing our biologic products are highly complex and in the normal course are subject to equipment failures and other production difficulties. For example, since restarting Fabrazyme production at Allston, we have experienced cell growth at lower than expected levels. In addition, in March 2010, we experienced an interruption in operations at our Allston facility resulting from an unexpected city electrical power failure that compounded issues with the plant's water system, which resulted in continued supply limitation for Cerezyme and Fabrazyme. We also have experienced other shipment interruptions since restarting Cerezyme and Fabrazyme production. We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until our new Framingham manufacturing facility is approved and any additional manufacturing delays will likely impact supply of these products.

The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors.

        Outside of the United States, Fabrazyme competes with Replagal®, a product marketed by Shire plc. The FDA has approved a treatment protocol for Replagal and Shire has submitted a BLA with the FDA for Replagal and been granted "fast track" designation. For Cerezyme, Shire and Protalix were able to offer their developmental therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved treatment protocol and to patients in the European Union and other countries through pre-approval access programs. Shire received FDA approval of its therapy to treat Gaucher disease in February 2010 and announced that it will price this therapy at a 15% savings over Cerezyme. Shire submitted a MAA to the EMA for its therapy in November 2009. Shire also has announced that it has accelerated its manufacturing timeline for its therapy by almost 18 months. Protalix submitted its NDA to the FDA in December 2009 and has been granted "fast track" designation. Also in December 2009, Protalix and Pfizer entered into an agreement to develop and commercialize Protalix's therapy. The FDA has granted orphan drug status to both Shire's and Protalix's therapies for the treatment of Gaucher disease. In addition, Zavesca® is currently approved in the United States for patients with Gaucher disease for whom enzyme replacement therapy is unsuitable.

        The approval of treatment protocols and access programs for Shire's and Protalix's therapies has allowed physicians to treat Fabry and Gaucher disease patients with the therapies ahead of their commercial availability. Some Gaucher and Fabry patients have used our competitors' therapies during the period of supply constraint and there is a risk that they may not switch back to our products, which would result in the loss of additional revenue for us. In April 2010, the EMA advised physicians to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. We also have encouraged patients to switch to competitive products during the period of supply constraint. These actions may result in additional patients switching to our competitors' therapies. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraint presents the risk that physicians and patients will not resume regular treatment levels after the supply constraint has ended.

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

  •
  criminal prosecution.

        In a Form 483 issued in October 2008, a follow up warning letter issued in February 2009, and a Form 483 issued in November 2009, the FDA has detailed observations from its 2008 and 2009 inspections of our Allston facility considered to be significant deviations from GMP compliance. In March 2010, the FDA notified us that it intended to take enforcement action to ensure that products manufactured at our Allston facility are made in compliance with GMP. We have received a draft consent decree from the FDA, which provides for an upfront disgorgement of past profits of $175.0 million, for disgorgement of 18.5% of revenues from future sales of products manufactured, filled and finished at our Allston facility if fill-finish operations are still conducted there for domestic and exported products after dates to be negotiated, and payment of $15,000 per day for products manufactured at the facility but filled and finished elsewhere if certain GMP remediation actions are not met by dates to be negotiated. We are actively negotiating with the FDA all of the terms of the consent decree. If we are unable to comply with the terms of the consent decree, we may incur substantial additional expenses and may not be able to produce some or all of our products.

        The FDA, the EMA and comparable regulatory agencies worldwide may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme, Myozyme, Clolar and Mozobil. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug. As a result of the Fabrazyme supply constraint, we received a request from the FDA's Office of Orphan Products Development in July 2009 to provide a detailed explanation of the measures being taken to assure the availability of sufficient quantities of Fabrazyme within a reasonable time to meet the needs of patients. We also received the same request from the FDA in July 2009 with respect to Myozyme because of the limited supply of product produced using the 160L scale process in the United States. We have responded to both of the FDA's requests. Myozyme has exclusivity in the United States until April 2013. If the FDA were to withdraw exclusive approval for Myozyme, our competitors could have an opportunity to receive marketing approval in the United States for their products earlier than April 2013.

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. For example, in our pivotal study of hylastan for treatment of patients with osteoarthritis of the knee, hylastan did not meet its primary endpoint. In November 2009, we discontinued development of an advanced phosphate binder because although the advanced phosphate binder met its primary endpoint in its phase 2/3 trial, it did not demonstrate significant improvement in phosphate lowering compared to Renvela. In September 2009, our collaboration partner Osiris, to whom we have made substantial nonrefundable upfront payments, announced that its two phase 3 trials evaluating Prochymal for the treatment of acute Graft-versus-Host Disease failed to meet their primary endpoints, drawing into question the size of the market that may benefit from use of the product.

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

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include our Cerezyme, Renvela, Synvisc-One, Fabrazyme, Myozyme, Aldurazyme, Thymoglobulin, Thyrogen, Clolar and Mozobil products, and our genetic testing services.

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

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products or risk management activities, including Risk Evaluation and Mitigation Strategy, or REMS;

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

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and genetic and diagnostic testing companies, and generic and biosimilar manufacturers, have developed and are developing products and services to compete with our products, services and product candidates. If healthcare providers, patients or payors prefer these competitive products or services or these competitive products or services have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products and services. As described under the heading "The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors," the virus at our Allston facility and associated production interruption have provided new opportunities for our competitors.

        There are currently two other marketed products aimed at treating Gaucher disease, the disease addressed by Cerezyme: Zavesca® and VPRIVTM. Zavesca is a small molecule oral therapy that has been approved in approximately thirty-five countries, including the United States, European Union and Israel, for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Zavesca has been sold in the European Union since 2003 and in the United States since 2004. VPRIV is an enzyme replacement therapy developed by Shire that received marketing approval in the United States in February 2010. In addition, an enzyme replacement therapy in development by Protalix to treat Gaucher disease is available to patients in the United States under an FDA-approved treatment protocol and Protalix has submitted an NDA to the FDA for its therapy. Both the Shire and Protalix therapies are available to patients in the European Union and other countries through pre-approval access programs.

        Replagal® is a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme, which is approved for sale outside of the United States. In addition, the FDA has approved a treatment protocol for Replagal, which allows physicians to treat Fabry patients with the therapy ahead of commercial availability in the United States. Shire has submitted its BLA for Replagal to the FDA. We also are aware of a company that initiated a phase 3 clinical trial in June 2009 of an oral chaperone medication to treat Fabry disease.

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

        Renagel and Renvela compete with several other products for the control of elevated phosphorus levels in patients with CKD on hemodialysis, including PhosLo®, a prescription calcium acetate preparation marketed in the United States and Fosrenol®, a prescription lanthanum carbonate marketed in the United States, Europe, Canada and Latin America. Generic formulations of PhosLo were launched in the United States in 2008 and 2009. Renagel and Renvela also compete with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our core patents protecting Renagel and Renvela expire in 2014 in the United States and in Europe in 2015. However, our Renagel and Renvela patents are the subjects of Abbreviated New Drug Application, or ANDA, filings in the United States by generic drug manufacturers as described in more detail in this Risk Factors section under the heading, "Some of our products may face competition from lower cost generic or follow-on products."

        Current competition for Synvisc/Synvisc-One includes: Supartz®/Artz®; Hyalgan®; Orthovisc®; Euflexxa™; Monovisc™, which is marketed in Europe and Turkey; and Durolane®, which is marketed in Europe and Canada. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc/Synvisc-One. We believe that single injection products will have a competitive advantage over multiple injection products. Synvisc-One is currently the only single injection viscosupplementation product approved in the United States, but competitors are seeking FDA approval for their single injection products. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc/Synvisc-One will have difficulty competing with competitive products to the extent those products have a similar safety profile and are considered more efficacious, less burdensome to administer or more cost-effective.

        Competition for Campath for patients with B-CLL includes single agent and combination chemotherapy regimens; Rituxan®/MabThera®, which is marketed globally; Treanda®, which is marketed globally; and Arzerra™, which is marketed in the United States and recently received a conditional approval recommendation by the EMA. There are also other therapies under clinical study for the treatment of B-CLL, including lumiliximab and lenalidomide. Competition for Clolar for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory ALL after at least two prior regimens includes cytarabine and mitoxantrone, which are available as generics with no significant commercial promotion, and Arranon®, which is indicated for the treatment of patients with T-cell ALL whose disease has not responded to or has relapsed following treatment with at least two chemotherapy regimens. T-cell ALL is estimated to represent less than 20% of pediatric ALL patients. In addition, there are anti-cancer agents in clinical trials for the treatment of relapsed pediatric ALL. Leukine primarily competes with two colony stimulating growth factors, Neupogen® and Neulasta®. The primary competition for Fludara is generic drugs.

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

        Efforts by third party payors to reduce costs could decrease demand for our products and services. In March 2010, the U.S. Congress enacted healthcare reform legislation that imposes cost containment measures on the healthcare industry. Some states are also considering legislation that would control the prices of drugs. We believe that federal and state legislatures and health agencies will continue to focus on additional healthcare reform in the future.

        We encounter similar cost containment issues in countries outside the United States. In certain countries, including countries in the European Union and Canada, the coverage of prescription drugs, pricing and levels of reimbursement are subject to governmental control. Therefore, we may be unable to negotiate coverage, pricing or reimbursement on terms that are favorable to us. Moreover, certain countries reference the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to maintain or obtain acceptable prices in existing and potential new markets. Government health administration authorities may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement for such products. Our ability to obtain satisfactory pricing and reimbursement may depend in part on whether our products, the cost of some of which is high in comparison to other therapeutic products, are viewed as cost-effective. As in the United States, we expect to see continued efforts to reduce healthcare costs in our international markets. For example, the German government is expected to implement measures during the second half of 2010 that, among other things, increase mandatory discounts and impose a three-year price freeze on pharmaceutical pricing based on August 2009 pricing.

        Furthermore, governmental regulatory bodies, such as the CMS in the United States, may from time-to-time make unilateral changes to reimbursement rates for our products and services. For example, MIPPA directs CMS to establish a bundled payment system to reimburse dialysis providers treating ESRD patients. In September 2009, CMS proposed changes to the prospective payment system that would include drugs and biologicals used to treat ESRD patients in the bundled payment amount for dialysis treatments. The bundled rate is proposed to include drugs and biologicals that are currently reimbursed separately by Medicare, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol, and oral phosphate binders such as Renagel/Renvela. CMS is expected to issue a final rule in 2010 with an anticipated implementation date of January 2011.

        Changes to reimbursement rates, including implementation of CMS's proposed bundling rule in the United States, could reduce our revenue by causing healthcare providers to be less willing to use our products and services. Although we actively seek to ensure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

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

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we are spending considerable resources building and seeking regulatory approvals for our manufacturing facilities. These facilities may not prove sufficient to meet demand for our products or we may not have excess capacity at these facilities. For example, we had been operating with lower than usual inventories for Cerezyme and Fabrazyme because we had allocated capacity for Myozyme production at our Allston facility to meet Myozyme's worldwide growth. When we interrupted production of Cerezyme and Fabrazyme at the facility in June 2009 in order to sanitize the facility after identifying a virus in a bioreactor used to produce Cerezyme, inventories of Cerezyme and Fabrazyme were not sufficient to avoid product shortages. We are constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme in Framingham, Massachusetts, expanding our Allston facility, and adding an additional 4000L bioreactor to produce Myozyme at our Belgium facility. We are also expanding our fill-finish capacity in Waterford, Ireland and working with a third party contract manufacturer to transfer fill-finish activities to the contract manufacturer for a portion of our Fabrazyme, Cerezyme and Myozyme production. If we experience a delay in completing these capacity expansions or securing regulatory approval for the new internal capacity or the fill-finish capacity from the contract manufacturer, we will not be able to build inventories in our expected timeframe.

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

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third party contractors. The manufacture of products, fill-finish, packaging and distribution of those products requires successful coordination among these third party providers and us. Our inability to coordinate these efforts, the inability of a third party contractor to secure sufficient source materials, the lack of capacity available at a third party contractor, problems with manufacturing services provided by a third party contractor or any other problems with the operations of a third party contractor could require us to delay shipment of saleable products, to recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. Furthermore, any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be available on a timely basis or at all.

Our financial results are dependent on sales of Cerezyme.

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $179.1 million for the three months ended March 31, 2010, representing approximately 17% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product have had, and could continue to have, an adverse effect on our results of operations and cause the value of our common stock to further decline or fail to recover. In addition, we will lose revenue if alternative treatments for Gaucher disease gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. The patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. See "The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors" above.

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, including Osiris, PTC and Isis, we make upfront and milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with EXACT Sciences in January 2009 and Isis in February 2008. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. If any of our strategic equity investments decline in value and remain below cost for an extended duration, we may be required to write down our investment.

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

        A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency translation gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation losses in the future due to the effect of exchange rate fluctuations. For the three months ended March 31, 2010, the change in foreign exchange rates had a net favorable impact on our revenue, as compared to a net unfavorable effect for 2009.

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

        We have several ongoing legal proceedings on which we will continue to expand substantial sums. For example, we have initiated patent infringement litigation against several generic manufacturers. In addition, we are the subject of a consolidated purported securities class action lawsuit and three purported shareholder derivative lawsuits. We may be subject to additional actions in the future. For example, the federal government, state governments and private payors are investigating and have filed actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies may have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims, and third parties with whom we do business sometimes bring breach of contract claims against us or our subsidiaries.

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

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms. Our insurers may dispute our claims for coverage. For example, we are seeking from our insurers coverage amounting to approximately $30 million for reimbursement of portions of the costs incurred in connection with the litigation and settlement related to the consolidation of our tracking stocks. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

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

        Our international operations accounted for approximately 48% of our consolidated product and service revenue for the three months ended March 31, 2010. We expect that international product and service sales will continue to account for a significant percentage of our revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

  •
  longer payment cycles.

        Our international operations and marketing practices are subject to regulation and scrutiny by the governments of the countries in which we operate as well as the United States government. The United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree. Although we have policies and procedures designed to help ensure that we, our employees and our agents comply with the Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws, such policies and procedures may not protect us against liability under the FCPA or other laws for actions taken by our employees, agents and intermediaries with respect to our business. Failure to comply with domestic or international laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, or the imposition of criminal or civil sanctions, including substantial monetary penalties.

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

        Renagel/Renvela and Hectorol are subjects of ANDAs containing Paragraph IV certifications. Renagel is the subject of ANDAs submitted by four companies, and Renvela is the subject of ANDAs submitted by three companies, containing Paragraph IV certifications. We have initiated patent litigation against the four ANDA applicants with respect to Renagel and against two ANDA applicants with respect to Renvela. At issue in the lawsuits is U.S. Patent No. 5,667,775, which expires in 2014 (the "'775 Patent"). See "Legal Proceedings" in Part I., Item 3. of our 2009 Form 10-K. If we are unsuccessful in these lawsuits, a generic manufacturer may launch its generic product prior to the expiration of the '775 Patent, but not before the expiration in 2013 of our other Orange Book-listed patents covering Renagel and Renvela. We are currently evaluating the Paragraph IV notice received from the third ANDA applicant with respect to Renvela.

        Our Hectorol (doxercalciferol) products (vial and capsule) are collectively the subject of ANDAs containing Paragraph IV certifications submitted by six companies. We have initiated patent litigation against four of these ANDA applicants. See "Legal Proceedings" in Part I., Item 3. of our 2009 Form 10-K. In all four cases we are pursuing claims with respect to our U.S. Patent No. 5,602,116 related to the use of Hectorol to treat hyperparathyroidism secondary to ESRD, which expires in 2014 (the "'116 Patent"). In one of the four cases, we are also pursuing claims with respect to our U.S. Patent No. 7,148,211 related to the formulation of our Hectorol vial product, which expires in 2023 (the "'211 Patent"). Our Hectorol capsule product is labeled for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis and for those patients not on dialysis. In one of the four cases relating to our Hectorol capsule products, the ANDA filer is seeking approval of its generic 0.5µg capsule only for the treatment of patients with CKD who are not on dialysis, thereby attempting to avoid our '116 Patent. If we are unsuccessful in the patent infringement lawsuits that we have chosen to pursue against the ANDA filers, a generic manufacturer may launch its generic product prior to the expiration of our Orange-Book listed patents covering our Hectorol products.

        As for the two ANDA applicants against whom litigation was not initiated, they submitted Paragraph IV certifications with respect to only the '211 Patent. Because we did not initiate litigation, the FDA could approve the applicants' generic products upon the later of expiration or invalidation of the '116 Patent or expiration of the 180-day exclusivity, if any, accorded to the first ANDA filer. In April 2010, we received notice of another ANDA applicant seeking approval of generic versions of all three dosage strengths of our Hectorol capsules. This ANDA contained a Paragraph IV certification with respect to the '116 Patent. We are currently evaluating this notice.

        We also have two biologic products approved under the FDCA, Cerezyme and Thyrogen. This renders them susceptible to potential competition from follow-on or biosimilar manufacturers via the "505(b)2" pathway of the FDCA. As with an ANDA, the sponsor of a 505(b)2 application is permitted to rely, at least in part, on the safety and efficacy data of the innovator. For that reason, 505(b)(2) applicants may have a shorter time to approval than an applicant filing an NDA.

        Other of our products, including Fabrazyme, Aldurazyme, Myozyme, Campath and Leukine (so-called "biotech drugs") were approved in the United States under the Public Health Service Act, or PHSA. The PHSA was amended by the March 2010 enactment of healthcare reform legislation, which, among other things, establishes an abbreviated approval pathway for "biosimilar" products. This approval process differs from the ANDA approval process in a number of significant ways. In particular, a biosimilar product could not be approved based on the safety and efficacy data of one of our products until 12 years after initial approval of our product. Biosimilar legislation has also been adopted in the European Union.

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

        The pricing and reimbursement environment for our products may change in the future and become more challenging due to among other reasons, new healthcare legislation or fiscal challenges faced by government health administration authorities. In the United States, enactment of health reform legislation in March 2010 is expected to adversely affect our revenues through, among other provisions, the imposition of fees on certain elements of our businesses and an increase in the Medicaid rebate.

        On September 27, 2007, the Food and Drug Administration Amendment Act of 2007 was enacted, giving the FDA enhanced authority over products already approved for sale, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale or distribution of approved products.

Credit and financial market conditions may exacerbate certain risk affecting our business.

        Sales of our products and services are dependent, in part, on the availability and extent of reimbursement from third party payors, including governments and private insurance plans. As a result of the current volatility in the financial markets, third-party payors may delay payment or be unable to satisfy their reimbursement obligations. A reduction in the availability or extent of reimbursement could negatively affect our product and service revenues.

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

        As of March 31, 2010, we had $961.7 million in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  amounts we may be required to pay to the FDA under a consent decree we are negotiating with the agency, including a potential $175.0 million upfront payment for the disgorgement of past profits;

  •
  expanding and maintaining existing and constructing new manufacturing facilities, including investing significant funds to expand our Allston, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

  •
  product development and marketing;

  •
  strategic business initiatives;

  •
  repurchasing shares of our common stock;

  •
  upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

  •
  contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if sales of Myozyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC, and Prochymal and Chondrogen from Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer; and

  •
  working capital and satisfaction of our obligations under capital and operating leases.

        On May 6, 2010, we announced that we will initiate a $2.0 billion stock repurchase program, under which we plan to purchase $1.0 billion of our common stock in the near term and financed by debt. We plan to repurchase the additional $1.0 billion during the next twelve months.

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

Our business could be negatively affected as a result of a proxy fight.

        Icahn Partners LP and certain of its affiliates have begun a proxy contest relating to our 2010 annual meeting of shareholders, nominating their own slate of four nominees for election to our board of directors. If the proxy contest continues, our business could be adversely affected because:

  •
  responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

  •
  perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

  •
  if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At March 31, 2010, we held a number of financial instruments, including investments in marketable securities and derivative contracts in the form of foreign exchange forward contracts. We do not hold derivatives or other financial instruments for speculative purposes. There have been no material changes in our market risks during the three months ended March 31, 2010 compared to the disclosures in Part II., Item 7A. of our 2009 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        As of March 31, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Federal Securities Litigation

        In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys' and experts' fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009. We intend to defend this lawsuit vigorously.

Shareholder Derivative Actions

        In December 2009, two actions were filed by shareholders derivatively for Genzyme's benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed (the "District Court Actions"). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter, and in February and March 2010, two derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders' respective demand letters (collectively, the "State Court Actions").

        The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing Genzyme to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. The plaintiffs generally seek, among other things, judgment in favor of Genzyme for the amount of damages sustained by Genzyme as a result of the alleged breaches of fiduciary duty, disgorgement to Genzyme of proceeds that certain of our board of directors and executive officers received from sales of Genzyme stock and all proceeds derived from their service as board of directors or executives of Genzyme, and reimbursement of plaintiffs' costs, including attorneys' and experts' fees.

        The District Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. In the State Court Actions, the parties are working to consolidate all three lawsuits. We intend to defend these lawsuits vigorously.

ANDA Litigation

        As disclosed in our 2009 Form 10-K, we have initiated patent litigation against a number of companies that submitted to the FDA ANDAs containing Paragraph IV certifications seeking approval to market generic versions of Renagel, Renvela and Hectorol. One of the ANDA filers, Sandoz, Inc., is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Maryland alleging that Sandoz's proposed generic products infringe U.S. Patent No. 5,667,775, which expires in 2014 (the "'775 Patent"). Sandoz filed an answer and counterclaims alleging that the '775 Patent and U.S. Patent No. 6,733,780, which expires in 2020 (the "'780 Patent") are invalid and/or not infringed by Sandoz's proposed generic sevelamer hydrochloride products. In the first quarter of 2010, the court granted our motion to dismiss Sandoz's counterclaims with respect to the '780 Patent.

        We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.    RISK FACTORS

        We incorporate by reference our disclosure related to risk factors which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Risk Factors" in Part I., Item 2. of this Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not purchase any shares of our common stock during the first quarter of our 2010 fiscal year.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: May 10, 2010	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, MARCH 31, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2006.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed May 25, 2007.
10.1	Senior Executive Annual Incentive Plan. Filed herewith.
10.2	Senior Executive Long-Term Incentive Plan. Filed herewith.
10.3	Forms of Performance Restricted Stock Unit Award Agreements. Filed herewith.
10.4*	Amended and Restated agreement dated April 14, 2010 between Genzyme, Relational Investors LLC, Ralph V. Whitworth and the other parties identified therein. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on April 15, 2010.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	The following materials from Genzyme Corporation's Form 10-Q for the quarter ended March 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited, Consolidated Financial Statements, tagged as blocks of text.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-Q and 8-K of Genzyme Corporation were filed under Commission File No. 0-14680.