Form 10-Q/A
period 2010-03-31
GENZYME CORP
filed 2010-05-11
CIK 732485

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

        On May 6, 2010, we announced that we plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Options could include divestiture, spin-out or management buy-out. In 2009, our genetic testing business unit had revenue of approximately $371 million and revenue for our diagnostic products business unit was approximately $167 million. We expect these transactions to be completed in 2010.

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

For the Three Months Ended March 31, 2010
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

        On May 6, 2010, we announced that we plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Options could include divestiture, spin-out or management buy-out. In 2009, our genetic testing business unit had revenue of approximately $371 million and revenue for our diagnostic products business unit was approximately $167 million. We expect these transactions to be completed in 2010.

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