Form 10-Q
period 2010-06-30
GENZYME CORP
filed 2010-08-09
CIK 732485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

        Number of shares of Genzyme Stock outstanding as of July 31, 2010: 254,839,847

NOTE TO UPDATE SECOND QUARTER EARNINGS RELEASE

        On July 21, 2010, we issued a press release containing our financial results for the three month period ended June 30, 2010, which we furnished as an exhibit to a Current Report on Form 8-K prior to hosting a conference call. Subsequent to July 21, 2010, we identified additional inventories that did not meet our quality specifications. Our decision to discard these inventories has resulted in a second quarter write off of $6.5 million in addition to the $21.9 million write off previously reported. As a result, our second quarter net loss is $(3.8) million or $(0.01) per diluted share, compared with net income of $23.0 thousand or $0.00 per diluted share reported on July 21, 2010.

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

  •
  our plans to increase bulk and fill-finish manufacturing capacity for Cerezyme, Fabrazyme and Myozyme/Lumizyme and the expected timing of receipt of regulatory approvals;

  •
  our assessment of the potential impact on our future revenues of healthcare reform legislation recently enacted in the United States;

  •
  our expectations regarding Myozyme/Lumizyme revenues;

  •
  our expectations for sales of Renagel/Renvela and Hectorol and the anticipated factors affecting the future growth of these products, including the final rule to establish a bundled payment system to reimburse dialysis providers;

  •
  our expectations that production interruption at our Haverhill, England manufacturing facility will not result in a supply constraint for Renagel/Renvela, the expected timing of new sevelamer carbonate production and the amount of additional costs we expect to incur during the third quarter of 2010 related to the remediation of this facility;

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

  •
  the protection afforded by our patent rights; and

  •
  our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Bayer Schering Pharma A.G., or Bayer, Synpac (North Carolina), Inc., or Synpac, and Wyeth Pharmaceuticals (which is now a part of Pfizer Inc. and referred to as Pfizer).

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  the possibility that current reduced supply allocations of Fabrazyme and Cerezyme need to last longer than expected or need to be more severe than expected because third-party oversight under the consent decree we agreed to with the United States Food and Drug Administration, or FDA, results in delays in product releases, our demand forecasts and estimates are inaccurate, productivity of the new Fabrazyme working cell bank does not increase and/or we experience any additional disruptions in our manufacturing processes or timeline;

  •
  the possibility that we may encounter additional manufacturing problems due to variety of reasons, including equipment failures, viral or bacterial contamination, cell growth at lower than expected levels, fill-finish issues, disruptions in utility services to manufacturing facilities, human error or regulatory issues;

  •
  our ability to maintain regulatory approvals for our products, services and manufacturing facilities and processes, including our Allston, Massachusetts manufacturing facility, which we refer to as our Allston facility, and to obtain approval for proposed changes to enhance our manufacturing processes and new manufacturing capacity, including our new manufacturing facility in Framingham, Massachusetts for Fabrazyme and Cerezyme or an additional bioreactor for the production of Myozyme/Lumizyme in our Geel, Belgium facility, which we refer to as our Geel facility, all in the anticipated time frames;

  •
  our ability to successfully transition fill-finish operations for Cerezyme, Fabrazyme, Myozyme and Thyrogen out of our Allston facility and to our Waterford, Ireland plant and to Hospira, Inc., or Hospira, a third-party contract manufacturer, on the planned timelines because of delays in regulatory approval, manufacturing problems or for any other reason;

  •
  the possibility that we may be unable to produce new sevelamer carbonate at our Haverhill, England facility in the expected time frame due to production problems or regulatory issues;

  •
  the extent to which Gaucher and Fabry disease patients switch to competitors' products in place of Cerezyme or Fabrazyme or continue to reduce their doses of our products even after product supply stabilizes;

  •
  the possibility that we may experience supply constraints for Thyrogen, and the extent of those constraints, if we are not able to transfer fill-finish activities to Hospira on the planned timelines because of delays in regulatory approval, manufacturing problems or for any other reason;

  •
  the possibility that we are not able to repurchase some or all of the $1.0 billion remaining under our common stock repurchase plan or complete strategic transactions involving our genetic testing, diagnostic products and pharmaceutical intermediates business units in the expected timeframes or at all, or able to achieve anticipated levels of efficiencies and cost savings through the multi-year action plan we expect to begin implementing this year;

  •
  the possibility that we are unable to transition Lumizyme patients to commercial product as quickly as anticipated;

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

  •
  potential future product recalls or write offs of inventory, including the portions of Cerezyme, Myozyme and Thymoglobulin inventories that are being evaluated to ensure that such inventories meet quality specifications;

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

  •
  our ability to establish and maintain strategic license, collaboration, manufacturing and distribution arrangements and to successfully manage our relationships with licensors, collaborators, manufacturers, distributors and partners;

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

  •
  general economic conditions; and

  •
  the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change, natural disasters or outbreak of diseases, including as a result of the disruption of operations of regulatory authorities or our subsidiaries, manufacturing facilities, customers, suppliers, utility providers, distributors, couriers, collaborative partners, licensees or clinical trial sites.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Myozyme®, Renagel®, Renvela®, Campath®, Clolar®, Evoltra®, Mozobil®, Thymoglobulin®, Cholestagel®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI®, Hectorol® and Jonexa® are registered trademarks, and Lumizyme™ is a trademark, of Genzyme or its subsidiaries. Welchol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. Fludara® and Leukine® are registered trademarks licensed to Genzyme. All other trademarks referred to in this Form 10-Q are the property of their respective owners. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, JUNE 30, 2010

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net product sales	$974,922	$1,115,425	$1,946,547	$2,152,669
Net service sales	103,589	105,693	205,504	207,192
Research and development revenue	928	7,392	1,861	17,520

Total revenues	1,079,439	1,228,510	2,153,912	2,377,381

Operating costs and expenses:
Cost of products sold	301,644	288,899	581,383	524,461
Cost of services sold	66,524	61,624	132,396	121,874
Selling, general and administrative	402,535	354,128	955,845	672,089
Research and development	225,558	210,522	446,488	417,447
Amortization of intangibles	67,891	63,945	138,875	121,543
Contingent consideration expense	10,021	9,090	72,570	9,090

Total operating costs and expenses	1,074,173	988,208	2,327,557	1,866,504

Operating income (loss)	5,266	240,302	(173,645)	510,877

Other income (expenses):
Equity in loss of equity method investments	(870)	—	(1,567)	—
Losses on investments in equity securities, net	(31,562)	(105)	(31,399)	(681)
Gain on acquisition of business	—	24,159	—	24,159
Other	356	(2,056)	(246)	(3,035)
Investment income	3,084	4,144	6,384	9,494

Total other income (expenses)	(28,992)	26,142	(26,828)	29,937

Income (loss) before income taxes	(23,726)	266,444	(200,473)	540,814
Benefit from (provision for) income taxes	19,953	(78,870)	81,752	(157,754)

Net income (loss)	$(3,773)	$187,574	$(118,721)	$383,060

Net income (loss) per share:
Basic	$(0.01)	$0.69	$(0.45)	$1.42

Diluted	$(0.01)	$0.68	$(0.45)	$1.39

Weighted average shares outstanding:
Basic	265,270	269,958	265,760	270,406

Diluted	265,270	274,852	265,760	276,225

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$681,807	$742,246
Short-term investments	152,706	163,630
Accounts receivable, net	890,244	899,731
Inventories	594,112	608,022
Other current assets	193,445	210,747
Deferred tax assets	183,698	178,427

Total current assets	2,696,012	2,802,803
Property, plant and equipment, net	2,846,148	2,809,349
Long-term investments	139,641	143,824
Goodwill	1,403,639	1,403,363
Other intangible assets, net	1,963,429	2,313,262
Deferred tax assets-noncurrent	522,311	376,815
Investments in equity securities	74,227	74,438
Other noncurrent assets	118,492	136,870

Total assets	$9,763,899	$10,060,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$130,323	$189,629
Accrued expenses	939,516	696,223
Deferred revenue	34,288	24,747
Current portion of contingent consideration obligations	155,898	161,365
Current portion of long-term debt and capital lease obligations	8,510	8,166

Total current liabilities	1,268,535	1,080,130
Long-term debt and capital lease obligations	1,105,956	116,434
Deferred revenue-noncurrent	12,338	13,385
Long-term contingent consideration obligations	821,311	853,871
Other noncurrent liabilities	80,354	313,252

Total liabilities	3,288,494	2,377,072

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,531	2,657
Additional paid-in capital	5,068,602	5,688,741
Share purchase contract	(200,000)	—
Accumulated earnings	1,551,375	1,670,096
Accumulated other comprehensive income	52,897	322,158

Total stockholders' equity	6,475,405	7,683,652

Total liabilities and stockholders' equity	$9,763,899	$10,060,724

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(118,721)	$383,060
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	246,036	208,515
Stock-based compensation	92,390	109,831
Provision for bad debts	12,431	10,808
Contingent consideration expense	72,570	9,090
Equity in loss of equity method investments	1,567	—
Gain on acquisition of business	—	(24,159)
Losses on investments in equity securities, net	31,399	681
Deferred income tax benefit	(62,917)	(50,632)
Tax benefit from employee stock-based compensation	28,392	9,239
Excess tax benefit from (provision for) stock-based compensation	5,372	(4,424)
Other	3,314	4,068
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(71,630)	(106,901)
Inventories	(47,156)	21,795
Other current assets	(20,504)	(903)
Accounts payable, accrued expenses and deferred revenue	132,615	30,278

Cash flows from operating activities	305,158	600,346

Cash Flows from Investing Activities:
Purchases of investments	(175,816)	(64,394)
Sales and maturities of investments	187,220	150,739
Purchases of equity securities	(4,030)	(7,363)
Proceeds from sales of investments in equity securities	4,134	1,473
Purchases of property, plant and equipment	(330,298)	(318,324)
Investments in equity method investment	(1,466)	—
Acquisitions	—	(117,073)
Purchases of other intangible assets	(6,155)	(18,345)
Other	(7,661)	(5,198)

Cash flows from investing activities	(334,072)	(378,485)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	58,362	53,508
Repurchases of our common stock	(800,000)	(107,134)
Payments under shares purchase contract	(200,000)	—
Excess tax benefits from (provision for) stock-based compensation	(5,372)	4,424
Proceeds from issuance of debt, net	994,387	—
Payments of debt and capital lease obligations	(4,549)	(4,305)
Increase (decrease) in bank overdrafts	23,851	(14,303)
Payment of contingent consideration obligation	(61,336)	—
Other	939	3,660

Cash flows from financing activities	6,282	(64,150)

Effect of exchange rate changes on cash	(37,807)	2,113

Increase (decrease) in cash and cash equivalents	(60,439)	159,824
Cash and cash equivalents at beginning of period	742,246	572,106

Cash and cash equivalents at end of period	$681,807	$731,930

Supplemental disclosures of non-cash transactions:
Strategic Transactions—Note 6.
Goodwill and Other Intangible Assets—Note 8.
Long-Term Debt—Note 11.

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer, transplant and immune disease, and diagnostic testing. Our commitment to innovation continues today with a substantial development program focused on these fields, as well as multiple sclerosis, or MS, cardiovascular disease, neurodegenerative diseases, and other areas of unmet medical need.

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

  •
  Hematology and Oncology, which develops, manufactures and distributes products for the treatment of cancer, the mobilization of hematopoietic stem cells and the treatment of transplant rejection and other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Mozobil, Thymoglobulin, Clolar, Campath, Fludara and Leukine; and

  •
  Multiple Sclerosis, which is developing products, including alemtuzumab, for the treatment of MS and other auto-immune disorders.

        Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

  •
  our former Genetic Diseases reporting segment is now referred to as "Personalized Genetic Health," or "PGH," and now includes our cardiovascular business unit, which previously was reported under the caption "Cardiometabolic and Renal," and our Welchol product line, which previously was reported as part of our pharmaceuticals intermediates business unit under the caption "Other;"

  •
  our former Cardiometabolic and Renal reporting segment is now referred to as "Renal and Endocrinology" and now includes the assets that formerly comprised our immune-mediated diseases business unit, which previously was reported under the caption "Other," but no longer includes our cardiovascular business unit; and

  •
  our former Hematologic Oncology segment is now referred to as "Hematology and Oncology" and now includes our transplant business unit, which previously was reported under the caption

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

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

        In May 2010, we announced that we plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Possible alternatives include divestiture, spin-out or management buy-out. Our genetic testing business unit had revenue of approximately $371 million for the year ended December 31, 2009 and approximately $183 million for the six months ended June 30, 2010. Our diagnostic products business unit had revenue of approximately $167 million for the year ended December 31, 2009 and approximately $76 million for the six months ended June 30, 2010. Revenue from our pharmaceutical intermediates business unit for the same periods was significantly less in comparison.

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

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods. The balance sheet data as of December 31, 2009 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

        Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We account for our investments in entities not subject to consolidation using the equity method of accounting if we have a substantial ownership interest (20% to 50%) in or exercise significant influence over the entity. Our consolidated net income (loss) includes our share of the earnings or losses of these entities. From January 1, 2008 to December 31, 2009 we consolidated the results of BioMarin/Genzyme LLC, an entity we formed with BioMarin Pharmaceutical Inc., or BioMarin, in 1998, because we determined that we were the primary beneficiary of BioMarin/Genzyme LLC. Upon consolidation of the entity, we recorded the assets and liabilities of BioMarin/

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Genzyme LLC in our consolidated balance sheets at fair value. Effective January 1, 2010, in accordance with new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of BioMarin/Genzyme LLC because we determined that the entity does not have a primary beneficiary under the new guidance. As a result, we deconsolidated BioMarin/Genzyme LLC and no longer record the assets and liabilities in our consolidated balance sheets. Instead, effective January 1, 2010, we began to record our portion of BioMarin/Genzyme LLC's results in equity in loss of equity method investments in our consolidated statements of operations.

Revenue Recognition—Recent Healthcare Reform Legislation

        In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

  •
  an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs and an increase from 15.1% to 17.1% for our drugs that are approved exclusively for pediatric patients;

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

These provisions did not have a significant impact on our results of operations or financial position for the six months ended June 30, 2010.

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

Accounts Receivable Related to Sales in Greece

        Total accounts receivable in our consolidated balance sheets includes approximately $57 million, net of reserves, as of both June 30, 2010 and December 31, 2009 of accounts receivable held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece. These sales are subject to significant payment delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities ranging from 2 to 4 years. We recorded a charge of $7.2 million to bad debt expense, a component of selling, general and administrative expenses, or SG&A, in our consolidated statements of operations for the three and six months ended June 30, 2010 to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 10% discount rate.

        In conjunction with this plan, the government of Greece also instituted price decreases of between 20% and 27% for all future pharmaceutical product sales. Because our customers in Greece are government owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign debt defaults. The government of Greece has recently required financial support from both the European Union and the International Monetary Fund, or IMF, to avoid defaulting on its sovereign debt. If significant additional changes occur in the availability of government funding in Greece, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

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

  •
  time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the applicable service period, adjusted for the effect of estimated forfeitures; and

  •
  PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, are estimated based on the market value of our stock on the date of grant. PSUs subject to the relative total shareholder return, or R-TSR performance metric, which includes both market and service conditions, are estimated using a lattice model with a Monte Carlo simulation. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

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

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force."	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

2. Basis of Presentation and Significant Accounting Policies (Continued)

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2010-06 "Improving Disclosures about Fair Value Measurements."	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, "Fair Value Measurements and Disclosures," including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. None of our instruments were reclassified between Level 1, Level 2 or Level 3 in 2010.
2010-11, "Scope Exception Related to Embedded Credit Derivatives."	Update provides amendments to Subtopic 815-15, "Derivatives and Hedging—Embedded Derivatives," to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.	Issued March 2010. Effective at the beginning of each reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entity's first fiscal quarter beginning after issuance of this update.	We will adopt the provisions of this update for the third quarter of 2010. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2010-17, "Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force."	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2010-19, "Foreign Currency Issues: Multiple Foreign Currency Exchange Rates."	Update codifies the SEC Staff Announcement made at a March 18, 2010 meeting of the Emerging Issues Task Force, or EITF. The Staff Announcement provides the SEC staff's view on certain foreign currency issues related to investments in Venezuela.	Issued May 2010. Staff announcements made at EITF meetings are effective as of the announcement date, which for this update is March 18, 2010, unless otherwise noted.	We have adopted the provisions of this update beginning March 18, 2010. We don't believe the impact of highly inflationary accounting on differences between amounts recorded for financial reporting purposes versus the underlying U.S. dollar denominated values is material to our consolidated financial statements.

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

Valuation Techniques

        Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivatives and equity securities using market data from observable and corroborated sources. We determine the fair value of the contingent consideration obligations based on

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

a probability-weighted income approach. The measurement is based on significant inputs not observable in the market. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the six months ended June 30, 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

        The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (amounts in thousands):

Description			Balance as of June 30, 2010	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$565,413	$565,413	$—	$—

	Short-term investments:	U.S. Treasury notes	26,823	26,823	—	—
		Non U.S. Governmental notes	8,843	—	8,843	—
		U.S. agency notes	72,093	—	72,093	—
		Corporate notes—global	44,947	—	44,947	—

		Total	152,706	26,823	125,883	—

	Long-term investments:	U.S. Treasury notes	59,150	59,150	—	—
		U.S. agency notes	20,962	—	20,962	—
		Corporate notes—global	59,529	—	59,529	—

		Total	139,641	59,150	80,491	—

	Total fixed income investments		857,760	651,386	206,374	—

Equity holdings(1):	Publicly-traded equity securities		38,267	38,267	—	—

Derivatives:	Foreign exchange forward contracts		(501)	—	(501)	—

Contingent liabilities(2):	Contingent consideration obligations		(977,209)	—	—	(977,209)

Total assets (liabilities) at fair value			$(81,683)	$689,653	$205,873	$(977,209)

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

Description			Balance as of December 31, 2009	Level 1	Level 2	Level 3
Fixed income investments(1):	Cash equivalents:	Money market funds/other	$603,109	$603,109	$—	$—

	Short-term investments:	U.S. Treasury notes	41,040	41,040	—	—
		Non U.S. Governmental notes	4,114	—	4,114	—
		U.S. Government agency notes	56,810	—	56,810	—
		Corporate notes—global	54,825	—	54,825	—
		Commercial paper	6,841	—	6,841	—

		Total	163,630	41,040	122,590	—

	Long-term investments:	U.S. Treasury notes	29,793	29,793	—	—
		Non U.S. Governmental notes	4,873	—	4,873	—
		U.S. Government agency notes	28,015	—	28,015	—
		Corporate notes—global	81,143	—	81,143	—

		Total	143,824	29,793	114,031	—

	Total fixed income investments		910,563	673,942	236,621	—

Equity holdings(1):	Publicly-traded equity securities		40,380	40,380	—	—

Derivatives:	Foreign exchange forward contracts		4,284	—	4,284	—

Contingent liabilities(2):	Contingent consideration obligations		(1,015,236)	—	—	(1,015,236)

Total assets (liabilities) at fair value			$(60,009)	$714,322	$240,905	$(1,015,236)

(1)
Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income, a component of stockholders' equity, in our consolidated balance sheets.

(2)
Changes in the fair value of the contingent consideration obligations are recorded as contingent consideration expense, a component of operating expenses in our consolidated statements of operations. We recorded a total of $72.6 million of contingent consideration expense for the six months ended June 30, 2010 in our consolidated statements of operations, of which $(13.1) million was allocated to our Hematology and Oncology reporting segment and $85.7 million was allocated to our Multiple Sclerosis reporting segment. We recorded $9.1 million of contingent consideration expense for the six months ended June 30, 2009 in our consolidated statements of operations, including $4.3 million for our Hematology and Oncology reporting segment and $4.8 million for our Multiple Sclerosis reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2010 were as follows (amounts in thousands):

Balance as of December 31, 2009	$(1,015,236)
Payments	68,940
R&D reimbursement received	(7,604)
Contingent consideration expense(1)	(72,570)
Effect of foreign currency translation adjustments	49,261

Fair value at June 30, 2010	$(977,209)

(1)
For the six months ended June 30, 2010, includes:
  •
  $37.3 million of contingent consideration expense attributable to transaction gains and losses resulting from fluctuations in foreign currency exchange rates on liabilities that will be settled in a currency other than the entity's functional currency; and

  •
  a $20.9 million reduction in contingent consideration expense related to changes in estimates.

        In June 2010, we issued $500.0 million aggregate principal amount of our 3.625% senior notes due in June 2015, which we refer to as our 2015 Notes, and $500.0 million aggregate principal amount of our 5.000% senior notes due in June 2020, which we refer to as our 2020 Notes, and, together with our 2015 Notes, as the Notes, as described in Note 11., "Long-Term Debt," to these consolidated financial statements. As of June 30, 2010 our:

  •
  2015 Notes had a fair value of $509.1 million and a carrying value of $498.4 million; and

  •
  2020 Notes had a fair value of $512.5 million and a carrying value of $495.9 million.

The fair values of our 2015 Notes and 2010 Notes were determined through a market-based approach using observable and corroborated sources; within the hierarchy of fair value measurements, these are classified as Level 2 fair values.

        The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, accrued expenses, current portion of contingent consideration obligations and current portion of long-term debt and capital lease obligations approximate fair value due to their short-term maturities.

Derivative Instruments

        As a result of our worldwide operations, we face exposure to adverse movements in foreign currency exchange rates. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We may also use derivatives, primarily foreign exchange forward contracts for which we do not apply hedge accounting treatment, to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We account for such derivatives at market value with the resulting gains and losses reflected within SG&A in our consolidated statements of operations. We do not have any derivatives designated as hedging instruments and we do not use derivative instruments for trading or speculative purposes.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

Foreign Exchange Forward Contracts

        Generally, we enter into foreign exchange forward contracts with maturities of not more than 15 months. All foreign exchange forward contracts in effect as of June 30, 2010 and December 31, 2009 had maturities of 1 to 2 months. We report these contracts on a net basis. Net asset derivatives are included in other current assets and net liability derivatives are included in accrued expenses in our consolidated balance sheets.

        The following table summarizes the balance sheet classification of the fair value of these derivatives on both a gross and net basis as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	Unrealized Gain/Loss on Foreign Exchange Forward Contracts
			As Reported
	Gross		Net
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
As of:	Other current assets	Accrued expenses	Other current assets	Accrued expenses
June 30, 2010	$1,236	$1,737	$—	$501
December 31, 2009	$9,834	$5,550	$4,284	$—

        Total foreign exchange (gains) and losses included in SG&A in our consolidated statements of operations includes unrealized and realized (gains) and losses related to both our foreign exchange forward contracts and our foreign currency assets and liabilities. The net impact of our overall unrealized and realized foreign exchange (gains) and losses for both the three and six months ended June 30, 2010 and 2009 was not significant.

        The following table summarizes the effect of the unrealized and realized net (gains)/losses related to our foreign exchange forward contracts on our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

		Net (Gain)/Loss Reported
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location
Derivative Instrument		2010	2009	2010	2009
Foreign exchange forward contracts	SG&A	$4,660	$18,728	$(381)	$7,898

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

4. Net Income (Loss) Per Share

        The following table sets forth our computation of basic and diluted net income (loss) per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)—basic and diluted	$(3,773)	$187,574	$(118,721)	$383,060

Shares used in computing net income (loss) per common share—basic	265,270	269,958	265,760	270,406
Effect of dilutive securities(1):
Stock options(2)	—	3,555	—	4,554
Restricted stock units	—	1,303	—	1,221
Other	—	36	—	44

Dilutive potential common shares	—	4,894	—	5,819

Shares used in computing net income (loss) per common share—diluted(1)	265,270	274,852	265,760	276,225

Net income (loss) per common share:
Basic	$(0.01)	$0.69	$(0.45)	$1.42

Diluted	$(0.01)	$0.68	$(0.45)	$1.39

(1)
For the three and six months ended June 30, 2010, basic and diluted net loss per share are the same. We did not include the securities described in the following table in the computation of diluted net loss per share because these securities would have an anti-dilutive effect due to our net loss for those periods (amounts in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Stock options	2,316	2,633
Restricted stock units	2,391	2,462
Other	148	198

Total shares excluded from calculation of diluted loss per share	4,855	5,293

(2)
We did not include the securities described in the following table in the computation of diluted earnings (loss) per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares issuable upon exercise of outstanding options	23,158	19,732	21,903	14,191

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

5. Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the periods presented are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(3,773)	$187,574	$(118,721)	$383,060

Other comprehensive income (loss):
Foreign currency translation adjustments	(141,890)	153,780	(267,367)	33,632

Pension liability adjustments, net of tax(1)	(12)	—	(21)	—

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	(3,639)	9,657	(1)	(10,950)
Reclassification adjustment of (gains) losses included in net income (loss), net of tax	(694)	37	(1,872)	(160)

Unrealized gains (losses) on securities, net of tax(2)	(4,333)	9,694	(1,873)	(11,110)

Other comprehensive income (loss)	(146,235)	163,474	(269,261)	22,522

Comprehensive income (loss)	$(150,008)	$351,048	$(387,982)	$405,582

(1)
Tax amounts for all periods were not significant.

(2)
Net of $2.5 million of tax for the three months ended and $1.1 million of tax for the six months ended June 30, 2010 and $(5.6) million of tax for the three months ended and $6.3 million of tax for the six months ended June 30, 2009.

6. Strategic Transactions

Purchase of In-Process Research and Development

        The following table sets forth the significant in-process research and development, or IPR&D, projects for the companies and assets we acquired between January 1, 2006 and June 30, 2010 (amounts in millions):

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

(2)
Expensed on acquisition date.

(3)
Clolar is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other indications.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Total revenues	$1,280,470	$2,477,530

Net income	$163,425	$319,795

Net income per share:
Basic	$0.61	$1.18

Diluted	$0.59	$1.16

Weighted average shares outstanding:
Basic	269,958	270,406

Diluted	274,852	276,225

7. Inventories

	June 30, 2010	December 31, 2009
	(Amounts in thousands)
Raw materials	$106,394	$123,434
Work-in-process	283,648	288,653
Finished goods	204,070	195,935

Total	$594,112	$608,022

Manufacturing-Related Charges

Cerezyme and Fabrazyme

        In order to build a small inventory buffer to help us more consistently manage the resupply of Cerezyme to patients and reduce interruptions in shipping that occur in the absence of inventory, we began shipping Cerezyme to meet 50% of estimated product demand at the end of February 2010. Although we achieved our goal of building a small inventory buffer during the first quarter of 2010, we continued shipping at 50% of demand level due to an interruption in operations at our Allston facility

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

7. Inventories (Continued)

at the end of March 2010. The interruption resulted from an unexpected city electrical power failure that compounded issues with the plant's water system. Once production resumed, we continued shipping at the 50% demand level through the end of the second quarter of 2010. We supplied approximately the same amount of Cerezyme in July 2010 as we supplied in each of May 2010 and June 2010, and expect that supply will then increase in the following months. However, there will be regional variations when Cerezyme will be available, and in some countries, patients' infusion schedules may need to shift due to short-term shipping delays.

        Since the fourth quarter of 2009, we have been shipping Fabrazyme to meet approximately 30% of estimated product demand. We have been working to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and the European Medicines Agency, or EMA. The new working cell bank has completed three runs and has had 30% greater productivity than the old working cell bank. We expect to continue shipping Fabrazyme at the 30% of demand level through the third quarter and increase shipments of Fabrazyme in the fourth quarter.

        We recorded $14.9 million of charges for the three months ended and $16.4 million of charges for the six months ended June 30, 2010 to cost of products sold in our consolidated statements of operations to write off Cerezyme and Fabrazyme work-in-process material that was unfinished when the interruption occurred, based on our determination that such material could not be finished, and other inventory for these products that did not meet the necessary quality specifications.

        We also recorded charges of $6.0 million for the three months and $7.1 million for the six months ended June 30, 2010 to cost of products sold in our consolidated statements of operations to write off certain lots of Thyrogen that did not meet the necessary quality specifications.

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of a product. If a product is not approved for sale, it would result in the write off of the inventory and a charge to earnings. As of June 30, 2010, the amount of inventory for Fabrazyme related to the new working cell bank that has not yet been approved for sale was not significant.

Inventory Subject to Additional Evaluation and Release

        At any particular period, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of June 30, 2010, we have approximately $16 million of inventory that is being evaluated or tested, including $6.3 million of Fabrazyme, $3.9 million of Myozyme and $3.6 million of Thymoglobulin. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it would result in a write off of the inventory and a charge to earnings.

Sevelamer Hydrochloride and Sevelamer Carbonate

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

as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility so the damaged equipment could be repaired. We resumed production of sevelamer hydrochloride in May 2010. We anticipate that the facility will resume production of sevelamer carbonate in the fourth quarter of 2010. We believe that we have adequate supply levels to meet the current demand for both Renagel and Renvela and do not anticipate there will be any supply constraints for either product while the facility undergoes repairs. We recorded $6.1 million of expenses, net of $2.4 million of insurance reimbursements, for the three months ended and $13.7 million, net of $5.4 million of insurance reimbursements, for the six months ended June 30, 2010, to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. We expect to incur approximately $10 million of additional costs related to the remediation of this facility in the third quarter of 2010.

8. Goodwill and Other Intangible Assets

        The following table contains the change in our goodwill during the six months ended June 30, 2010 (amounts in thousands):

	Personalized Genetic Health	Renal and Endocrinology	Biosurgery	Hematology and Oncology	Multiple Sclerosis	Other	Total
Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$261,631	$1,725,400
Accumulated impairment losses(1)	—	—	(102,792)	—	—	(219,245)	(322,037)

Balance as of December 31, 2009	339,563	319,882	7,584	375,889	318,059	42,386	1,403,363
Net exchange differences arising during the period	—	—	—	—	—	(19)	(19)
Other changes in carrying amounts during the period	—	—	—	—	—	295	295

Balance as of June 30, 2010	$339,563	$319,882	$7,584	$375,889	$318,059	$42,662	$1,403,639

Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$261,907	$1,725,676
Accumulated impairment losses(1)	—	—	(102,792)	—	—	(219,245)	(322,037)

Balance as of June 30, 2010	$339,563	$319,882	$7,584	$375,889	$318,059	$42,662	$1,403,639

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

Other Intangible Assets

        The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Finite-lived other intangible assets:
Technology(1)	$1,939,330	$(942,470)	$996,860	$2,180,232	$(877,611)	$1,302,621
Distribution rights(2)	446,427	(260,557)	185,870	440,521	(227,726)	212,795
Patents	188,651	(138,520)	50,131	188,651	(131,898)	56,753
License fees	98,272	(50,031)	48,241	98,647	(47,052)	51,595
Customer lists	87,421	(48,282)	39,139	87,423	(43,822)	43,601
Trademarks	60,608	(50,332)	10,276	60,608	(47,623)	12,985

Total finite-lived other intangible assets	2,820,709	(1,490,192)	1,330,517	3,056,082	(1,375,732)	1,680,350
Indefinite-lived other intangible assets:
IPR&D	632,912	—	632,912	632,912	—	632,912

Total other intangible assets	$3,453,621	$(1,490,192)	$1,963,429	$3,688,994	$(1,375,732)	$2,313,262

(1)
For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to the consolidated results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheets.

(2)
Includes an additional $6.0 million for the six months ended June 30, 2010 for additional payments made or accrued in connection with the reacquisition of the Synvisc sales and marketing rights from Pfizer in January 2005. As of June 30, 2010, the contingent royalty payments to Pfizer payable under the agreement are substantially complete. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by first quarter of 2011, the amount of which is not significant.

        All of our finite-lived other intangible assets are amortized over their estimated useful lives.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        As of June 30, 2010, the estimated future amortization expense for our finite-lived other intangible assets for the remainder of fiscal year 2010, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year Ended December 31,	Estimated Revenue- Based Amortization Expense(1)	Estimated Other Amortization Expense	Total Estimated Amortization Expense(1)
2010 (remaining six months)	$49,255	$91,146	$140,401
2011	119,112	175,060	294,172
2012	94,168	148,174	242,342
2013	29,545	131,432	160,977
2014	26,308	109,116	135,424
Thereafter	21,578	352,219	373,797

(1)
Includes estimated future amortization expense for:

•
the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we may be required to make to Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future Net Sales of Myozyme/Lumizyme and the milestone payments we may be required to make to Synpac. These contingent payments will be recorded as intangible assets when the payments are accrued; and

•
the technology intangible assets resulting from our acquisition of the worldwide rights to Fludara, which are being amortized based on the forecasted future sales of Fludara.

9. Investment in BioMarin/Genzyme LLC

        We and BioMarin have entered into agreements to develop and commercialize Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, used to treat an LSD known as mucopolysaccharidosis, or MPS, I. Under the relationship, an entity we formed with BioMarin in 1998 called BioMarin/Genzyme LLC has licensed all intellectual property related to Aldurazyme and other collaboration products on a royalty-free basis to BioMarin and us. BioMarin holds the manufacturing rights and we hold the global marketing rights. We are required to pay BioMarin a tiered royalty payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

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

BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity's economic performance is the primary beneficiary. We have concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is, in fact, shared equally between us and BioMarin through our commercialization rights and BioMarin's manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations. For the three and six months ended June 30, 2010, the results of BioMarin/Genzyme LLC and our portion of the results of BioMarin/Genzyme LLC were not significant.

10. Investment in Isis Pharmaceuticals, Inc. Common Stock

        We review for potential impairment the carrying value of each of our strategic investments in equity securities on a quarterly basis. The closing price per share of Isis Pharmaceuticals, Inc, or Isis, common stock exhibited volatility during 2009 and the six months ended June 30, 2010 and has remained below our historical cost since September 1, 2009, with closing prices since that date ranging from a high of $15.69 per share to a low of $8.66 per share. We considered all available evidence in assessing the decline in value of our investment in Isis common stock, including investment analyst reports and Isis's expected results and future outlook. However, despite such evidence if the fair value of any of our investments remain below our historical cost for a consecutive nine months, we will generally conclude that it is unclear over what period the stock price of our investment would recover and that any evidence suggesting that the investment would recover to at least our historical cost is not sufficient to overcome the presumption that the current market price is the best indicator of the value of this investment. Accordingly, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and we recorded a $32.3 million impairment charge to losses on investment in equity securities, net in our consolidated statements of operations for the three and six months ended June 30, 2010.

11. Long-Term Debt

  2015 and 2020 Senior Notes

        In June 2010, we sold $500.0 million aggregate principal amount of our 2015 Notes and $500.0 million aggregate principal amount of our 2020 Notes through institutional private placements to fund the $1.0 billion payment under our accelerated share repurchase agreement, as discussed in Note 12., "Stockholders' Equity," to these consolidated financial statements. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions and other expenses related to the offerings. We recorded the net proceeds in our consolidated balance sheets as of June 30, 2010 as:

  •
  a $7.7 million increase to other noncurrent assets for the capitalized debt offering costs, including $6.3 million for commissions and $1.4 million of other offering expenses; and

  •
  a $1.0 billion increase to long-term liabilities for the principal of the Notes, offset by $5.7 million for the debt discount on the Notes.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

11. Long-Term Debt (Continued)

Both the debt offering costs and debt discount will be amortized to interest expense in our consolidated statements of operations. The debt offering costs have been allocated proportionately to our 2015 Notes and our 2020 Notes and are being amortized based on the term of each such group of the Notes. The debt discount for each group of the Notes will be amortized using the effective interest method. The 2015 Notes mature in June 2015 and the 2020 Notes mature in June 2020. Interest accrues on the Notes from June 17, 2010 and is payable semi-annually in arrears on June 15 and December 15 of each year starting on December 15, 2010.

        The Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding. The Notes are fully and unconditionally guaranteed by one of our subsidiaries that also guarantees our indebtedness under our 2006 revolving credit facility. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of:

  •
  100% of the principal amount of the Notes redeemed; or

  •
  the sum of the present values of the remaining scheduled payments of interest and principal thereon discounted at the Treasury Rate plus 25 basis points in the case of our 2015 Notes and 30 basis points in the case of our 2020 Notes.

We may be required to offer to repurchase the Notes at a purchase price equal to 101% of their principal amount if we are subject to certain changes of control.

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

        As of June 30, 2010, we had approximately $9 million of outstanding standby letters of credit and no borrowings, resulting in approximately $341 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2010, we were in compliance with these covenants.

12. Stockholders' Equity

Share Repurchase Plan

        In April 2010, our board of directors authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock to be financed with proceeds of newly issued debt, and the purchase of an additional $1.0 billion of our common stock by June 2011. On

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

June 17, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co., or Goldman Sachs, under which we will repurchase $1.0 billion worth of shares of our common stock. Our effective per share purchase price will be based generally on the average of the daily volume weighted average prices per share of our common stock, less a discount, calculated during a period of up to four months. In connection with this agreement, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares, of which:

  •
  $800.0 million, or 80%, represents the value, based on the closing price of our common stock on June 17, 2010, of the 15.6 million shares of our common stock that Goldman Sachs delivered to us; and

  •
  $200.0 million, or 20%, represents an advance payment that, depending on our effective per share purchase price, either will cover additional shares Goldman Sachs may be required to deliver to us or will be applied towards any additional amount that may be owed by us if our effective per share purchase price exceeds the closing price of our common stock on June 17, 2010.

We recorded the $1.0 billion payment to the bank as a decrease to stockholders' equity in our consolidated balance sheet as of June 30, 2010, consisting of decreases of $0.2 million in common stock and $799.8 million in additional paid-in capital as well as a $200.0 million share purchase contract receivable for the advance payment described above.

        The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. Upon final settlement, we will either receive a settlement amount of additional shares of our common stock or be required to remit a settlement amount, payable, at our option, in cash or common stock. Shares repurchased under this agreement will be deemed authorized shares that are no longer outstanding.

Modification of Certain Stock Options and RSUs

        On May 26, 2010, in connection with our plan to approve strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units, the compensation committee of our board of directors approved certain modifications to the stock options and RSUs previously granted to the employees of those business units, to be effective as of the date of divestiture of each business unit. The post-termination exercise period for these stock options was modified to extend the post-termination exercise period from three months to one year. We used Black-Scholes valuation models, based on the following assumptions, to determine the valuation adjustment required for the extension of the post-termination exercise period, and recorded stock-based compensation expense using an expected term of seven months:

	New Post-Termination Period	Original Post-Termination Period
Grant date fair value as of May 26, 2010	$50.00	$50.00
Term	19 months	10 months
Dividend	0	0
Volatility	38.00%	30.00%
Risk-free interest rate	0.63%	0.32%

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        Based on our analysis, we recorded an additional $9.1 million of stock-based compensation expense in our consolidated statements of operations for the three months ended June 30, 2010 for the valuation adjustment related to the modification of these stock options.

        On May 26, 2010, the compensation committee of our board of directors also approved the following modifications to certain RSUs granted to the employees of these three business units, to be effective as of the date of divestiture for each business unit, including:

  •
  acceleration of the vesting of the RSUs granted in May 2008; and

  •
  pro-ration of the vesting of the RSUs granted in May 2009 over a 19-month, instead of a three-year, period.

        Prior to these modifications, the RSUs granted in May 2008 had a grant date fair value of $68.48 per share and the RSUs granted in May 2009 had a grant date fair value of $58.66 per share based on the closing price of our common stock at the date of each grant. The modifications triggered a new measurement date for these RSUs and, as a result, we revalued these RSUs based on a new grant date fair value of $50.00 per share, the closing price of our common stock on the date of modification. We recorded a net reduction in stock-based compensation for these RSUs of $(2.9) million in our consolidated statements of operations for the three months ended June 30, 2010 to adjust the cumulative stock-based compensation expense recorded for these RSUs for the modifications, including:

  •
  $(8.3) million for the reversal of the cumulative to-date stock-based compensation expenses recorded through May 25, 2010, prior to the modifications; offset, in part, by

  •
  $5.4 million of stock-based compensation expenses for the period from May 26, 2010 through June 30, 2010 based on the new, reduced grant date fair value of these awards.

We expect to record approximately $13 million of additional stock-based compensation expense for these RSUs during the second half of 2010 as a result of these modifications.

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

  •
  R-TSR measured against the performance of a subset of biotechnology peer companies (currently 28 companies) in the S&P 500 Health Care Index.

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

PSUs

        During the six months ended June 30, 2010, we granted a total of 223,066 PSUs with a weighted average grant date fair value of $49.86 per share to senior executives under our 2004 Equity Plan. The PSUs are subject to the attainment of certain performance criteria established at the beginning of the performance period, as described above, and cliff vest at the end of the performance period, which ends December 31, 2012. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

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

Stock-Based Compensation Expense, Net of Estimated Forfeitures

        We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pre-tax stock-based compensation expense, net of estimated forfeitures(1)	$(44,694)	$(65,167)	$(92,335)	(109,773)
Less: tax benefit from stock options	13,476	15,144	26,548	27,733

Total stock-based compensation expense, net of tax	$(31,218)	$(50,023)	$(65,787)	$(82,040)

(1)
We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense capitalized to inventory	$4,038	$5,729	$7,840	$9,141

        We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

        At June 30, 2010, there was $275.6 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.2 years.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13. Commitments and Contingencies

FDA Consent Decree

        On May 24, 2010, we entered into a consent decree with the FDA relating to our Allston facility. Under the terms of the consent decree, we will pay an upfront disgorgement of past profits of $175.0 million. Conditioned upon our compliance with the terms of the consent decree, we may continue to ship Cerezyme and Fabrazyme, which are manufactured, filled and finished at the facility, as well as Thyrogen, which is filled and finished at the facility. In the United States, Thyrogen that is filled and finished at the facility will only be distributed based on medical necessity, in accordance with FDA criteria. The consent decree requires us to move our fill-finish operations out of the Allston facility for Thyrogen sold within the United States by November 22, 2010 and for Fabrazyme sold within the United States by November 24, 2010. We must move our fill-finish operations for all products sold outside of the United States by August 31, 2011. If we are not able to meet these deadlines, the FDA can require us to disgorge 18.5% of the revenue from the sale of any products that are filled and finished at the Allston facility after the applicable deadlines.

        The consent decree also requires us to implement a plan to bring the Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at the Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we are retaining as the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately 3-4 years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at the Allston facility for an additional five years. The consent decree is subject to, and effective upon, approval by the U.S. District Court for the District of Massachusetts. The consent decree was filed with the U.S. District Court on May 24, 2010 and we are awaiting the court's approval.

Legal Proceedings

Federal Securities Litigation

        In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from good manufacturing practice, or GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys' and

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

experts' fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009. In June 2010, we filed a motion to dismiss the class action. If the action is not dismissed, we intend to defend this lawsuit vigorously.

Shareholder Demand Letters

        Since August 2009, we have received ten letters from shareholders demanding that our board of directors take action on behalf of Genzyme Corporation to remedy alleged breaches of fiduciary duty by our directors and certain executive officers. The demand letters are primarily premised on allegations regarding our disclosures to shareholders with respect to manufacturing issues and compliance with GMP and our processes and decisions related to manufacturing at our Allston facility. Several of the letters also assert that certain of our executive officers and directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of the board whether any action should be instituted on behalf of Genzyme Corporation against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to the benefit of Genzyme Corporation. The special committee's investigation is ongoing.

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

Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs' failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending the board of director's completion of its ongoing investigation in response to the shareholders demand.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

14. Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Benefit from (provision for) income taxes	$19,953	$(78,870)	$81,752	$(157,754)
Effective tax rate	(84)%	30%	(41)%	29%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  domestic manufacturing benefits;

  •
  benefits related to tax credits; and

  •
  non-deductible stock-based compensation expenses totaling $9.1 million for the three months ended and $21.0 million for the six months ended June 30, 2010, as compared to $21.8 million for the three months ended and $31.5 million for the six months ended June 30, 2009.

        In addition, our tax benefit for both the three and six months ended June 30, 2010 includes:

  •
  tax expenses resulting from the remeasurement of the deferred tax assets related to our acquisition from Bayer in 2009 in the amount of $9.9 million for the three months ended June 30, 2010 and $20.6 million for the six months ended June 30, 2010; and

  •
  $10.0 million of tax benefits due to the realization, for U.S. income tax purposes, of prior periods' foreign income tax paid.

Our benefits from tax provisions for the six months ended June 30, 2010 also includes tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Personalized Genetic Health(1,3)	$350,540	$581,728	$743,044	$1,131,688
Renal and Endocrinology	258,379	247,277	510,802	489,745
Biosurgery	163,982	139,327	301,348	258,849
Hematology and Oncology(2)	176,497	111,990	332,807	200,563
Multiple Sclerosis(2)	—	5,066	—	12,357
Other	129,753	142,568	265,612	283,171
Corporate	288	554	299	1,008

Total	$1,079,439	$1,228,510	$2,153,912	$2,377,381

Income (loss) before income taxes:
Personalized Genetic Health(1,3)	$70,571	$332,700	$43,555	$684,495
Renal and Endocrinology	113,436	111,106	227,960	217,168
Biosurgery	61,608	33,750	90,603	62,083
Hematology and Oncology(2)	31,826	(17,030)	40,196	(20,015)
Multiple Sclerosis(2)	(52,355)	(2,161)	(142,280)	(18,607)
Other(4)	(447)	15,013	3,781	10,215
Corporate(5)	(248,365)	(206,934)	(464,288)	(394,525)

Total	$(23,726)	$266,444	$(200,473)	$540,814

(1)
Includes the impact of supply constraints for Cerezyme and Fabrazyme for all periods presented.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

  Income (loss) before income taxes for our Hematology and Oncology and Multiple Sclerosis reporting segments includes the following contingent consideration expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contingent consideration expenses:
Hematology and Oncology	$(34,506)	$4,330	$(13,074)	$4,330
Multiple Sclerosis	44,527	4,760	85,644	4,760

Total contingent consideration expenses	$10,021	$9,090	$72,570	$9,090

  In addition, income (loss) before income taxes for our Multiple Sclerosis reporting segment includes a gain on acquisition of business of $24.2 million for the three and six months ended June 30, 2009 for which there were no comparable amounts in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

(3)
Includes a charge of $175.0 million recorded to SG&A for the six months ended June 30, 2010 for the upfront disgorgement of past profits provided for in the consent decree we entered into with the FDA. For more information about the consent decree, see Note 13., "Commitments and Contingencies," to these consolidated financial statements.

(4)
Includes a charge of $18.2 million recorded to research and development expense in our consolidated statements of operations in January 2009 for intellectual property we acquired from EXACT Sciences Corporation, or EXACT Sciences.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2010	December 31, 2009
Segment Assets(1):
Personalized Genetic Health(2)	$1,211,225	$1,525,602
Renal and Endocrinology	1,193,872	1,283,731
Biosurgery	482,117	509,064
Hematology and Oncology	1,343,840	1,406,684
Multiple Sclerosis	951,332	956,448
Other	447,740	462,978
Corporate(3)	4,133,773	3,916,217

Total	$9,763,899	$10,060,724

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

(3)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Cash, cash equivalents, short- and long-term investments in debt securities	$974,154	$1,049,700
Deferred tax assets, net	706,009	555,242
Property, plant & equipment, net	1,986,309	1,787,054
Investments in equity securities	74,227	74,438
Other	393,074	449,783

Total	$4,133,773	$3,916,217

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

        Note: All references to increases or decreases for the three months ended June 30, 2010 are as compared to the three months ended June 30, 2009. All references to increases or decreases for the six months ended June 30, 2010 are as compared to the six months ended June 30, 2009, unless otherwise noted.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer, transplant and immune disease, and diagnostic testing. Our commitment to innovation continues today with a substantial development program focused on these fields, as well as MS, cardiovascular disease, neurodegenerative diseases, and other areas of unmet medical need.

        We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Personalized Genetic Health, which develops, manufactures and distributes therapeutic products with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and cardiovascular disease. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme, Myozyme/Lumizyme, Aldurazyme and Elaprase and royalties earned on sales of Welchol;

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

  •
  Hematology and Oncology, which develops, manufactures and distributes products for the treatment of cancer, the mobilization of hematopoietic stem cells and the treatment of transplant rejection and other hematologic and auto-immune disorders. The unit derives substantially all of its revenue from sales of Mozobil, Thymoglobulin, Clolar, Campath, Fludara and Leukine; and

  •
  Multiple Sclerosis, which is developing products, including alemtuzumab, for the treatment of MS and other auto-immune disorders.

        Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

  •
  our former Genetic Diseases reporting segment is now referred to as "Personalized Genetic Health," or "PGH," and now includes our cardiovascular business unit, which previously was reported under the caption "Cardiometabolic and Renal," and our Welchol product line, which previously was reported as part of our pharmaceutical intermediates business unit under the caption "Other;"

  •
  our former Cardiometabolic and Renal reporting segment is now referred to as "Renal and Endocrinology" and now includes the assets that formerly comprised our immune-mediated diseases business unit, which previously was reported under the caption "Other," but no longer includes our cardiovascular business unit; and

  •
  our former Hematologic Oncology segment is now referred to "Hematology and Oncology" and now includes our transplant business unit, which previously was reported under the caption "Other," but no longer includes our multiple sclerosis business unit, which is now reported as a separate reporting segment called "Multiple Sclerosis."

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

        In May 2010, we announced a plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Possible alternatives include divestiture, spin-out or management buy-out. Our genetic testing business unit had revenue of approximately $371 million for the year ended December 31, 2009 and approximately $183 million for the six months ended June 30, 2010. Our diagnostic products business unit had revenue of approximately $167 million for the year ended December 31, 2009 and approximately $76 million for the six months ended June 30, 2010. Revenue from our pharmaceutical intermediates business unit for the same periods was significantly less in comparison. Transactions for these business units are targeted for the end of 2010.

Update to Second Quarter Earnings Release

        On July 21, 2010, we issued a press release containing our financial results for the three month period ended June 30, 2010, which we furnished as an exhibit to a Current Report on Form 8-K prior to hosting a conference call. Subsequent to July 21, 2010, we identified additional inventories that did not meet our quality specifications. Our decision to discard these inventories has resulted in a second quarter write off of $6.5 million in addition to the $21.9 million write off previously reported. As a result, our second quarter net loss is $(3.8) million or $(0.01) per diluted share, compared with net income of $23.0 thousand or $0.00 per diluted share reported on July 21, 2010.

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

        Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Product sales allowances:
Contractual adjustments	$221,061	$149,049	$72,012	48%	$401,489	$285,229	$116,260	41%
Discounts	7,702	6,764	938	14%	14,504	13,040	1,464	11%
Sales returns	7,711	9,375	(1,664)	(18)%	15,256	15,898	(642)	(4)%

Total product sales allowances	$236,474	$165,188	$71,286	43%	$431,249	$314,167	$117,082	37%

Total gross product sales	$1,211,396	$1,280,613	$(69,217)	(5)%	$2,377,796	$2,466,836	$(89,040)	(4)%

Total product sales allowances as a percent of total gross product sales	20%	13%			18%	13%

        Total product sales allowances increased for both the three and six months ended June 30, 2010, primarily due to:

  •
  increased contractual adjustments totaling $48.0 million for the three months and $77.1 million for the six months for our Renal and Endocrinology reporting segment, and $18.6 million for the three months and $30.1 million for the six months for our Biosurgery reporting segment;

  •
  $11.3 million for the three months and $26.6 million for the six months of increased product sales allowances for our Hematology and Oncology reporting segment primarily due to contractual adjustments related to sales of Campath, Fludara and Leukine, which we acquired from Bayer in May 2009; and

  •
  changes in our overall product mix.

        These increases were offset, in part, by decreases of $6.3 million for the three months and $16.2 million for the six months in the aggregate product sales allowances for Cerezyme and Fabrazyme as a result of supply constraints.

        Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased approximately 11% to approximately $263 million as of June 30, 2010, as compared to approximately $236 million as of December 31, 2009, primarily due to increased contractual adjustments for our Renal and Endocrinology reporting segment and changes in the timing of certain payments. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for the last three years.

Accounts Receivable Related to Sales in Greece

        Total accounts receivable in our consolidated balance sheets includes approximately $57 million, net of reserves, as of both June 30, 2010 and December 31, 2009 of accounts receivable held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece. These sales are subject to significant payment delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities ranging from 2 to 4 years. We recorded a charge of $7.2 million to bad debt expense, a component of SG&A, in our consolidated statements of operations for the three and six months ended June 30, 2010 to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 10% discount rate.

        In conjunction with this plan, the government of Greece also instituted price decreases of between 20% and 27% for all future pharmaceutical product sales. Because our customers in Greece are government owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign debt defaults. The government of Greece has recently required financial support from both the European Union and the IMF to avoid defaulting on its sovereign debt. If significant additional changes occur in the availability of government funding in Greece, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

Healthcare Reform Legislation

        In March 2010, healthcare reform legislation was enacted in the United States. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

  •
  an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs and an increase from 15.1% to 17.1% for our drugs that are approved exclusively for pediatric patients;

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

These provisions did not have a significant impact on our results of operations or financial position for the six months ended June 30, 2010.

        Effective October 1, 2010, the new legislation re-defines the Medicaid AMP such that the AMP and, consequently, the Medicaid rebate are expected to increase for some of our drugs, in particular those that offer discounted pricing to customers.

        Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the "donut hole". Also beginning in 2011, clinical laboratory fee schedule payments will be reduced 1.75% over a period of five years and we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization's percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid and VA, DOD and TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation. Final guidance relating to how we will be required to account for this fee is still pending; however, it is expected that the fee will be classified as either a reduction of net sales or an operating expense. The aggregated industry wide fee is expected to total approximately

$28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Beginning in 2013, a 2.3% excise tax will be imposed on sales of all medical devices except retail purchases by the public intended for individual use.

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

        We expect that the U.S. Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. In addition, we anticipate seeing continued efforts to reduce healthcare costs in many other countries outside the United States. For example, in May 2010, the Greek health ministry imposed a flat mandatory discount of 27% on medicinal products above a certain price level. This discount, however, does not apply to our orphan drugs or Thymoglobulin. The Greek health ministry has stated that this newly imposed pricing will apply up through August 31, 2010, at which time the ministry will issue new pricing for most medicinal products based on the average of the three lowest prices in the European Union, and at that time, also determine the pricing for orphan products. As another example, the German government has enacted legislation, effective August 2010, that among other things, increases mandatory discounts from 6% to 16% and imposes August 2009 pricing levels on pharmaceuticals through the end of 2013. We expect that our revenues would be negatively impacted if these or similar measures are implemented or maintained.

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

        We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$5,685	$7,909	$(2,224)	(28)%	$11,745	$12,156	$(411)	(3)%
Charged to SG&A	1,547	3,481	(1,934)	(56)%	4,893	7,028	(2,135)	(30)%

Total distributor fees	$7,232	$11,390	$(4,158)	(37)%	$16,638	$19,184	$(2,546)	(13)%

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

REVENUES

        The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Product revenue	$974,922	$1,115,425	$(140,503)	(13)%	$1,946,547	$2,152,669	$(206,122)	(10)%
Service revenue	103,589	105,693	(2,104)	(2)%	205,504	207,192	(1,688)	(1)%

Total product and service revenue	1,078,511	1,221,118	(142,607)	(12)%	2,152,051	2,359,861	(207,810)	(9)%
Research and development revenue	928	7,392	(6,464)	(87)%	1,861	17,520	(15,659)	(89)%

Total revenues	$1,079,439	$1,228,510	$(149,071)	(12)%	$2,153,912	$2,377,381	$(223,469)	(9)%

Product Revenue

        The following table sets forth our products and their related indications:

Reporting Segments	Products	Approved Indications
Personalized Genetic Health	Cerezyme	Gaucher disease
	Fabrazyme	Fabry disease
	Myozyme/Lumizyme	Pompe disease
	Aldurazyme	MPS I
	Elaprase	MPS II
	Royalties earned on sales of Welchol	Reduction of LDL in patients with hypercholesterolemia
	Cholestagel	Reduction of LDL in patients with hypercholesterolemia
Renal and Endocrinology	Renagel/Renvela and bulk sevelamer	Control of serum phosphorus in patients with chronic kidney disease, or CKD, on dialysis and in Europe in CKD patients both on and not on dialysis with serum phosphorus above a certain level
	Hectorol	Secondary hyperparathyroidism in CKD patients

Reporting Segments	Products	Approved Indications
	Thyrogen	An adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer and an adjunctive therapy in the ablation of remnant thyroid tissue in patients that have undergone thyroid removal
Biosurgery	Synvisc/Synvisc-One/Jonexa	Treatment of pain associated with osteoarthritis
	Sepra products	Prevention of adhesions following various surgical procedures in the abdomen and pelvis
Hematology and Oncology	Mozobil	Mobilization of hematopoietic stem cells
	Thymoglobulin	Immunosuppression of certain types of cells responsible for organ rejection in transplant patients and treatment of aplastic anemia
	Clolar	Relapsed and refractory ALL
	Campath	Leukemia
	Fludara	Leukemia and lymphoma
	Leukine	Reduction of the incidence of severe and life-threatening infections in older adult patients with acute myelogenous leukemia, or AML, following chemotherapy and certain other uses
Other	Diagnostic products	Infectious disease and cholesterol testing products
	Pharmaceutical intermediates products	Pharmaceutical intermediates

        The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Personalized Genetic Health	$350,517	$581,685	$(231,168)	(40)%	$743,001	$1,131,608	$(388,607)	(34)%
Renal and Endocrinology	258,229	247,269	10,960	4%	510,486	489,724	20,762	4%
Biosurgery	151,807	127,113	24,694	19%	278,068	236,241	41,827	18%
Hematology and Oncology	176,490	110,846	65,644	59%	332,781	197,490	135,291	69%
Other product revenue	37,879	48,512	(10,633)	(22)%	82,211	97,606	(15,395)	(16)%

Total product revenue	$974,922	$1,115,425	$(140,503)	(13)%	$1,946,547	$2,152,669	$(206,122)	(10)%

Personalized Genetic Health

Regulatory and Manufacturing

FDA Consent Decree

        On May 24, 2010, we entered into a consent decree with the FDA relating to our Allston facility. Under the terms of the consent decree, we will pay an upfront disgorgement of past profits of $175.0 million. Conditioned upon our compliance with the terms of the consent decree, we may continue to ship Cerezyme and Fabrazyme, which are manufactured, filled and finished at the facility, as well as Thyrogen, which is filled and finished at the facility. In the United States, Thyrogen that is filled and finished at our Allston facility will only be distributed based on medical necessity, in accordance with FDA criteria. The consent decree requires us to move our fill-finish operations out of our Allston facility for Thyrogen sold within the United States by November 22, 2010 and for Fabrazyme sold within the United States by November 24, 2010. We must move our fill-finish operations for all products sold outside of the United States by August 31, 2011. If we are not able to meet these deadlines, the FDA can require us to disgorge 18.5 percent of the revenue from the sale of any products that are filled and finished at our Allston facility after the applicable deadlines.

        The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, Quantic, to improve quality and compliance at our Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we are retaining as the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately 3-4 years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our Allston facility for an additional five years. The consent decree is subject to, and effective upon, approval by the U.S. District Court for the District of Massachusetts. The consent decree was filed with the U.S. District Court on May 24, 2010 and we are awaiting the court's approval.

Manufacturing and Supply of Cerezyme and Fabrazyme

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

        We resumed Cerezyme shipments in the fourth quarter of 2009. In order to build a small inventory buffer to help us more consistently manage the resupply of Cerezyme to patients and reduce interruptions in shipping that occur in the absence of inventory, we began shipping Cerezyme to meet 50% of estimated product demand at the end of February 2010. Although we achieved our goal of building a small inventory buffer during the first quarter of 2010, we continued shipping at the 50% of demand level due to an interruption in operations at our Allston facility at the end of March 2010. The interruption resulted from an unexpected city electrical power failure that compounded issues with the facility's water system. Once production resumed, we continued shipping at the 50% of demand level through the end of the second quarter of 2010. We supplied approximately the same amount of Cerezyme in July 2010 as we supplied in each of May 2010 and June 2010, and expect that supply will then increase in the following months. However, there will be regional variations when Cerezyme will be available, and in some countries, patients' infusion schedules may need to shift due to short-term shipping delays.

        Since the fourth quarter of 2009, we have been shipping Fabrazyme to meet approximately 30% of estimated product demand. We have been working to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and EMA. The new working cell bank has completed three runs and has had 30% greater productivity than the old working cell bank. We expect to continue shipping Fabrazyme at the 30% of demand level through the third quarter and increase shipments of Fabrazyme in the fourth quarter of 2010.

        We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until our new Framingham manufacturing facility is approved, which is anticipated to take place in late 2011. Any additional manufacturing interruptions or delays will likely impact supply of these products. We are also working to transition fill-finish operations out of our Allston facility to our Waterford, Ireland plant and to Hospira, a third-party contract manufacturer. The fill-finish area of the Waterford facility is being expanded to accommodate the long-term growth of our PGH products, and we currently anticipate receiving approval of this new capacity in 2011.

Lumizyme Approval

        In May 2010, we received FDA approval to market Lumizyme, alglucosidase alfa produced at the 4000L scale in the United States. Lumizyme is the first treatment approved in the U.S. specifically to treat patents with late-onset Pompe disease. We produce Lumizyme at our Geel facility, where we have produced Myozyme at the 4000L scale since February 2009 when we received approval for the 4000L scale process in Europe. As of the first quarter of 2010, the majority of markets outside of the United States have transitioned to the 4000L scale product. At our Geel facility, we are adding a third bioreactor for the production of Myozyme/Lumizyme produced at the 4000L scale, for which we expect to receive FDA approval in mid-2011.

        We have implemented a Risk Evaluation and Mitigation Strategy, or REMS, which we call the Lumizyme ACE Program, to ensure that the appropriate patients receive Lumizyme commercially. We have initiated this program with the health care professionals involved in the Alglucosidase Alfa Temporary Access Program, or ATAP, the program created in 2007 through which we have provided therapy free of charge to nearly 200 patients prior to commercial approval of Lumizyme. We will keep ATAP open until August 20, 2010 to ensure that patients have uninterrupted therapy while working to enroll participants in the Lumizyme ACE Program. We have also begun working with U.S. health care professionals to enable those adult patients who have been waiting to access treatment to begin Lumizyme therapy.

Personalized Genetic Health Product Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Cerezyme	$138,736	$298,087	$(159,351)	(53)%	$317,883	$594,057	$(276,174)	(46)%
Fabrazyme	39,484	134,302	(94,818)	(71)%	92,725	256,503	(163,778)	(64)%
Myozyme/Lumizyme	92,054	79,273	12,781	16%	178,113	146,665	31,448	21%
Aldurazyme	43,651	39,190	4,461	11%	83,548	76,027	7,521	10%
Other Personalized Genetic Health	36,592	30,833	5,759	19%	70,732	58,356	12,376	21%

Total Personalized Genetic Health	$350,517	$581,685	$(231,168)	(40)%	$743,001	$1,131,608	$(388,607)	(34)%

        PGH product revenue decreased for the three and six months ended June 30, 2010, primarily due to the temporary suspension of production at our Allston facility in June 2009 during a time of already low levels of inventory for Cerezyme and Fabrazyme, resulting in supply constraints for Cerezyme and Fabrazyme since that time offset, in part, by:

  •
  favorable exchange rate fluctuations for the six months ended June 30, 2010 offset, in part, by unfavorable exchange rates for the three months ended June 30, 2010;

  •
  continued growth in sales volume for Aldurazyme and other PGH products, primarily Elaprase; and

  •
  the addition of sales of Lumizyme after it received FDA approval in May 2010.

Cerezyme and Fabrazyme

        The supply constraint for Cerezyme adversely impacted Cerezyme revenue by $154.9 million for the three months ended June 30, 2010 and by $280.5 million for the six months ended June 30, 2010. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, adversely impacted Cerezyme revenue by $1.5 million for the three months ended June 30, 2010. Exchange rate fluctuations, primarily the Euro against the U.S. dollar, positively impacted Cerezyme revenue by $5.9 million for the six months ended June 30, 2010. Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Sales of Cerezyme were approximately 13% of our total revenue for the three months ended June 30, 2010, and 15% of our total revenue for the six months ended June 30, 2010 which reflect periods of supply constraint, as compared to approximately 24% and 25% for the same periods in 2009.

        The supply constraint for Fabrazyme adversely impacted Fabrazyme revenue by $94.2 million for the three months ended June 30, 2010 and by $166.6 million for the six month ended June 30, 2010. The weakening of foreign currencies against the U.S. dollar had no significant impact on Fabrazyme revenue for the three months ended June 30, 2010. Exchange rate fluctuations positively impacted Fabrazyme revenue by $2.3 million for the six months ended June 30, 2010.

        Under the FDA consent decree, we are required to move our fill-finish operations for Cerezyme and Fabrazyme out of our Allston facility. We are in the process of transferring these operations to Hospira.

        The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors and our future sales may be negatively affected by competitive products by Shire Human Genetic Therapies Inc., a business unit of Shire plc, or Shire, and Protalix Biotherapeutics Ltd., or Protalix. After our products experienced supply constraints, Shire and Protalix were able to offer their developmental therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved treatment investigational new drug application, or T-IND, protocol and to patients in the European Union and other countries through pre-approval access programs. Shire received marketing approval for VPRIV™ from the FDA in late February 2010 and announced that it will price this therapy lower than Cerezyme. Shire also received a positive opinion from the EMA Committee for Human Medicinal Product in June 2010. Shire has announced that it expects its manufacturing plant to be approved for commercial product in late 2011 or early 2012. Protalix submitted its new drug application, or NDA, for UPLYSO™ to the FDA in December 2009 and has been granted "fast track" designation with a Prescription Drug User Fee Act, or PDUFA, date of February 25, 2011. In December 2009, Protalix and Pfizer entered into an agreement to develop and commercialize UPLYSO. The FDA has granted orphan drug status to both Shire's and Protalix's therapies for the treatment of Gaucher disease. Outside of the United States, Fabrazyme currently competes with Replagal, a product marketed by Shire. In the United States, the FDA has approved a T-IND for Replagal. In August 2010, Shire reported that it had withdrawn its biologics license application, or BLA, for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted "fast track" designation, to consider updating it with additional clinical data. In June 2010, Shire closed enrollment in its T-IND in the United States for Replagal and announced plans to actively manage emergency requests for the drug from new patients.

        We are aware that some Gaucher and Fabry patients have switched to one of our competitors' therapies during the period of supply constraint and there is a risk that they may not switch back to our products, which would result in the loss of additional revenue for us. In April 2010, the EMA advised physicians to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. We also have encouraged patients to switch to competitors products during the period of supply constraint. These actions may result in additional patients switching to our competitors' therapies. In July 2010, the EMA issued a temporary recommendation to physicians that new Fabry disease patients be treated with Replagal as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraint present the risk that physicians and patients will not resume prior treatment or dosage levels after the supply constraint has ended, potentially resulting in further loss of revenue for us. Our estimates of the demand for Cerezyme and Fabrazyme and, as a result, estimates of our shipping allocations based on such demand, are impacted by patients switching to our competitors' therapies and by long-term adoption by patients of lower treatment or dosage levels.

Myozyme/Lumizyme

        Myozyme/Lumizyme revenue increased for the three and six months ended June 30, 2010 due to increased patient identification outside of the United States following the European approval in February 2009 and the U.S. approval in May 2010 of the product produced at our Geel facility using the 4000L scale process. We implemented a price increase for Myozyme/Lumizyme as of June 1, 2010 which had no significant impact on Myozyme/Lumizyme revenue for the three and six months ended June 30, 2010. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, adversely impacted Myozyme/Lumizyme revenue by $3.7 million for the three months ended June 30, 2010. Exchange rate fluctuations had no significant impact on Myozyme/Lumizyme revenue for the six months ended June 30, 2010.

Aldurazyme

        Aldurazyme revenue increased for the three and six months ended June 30, 2010 due to increased patient identification worldwide as Aldurazyme was introduced into new markets. Exchange rate fluctuations had no significant impact on Aldurazyme revenue for the three and six months ended June 30, 2010.

Other Personalized Genetic Health

        Other PGH product revenue increased for the three and six months ended June 30, 2010, primarily due to increased sales of Elaprase attributable to the continued identification of new patients in our territories. We have rights to commercialize Elaprase in Japan and other Asia Pacific countries under an agreement with Shire. The strengthening of foreign currencies, primarily the Japanese yen, against the U.S. dollar, positively impacted Other PGH product revenue by $1.0 million for the three months ended June 30, 2010 and by $1.5 million for the six months ended June 30, 2010.

Renal and Endocrinology

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Renagel/Renvela (including sales of bulk sevelamer)	$170,066	$175,398	$(5,332)	(3)%	$334,673	$345,997	$(11,324)	(3)%
Hectorol	41,863	28,981	12,882	44%	83,888	62,011	21,877	35%
Thyrogen	46,300	42,860	3,440	8%	91,925	81,686	10,239	13%
Other Renal and Endocrinology	—	30	(30)	(100)%	—	30	(30)	(100)%

Total Renal and Endocrinology	$258,229	$247,269	$10,960	4%	$510,486	$489,724	$20,762	4%

        Sales of Renagel/Renvela, including sales of bulk sevelamer, decreased for the three and six months ended June 30, 2010, primarily due to the effect of Renagel pricing in Brazil and the conversion of patients to Renvela in the United States. In 2009, we decreased the price of Renagel in Brazil in connection with successfully negotiating a government tender in the face of competition from two similar products that had been approved in that country. Total revenue for Renagel/Renvela, including sales of bulk sevelamer, reflects the increasing percentage of Renvela sales within the United States. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, had no significant impact on Renagel revenue for the three months ended June 30, 2010. Exchange rate fluctuations positively impacted Renagel revenue by $6.7 million for the six months ended June 30, 2010.

        We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility while repairs were made. We resumed production of sevelamer hydrochloride in May 2010. We anticipate that the facility will resume production of sevelamer carbonate in the fourth quarter of 2010. We believe that we have adequate supply levels to meet the current demand for both Renagel and Renvela and do not anticipate there will be any supply constraints for either product while the facility undergoes repairs. We recorded a total of $6.1 million of expenses, net of $2.4 million of insurance reimbursements, for the three months ended and a total of $13.7 million, net of $5.4 million of insurance reimbursements, for the six months ended June 30, 2010 to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. We expect to incur approximately $10 million of additional costs related to the remediation of this facility in the third quarter of 2010.

        Sales of Hectorol increased for the three and six months ended June 30, 2010, primarily due to price increases in the second and fourth quarters of 2009 and the first quarter of 2010. Sales of Hectorol also include an increase in sales volume due to the addition of the Hectorol 1mcg capsule formulation in August 2009.

        Renagel/Renvela and Hectorol currently compete with several other marketed products and will have additional competitors in the future. Competitive products, especially if they are lower cost generic or follow-on products, will adversely impact the revenues we recognize from Renagel/Renvela. Our core patents protecting Renagel/Renvela and Hectorol expire in 2014 in the United States. We are unable to accurately estimate the unfavorable qualitative and quantitative impact of the expiration of these patents on our future operations and liquidity, as the impact is dependent on numerous factors beyond our control. These factors include: the outcome of pending patent litigations; the timing of a competitive generic product's entry into the market; the number of generic products that actually enter the market and which markets generic entrants choose or are authorized to enter; the identity and the operational, manufacturing, distribution and marketing capabilities of the generic entrants; the reimbursement environment for the products in the United States and globally; and, in the case of Renagel/Renvela, requirements that the various regulatory agencies around the globe may impose on a manufacturer to demonstrate bioequivalence of these non-absorbed polymer-based products. Because these conditional events described above have not yet occurred, the current periods reflected in this filing have not been adversely affected; however, we expect the future impact to be unfavorable. See also "Some of our products may face competition from lower cost generic or follow-on products" under the heading "Risk Factors" in this filing.

        The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, directs the Centers for Medicare and Medicaid Services, or CMS, to establish a bundled payment system to reimburse dialysis providers treating patients with end stage renal disease, or ESRD. On July 26, 2010, CMS issued a final rule setting forth the dialysis bundled payment system that will begin on January 1, 2011. The final rule delays until 2014 the inclusion of ESRD-related oral drugs such as Renagel/Renvela and other oral phosphate binders that do not have an intravenous or injectable equivalent, in the bundled payment system. As a result, Renagel/Renvela will continue to be separately reimbursed by Medicare until 2014. However, beginning January 1, 2011, the bundled payment system will include ESRD-related IV drugs and biologics and their oral equivalents, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol for Infusion and Hectorol capsules. We are in the process of evaluating the potential impact of the bundled payment system on our business.

        Sales of Thyrogen increased for the three months ended June 30, 2010, primarily due to a price increase in July 2009. Sales of Thyrogen increased for the six months ended June 30, 2010, primarily due to a price increase in July 2009. Exchange rate fluctuations, primarily the Euro against the U.S. dollar, positively impacted Thyrogen revenue by $1.1 million for the six months ended June 30, 2010. The weakening of foreign currencies, primarily the Euro against the U.S. dollar, had no significant impact on Thyrogen revenue for the three months ended June 30, 2010. Under the FDA consent decree, Thyrogen distributed in the United States and filled and finished at our Allston facility will only be distributed based on medical necessity, in accordance with FDA criteria. In addition, the consent decree requires us to move our fill-finish operations out of our Allston facility for Thyrogen sold within the United States by November 22, 2010 and for Thyrogen sold outside the United States by August 31, 2011. We are in the process of transferring these operations to Hospira, a third-party contract manufacturer.

Biosurgery

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Synvisc/Synvisc-One	$107,686	$82,417	$25,269	31%	$187,193	$145,588	$41,605	29%
Sepra products	38,935	36,038	2,897	8%	76,112	70,342	5,770	8%
Other Biosurgery	5,186	8,658	(3,472)	(40)%	14,763	20,311	(5,548)	(27)%

Total Biosurgery	$151,807	$127,113	$24,694	19%	$278,068	$236,241	$41,827	18%

        Biosurgery product revenue increased for the three and six months ended June 30, 2010, primarily due to increased sales for Synvisc/Synvisc-One due to the addition of Synvisc-One sales in the United States. We received marketing approval for Synvisc-One in the United States in February 2009. Exchange rate fluctuations, primarily the Euro against the U.S. dollar, positively impacted Biosurgery revenue by $2.2 million for the six months ended June 30, 2010. The weakening of foreign currencies, primarily the Euro against the U.S. dollar, had no significant impact on Biosurgery revenue for the three months ended June 30, 2010.

Hematology and Oncology

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Mozobil	$22,141	$11,650	$10,491	90%	$41,107	$22,487	$18,620	83%
Thymoglobulin	58,232	53,632	4,600	9%	111,142	104,287	6,855	7%
Clolar	25,520	19,708	5,812	29%	50,208	37,868	12,340	33%
Other Hematology and Oncology	70,597	25,856	44,741	>100%	130,324	32,848	97,476	>100%

Total Hematology and Oncology	$176,490	$110,846	$65,644	59%	$332,781	$197,490	$135,291	69%

        Hematology and Oncology product revenue increased for the three and six months ended June 30, 2010, primarily due to:

  •
  increased sales of Mozobil due to increased penetration of the product in the United States and the launch of the product in Europe in August 2009;

  •
  increased demand for Clolar globally; and

  •
  the addition of sales of Campath, Fludara and Leukine beginning the end of May 2009 as a result of our acquisition from Bayer.

Exchange rate fluctuations had no significant impact on Hematology and Oncology revenue for the three and six months ended June 30, 2010.

Other Product Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Total Other product revenue	$37,879	$48,512	$(10,633)	(22)%	$82,211	$97,606	$(15,395)	(16)%

        Other product revenue decreased for the three and six months ended June 30, 2010, primarily due to decreased demand for pharmaceutical intermediates products.

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

        The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Personalized Genetic Health	$23	$43	$(20)	(47)%	$43	$80	$(37)	(46)%
Biosurgery	11,771	11,344	427	4%	22,317	21,176	1,141	5%
Hematology and Oncology	—	292	(292)	(100)%	—	737	(737)	(100)%
Other service revenue	91,795	94,014	(2,219)	(2)%	183,144	185,199	(2,055)	(1)%

Total service revenue	$103,589	$105,693	$(2,104)	(2)%	$205,504	$207,192	$(1,688)	(1)%

        Service revenue decreased slightly for the three and six months ended June 30, 2010, primarily due to a decrease in genetic testing service revenue due to a decrease in demand for higher priced genetics testing services offset, in part, by an increase in Biosurgery service revenue due to increased demand for Carticel and MACI. Exchange rate fluctuations had no significant impact on service revenue for the three and six months ended June 30, 2010.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
International product and service revenue	$501,568	$606,988	$(105,420)	(17)%	$1,015,027	$1,158,100	$(143,073)	(12)%
% of total product and service revenue	47%	50%			47%	49%

        International product and service revenue decreased for the three and six months ended June 30, 2010, primarily due to a decrease in international sales volume for Cerezyme and Fabrazyme for the three and six months ended June 30, 2010 due to supply constraints.

        This decrease was offset, in part, by:

  •
  growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Thyrogen, Synvisc, Seprafilm, Thymoglobulin and Clolar for the three and six months ended June 30, 2010;

  •
  the addition of international product sales of Campath as of May 29, 2009 in lieu of and in excess of international royalties formerly earned on sales of Campath prior to our transaction with Bayer;

  •
  the addition of international sales of Fludara and additional sales of Campath as of May 2009 and sales of Mozobil in Europe beginning in the third quarter of 2009; and

  •
  exchange rate fluctuation, primarily the Euro against the U.S. dollar, which positively impacted total product and service revenue by $23.8 million for the six months ended June 30, 2010. The weakening of foreign currencies, primarily the Euro against the U.S. dollar, adversely impacted total product and service revenue by $6.2 million for the three months ended June 30, 2010.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Renal and Endocrinology	$150	$8	$142	>100%	$316	$21	$295	>100%
Biosurgery	404	870	(466)	(54)%	963	1,432	(469)	(33)%
Hematology and Oncology	7	852	(845)	(99)%	26	2,336	(2,310)	(99)%
Multiple Sclerosis	—	5,066	(5,066)	(100)%	—	12,357	(12,357)	(100)%
Other	67	99	(32)	(32)%	256	381	(125)	(33)%
Corporate	300	497	(197)	(40)%	300	993	(693)	(70)%

Total research and development revenue	$928	$7,392	$(6,464)	(87)%	$1,861	$17,520	$(15,659)	(89)%

        Total research and development revenue decreased for the three and six months ended June 30, 2010, primarily due to a decrease in Multiple Sclerosis research and development revenue as a result of our acquisition from Bayer and termination of the Campath profit share arrangement. As of May 29, 2009, the effective date of our acquisition from Bayer, we ceased recognizing research and development revenue for Bayer's reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs to be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

GROSS PROFIT AND MARGINS

        The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Gross product profit	$673,278	$826,526	$(153,248)	(19)%	$1,365,164	$1,628,208	$(263,044)	(16)%
Product margin	69%	74%			70%	76%
Gross service profit	$37,065	$44,069	$(7,004)	(16)%	$73,108	$85,318	$(12,210)	(14)%
Service margin	36%	42%			36%	41%
Total gross product and service profit	$710,343	$870,595	$(160,252)	(18)%	$1,438,272	$1,713,526	$(275,254)	(16)%
Total product and service margin	66%	71%			67%	73%

Gross Product Profit and Product Margin

        Our overall gross product profit decreased for the three and six months ended June 30, 2010, primarily due to:

  •
  decreased sales volume for Cerezyme and Fabrazyme;

  •
  price decreases for Renagel outside of the United States, primarily in Brazil in connection with successfully negotiating a government tender in the face of competition from two similar products that had been approved in that country; and

  •
  charges of $10.2 million for the three months ended June 30, 2010 and $18.9 million for the six months ended June 30, 2010 for the amortization of inventory step-up of Campath, Fludara and Leukine resulting from our transaction with Bayer in May 2009 as compared to $6.6 million for the three and six months ended June 30, 2009.

        These decreases were offset, in part, by:

  •
  increased sales volumes for Myozyme, Aldurazyme, Elaprase, Hectorol, Synvisc, Seprafilm and Clolar;

  •
  the addition of sales of Lumizyme after it received FDA approval in May 2010; and

  •
  the addition of sales of Fludara and Leukine and additional sales of Campath as of May 29, 2009 and the addition of sales of Mozobil in Europe beginning in August 2009.

        Our product margin decreased for the three and six months ended June 30, 2010, primarily due to:

  •
  a shift in product mix to lower margin products attributable to the supply constraints for Cerezyme and Fabrazyme;

  •
  the increase in sales volume for Myozyme, Aldurazyme and Elaprase, all of which are lower margin products; and

  •
  the addition of sales of Fludara and Leukine and additional sales of Campath as of the end of May 29, 2009, all of which are lower margin products.

        Gross product profit and gross product margin also decreased for the three and six months ended June 30, 2010 due to manufacturing-related charges as described below:

  •
  $28.5 million of charges for the three months ended June 30, 2010, of which $14.9 million is related to the write off of Cerezyme and Fabrazyme work-in-process material that was unfinished when the interruption occurred, based on our determination that such material could not be finished, and other inventory for these products that did not meet the necessary quality specifications, $6.1 million, net of $2.4 million of insurance reimbursements, is related to the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate at and subsequent remediation of our Haverhill, England facility resulting from an explosion and fire in December 2009 and $6.0 million is related to the write off of Thyrogen inventory; and

  •
  $39.3 million of charges for the six months ended June 30, 2010, of which $16.4 million is related to the write off of Cerezyme and Fabrazyme inventory, as described above, $13.7 million, net of $5.4 million of insurance reimbursements, is related to the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate at and subsequent remediation of our Haverhill, England facility resulting from an explosion and fire in December 2009 and $7.1 million is related to the write off of Thyrogen inventory.

Gross product profit and gross product margin for the three and six months ended June 30, 2009 includes $14.2 million of charges for the initial costs related to the remediation of our Allston facility and $8.4 million of charges for the write off of Cerezyme work-in-process material recorded in June 2009.

        Our gross product profit and product margin for the three months ended June 30, 2010 were also impacted by the unfavorable effect of foreign exchange rates on product sales outside of the United States, offset, in part, by the favorable effect of such rates on the cost of those products. Our gross product profit and product margin for the six months ended June 30, 2010 were also impacted by the favorable effect of foreign exchange rates on product sales outside of the United States, offset, in part, by the unfavorable effect of such rates on the cost of those products.

        We expect to incur approximately $10 million of additional costs related to the remediation of our Haverhill, England facility in the third quarter of 2010.

        At any particular period, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of June 30, 2010, we have approximately $16 million of inventory that is being evaluated or tested, including $6.3 million of Fabrazyme, $3.9 million of Myozyme and $3.6 million of Thymoglobulin. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it would result in a write off of the inventory and a charge to earnings.

Gross Service Profit and Service Margin

        Our overall gross service profit and total service margin decreased for the three and six months ended June 30, 2010, primarily due to increased employee, rent and depreciation expenses for our genetic testing business unit.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Selling, general and administrative expenses	$402,535	$354,128	$48,407	14%	$955,845	$672,089	$283,756	42%
% of total revenue	37%	29%			44%	28%

        SG&A increased for the three and six months ended June 30, 2010, primarily due to spending increases of:

  •
  $5.0 million for PGH for the three months ended June 30, 2010, primarily due to an increase in bad debt expense recorded to SG&A and $180.2 million for PGH for the six months ended June 30, 2010, primarily due to a charge of $175.0 million we recorded in our consolidated statements of operations for the six months ended June 30, 2010 relating to the consent decree we entered into with the FDA that provides for an upfront disgorgement of past profits;

  •
  $6.9 million for the three months ended June 30, 2010 and $13.7 million for the six months ended June 30, 2010 for Renal and Endocrinology, primarily due to an increase in sales and marketing expenses related to the Renvela product launch and increased litigation expenses for Renagel/Renvela and Hectorol;

  •
  $9.7 million for the three months ended June 30, 2010 and $24.2 million for the six months ended June 30, 2010 for Hematology and Oncology, primarily due to an increase in sales and marketing expenses to support the addition of Campath, Fludara and Leukine and sales force expansion to support the launch of Mozobil in Europe beginning in the third quarter of 2009; and

  •
  $33.2 million for the three months ended June 30, 2010 and $58.2 million for the six months ended June 30, 2010 for Corporate, primarily due to increased spending related to upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide, the costs for which did not meet the criteria for capitalization, as well as increased employee benefit costs and expenses related to our contested 2010 director elections.

SG&A increased by $2.1 million for the three months ended June 30, 2010 due to unfavorable exchange rate fluctuations for the three months ended June 30, 2010. SG&A decreased by $6.2 million for the six months ended June 30, 2010 due to favorable exchange rate fluctuations for the six months ended June 30, 2010.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Research and development expenses	$225,558	$210,522	$15,036	7%	$446,488	$417,447	$29,041	7%
% of total revenue	21%	17%			21%	18%

        Research and development expenses increased for the three and six months ended June 30, 2010, primarily due to:

  •
  a $10.9 million increase in spending for the three months ended June 30, 2010 and a $22.4 million increase for the six months ended June 30, 2010 on our PGH research and development programs, primarily due to expenses related to the ongoing eliglustat tartrate phase 3b study;

  •
  a $5.1 million increase in spending for the three months ended June 30, 2010 and a $12.5 million increase for the six months ended June 30, 2010 on our Hematology and Oncology research and development programs, primarily due to increase in research and development spending related to Campath, Fludara and Leukine; and

  •
  a $5.9 million increase in spending for the three months ended June 30, 2010 and a $19.3 million increase for the six months ended June 30, 2010 for Corporate, primarily due to increases in personnel, support services and consulting expenses.

Research and development expense increased by $1.1 million for the three months ended June 30, 2010 due to unfavorable exchange rate fluctuations for the three months ended June 30, 2010. Research and development expense decreased by $1.7 million for the six months ended June 30, 2010 due to favorable exchange rate fluctuations for the six months ended June 30, 2010.

        These increases were partially offset by a spending decrease of:

  •
  $7.7 million for the three months ended June 30, 2010 and $12.1 million for the six months ended June 30, 2010 on our Renal and Endocrinology research and development programs, primarily due to a decrease in spending as a result of the termination of our clinical trial for expanded use of phosphate binders; and

  •
  $16.7 million on research and development programs included under the category "Other," primarily due to a payment of $18.2 million to EXACT Sciences for the purchase of intellectual property in January 2009 for which there was no comparable amount for the six months ended June 30, 2010.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Amortization of intangibles	$67,891	$63,945	$3,946	6%	$138,875	$121,543	$17,332	14%
% of total revenue	6%	5%			6%	5%

        Amortization of intangibles expense increased for the three and six months ended June 30, 2010, primarily due to the acquisition of the worldwide marketing and distribution rights to the oncology products Campath, Fludara and Leukine from Bayer and to additional amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer.

        As discussed in Note 8., "Goodwill and Other Intangible Assets," to our consolidated financial statements included in this Form 10-Q, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future Net Sales of the products, and the resulting estimated future contingent payments we will be required to make. In addition, we also calculate amortization for the technology intangible assets for Fludara based on forecasted future sales of Fludara. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by the first quarter of 2011, the amount of which is not significant. As a result, we expect amortization of intangibles expense to fluctuate over the next five years based on the future contingent payments to Synpac, as well as changes in the forecasted revenue for Fludara.

Contingent Consideration Expense

        The following table provides information regarding the change in contingent consideration expense during the periods presented (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
Contingent consideration expense	$10,021	$9,090	$931	10%	$72,570	$9,090	$63,480	>100%
% of total revenue	1%	1%			3%	—

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

        As of June 30, 2010, the fair value of the total contingent consideration obligations was $977.2 million primarily due to changes in the assumed timing and amount of revenue and expense estimates. Accordingly, we recorded a total of $10.0 million for the three months ended June 30, 2010 and $72.6 million for the six months ended June 30, 2010 of contingent consideration expenses, of which $(13.1) million was allocated to our Hematology and Oncology reporting segment and $85.7 million was allocated to our Multiple Sclerosis reporting segment. Contingent consideration expense of $20.9 million relates to changes in estimates for the six months ended June 30, 2010.

Purchase of In-Process Research and Development

        The following table sets forth the significant IPR&D projects for the companies and assets we acquired between January 1, 2006 and June 30, 2010 (amounts in millions):

Company/Assets Acquired	Purchase Price	IPR&D		Programs Acquired	Discount Rate Used in Estimating Cash Flows	Year of Expected Launch		Estimated Cost to Complete
Bayer (2009)	$1,006.5	$458.7		alemtuzumab for MS—US	16%	2012		$169.7	(1)
		174.2		alemtuzumab for MS—ex-US	16%	2013		$64.4	(2)

		$632.9	(3)

Bioenvision (2007)	$349.9	$125.5	(4)	Clolar(5)	17%	2010-2016	(6)	$20.0

AnorMED (2006)	$589.2	$526.8	(4)	Mozobil(7)	15%	2016		$14.9

(1)
Does not include anticipated reimbursements from Bayer totaling approximately $44 million.

(2)
Does not include anticipated reimbursements from Bayer totaling approximately $16 million.

(3)
Capitalized as an indefinite-lived intangible asset.

(4)
Expensed on acquisition date.

(5)
Clolar is approved for the treatment of relapsed and refractory pediatric ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other indications.

(6)
Year of expected launch reflects both the ongoing launch of the products for currently approved indications and the anticipated launch of the products in the future for new indications.

(7)
Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for tumor sensitization.

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	Increase/ (Decrease) % Change			Increase/ (Decrease)	Increase/ (Decrease) % Change
	2010	2009			2010	2009
	(Amounts in thousands)
Equity in loss of equity method investments	$(870)	$—	$(870)	N/A	$(1,567)	$—	$(1,567)	N/A
Losses on investment in equity securities, net	(31,562)	(105)	(31,457)	>(100)%	(31,399)	(681)	(30,718)	>(100)%
Gain on acquisition of business	—	24,159	(24,159)	(100)%	—	24,159	(24,159)	(100)%
Other	356	(2,056)	2,412	>100%	(246)	(3,035)	2,789	92%
Investment income	3,084	4,144	(1,060)	(26)%	6,384	9,494	(3,110)	(33)%

Total other income (expenses)	$(28,992)	$26,142	$(55,134)	>(100)%	$(26,828)	$29,937	$(56,765)	>(100)%

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

Losses on Investment in Equity Securities, Net

        We review for potential impairment the carrying value of each of our strategic investments in equity securities on a quarterly basis. The closing price per share of Isis common stock exhibited volatility during 2009 and the six months ended June 30, 2010 and has remained below our historical cost since September 1, 2009, with closing prices since that date ranging from a high of $15.69 per share to a low of $8.66 per share. We considered all available evidence in assessing the decline in value of our investment in Isis common stock, including investment analyst reports and Isis's expected results and future outlook. However, despite such evidence if the fair value of any of our investments remain below our historical cost for a consecutive nine months, we will generally conclude that it is unclear over what period the stock price of our investment would recover and that any evidence suggesting that the investment would recover to at least our historical cost is not sufficient to overcome the presumption that the current market price is the best indicator of the value of this investment. Accordingly, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and we recorded a $32.3 million impairment charge to losses on investment in equity securities, net in our consolidated statements of operations for the three and six months ended June 30, 2010.

Gain on Acquisition of Business

        We recorded a gain on acquisition of business of $24.2 million for the three months ended June 30, 2009 for our Multiple Sclerosis reporting segment related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer for which there were no comparable amounts in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

Investment Income

        Our investment income decreased for the three and six months ended June 30, 2010 primarily due to a decrease in our average portfolio yield and lower average cash and investment balances.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Benefit from (provision for) income taxes	$19,953	$(78,870)	$81,752	$(157,754)
Effective tax rate	(84)%	30%	(41)%	29%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  income and expenses taxed at rates other than the U.S. statutory tax rate;

  •
  our provision for state income taxes;

  •
  domestic manufacturing benefits;

  •
  benefits related to tax credits; and

  •
  non-deductible stock-based compensation expenses totaling $9.1 million for the three months ended and $21.0 million for the six months ended June 30, 2010, as compared to $21.8 million for the three months ended and $31.5 million for the six months ended June 30, 2009.

        In addition, our tax benefit for both the three and six months ended June 30, 2010 includes:

  •
  tax expenses resulting from the remeasurement of the deferred tax assets related to our acquisition from Bayer in 2009 in the amount of $9.9 million for the three months ended June 30, 2010 and $20.6 million for the six months ended June 30, 2010; and

  •
  $10.0 million of tax benefits due to the realization, for U.S. income tax purposes, of prior periods' foreign income tax paid.

Our benefits from tax provisions for the six months ended June 30, 2010 also includes tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. We had cash, cash equivalents and short-and long-term investments of $974.2 million at June 30, 2010 and $1.05 billion at December 31, 2009.

        The following is a summary of our statements of cash flows for the six months ended June 30, 2010 and 2009:

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(118,721)	$383,060
Non-cash charges, net	430,554	273,017

Net income, excluding net non-cash charges	311,833	656,077
Increase (decrease) in cash from working capital changes	(6,675)	(55,731)

Cash flows from operating activities	$305,158	$600,346

        Cash provided by operating activities decreased $295.2 million for the six months ended June 30, 2010, driven by a $344.2 million decrease in net income, excluding net non-cash charges, offset by a $49.1 million decrease in working capital, primarily due to the Cerezyme and Fabrazyme supply constraints and a corresponding reduction in collection activities for these products.

        Non-cash charges, net, increased by $157.5 million for the six months ended June 30, 2010, primarily attributable to:

  •
  a $37.5 million increase in depreciation and amortization expenses;

  •
  a $63.5 million increase in contingent consideration expenses related to an increase in the fair value of the contingent consideration obligations recorded as a result of our acquisition from Bayer in May 2009; and

  •
  a $30.7 million increase in losses on investments in equity securities, net, due to a charge of $32.3 million recorded in June to write down our investment in Isis to fair value as the unrealized losses were determined to be other than temporary.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Cash flows from investing activities:
Net sales (purchases) of investments, excluding investments in equity securities	$11,404	$86,345
Net sales (purchases) of investments in equity securities	104	(5,890)
Purchases of property, plant and equipment	(330,298)	(318,324)
Acquisitions, net of acquired cash	—	(117,073)
Investments in equity method investment	(1,466)	—
Purchases of other intangible assets	(6,155)	(18,345)
Other investing activities	(7,661)	(5,198)

Cash flows from investing activities	$(334,072)	$(378,485)

        For the six months ended June 30, 2010, capital expenditures accounted for significant cash outlays for investing activities. During the six months ended June 30, 2010, we used $330.3 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, France and Belgium, planned improvements at our Allston facility, the additional manufacturing capacity we are constructing in Framingham, Massachusetts and capitalized costs related to the implementation of an enterprise software system.

        For the six months ended June 30, 2009, investing activities used $318.3 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland and France, planned improvements at our Allston facility and capitalized costs of an internally developed enterprise software system. In addition, we used $117.1 million of cash in connection with our acquisition of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS from Bayer.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Proceeds from the issuance of our common stock	$58,362	$53,508
Repurchases of our common stock	(800,000)	(107,134)
Payments under shares purchase contract	(200,000)	—
Excess tax benefits from stock-based compensation	(5,372)	4,424
Proceeds from the issuance of debt	994,387	—
Payments of debt and capital lease obligations	(4,549)	(4,305)
Increase (decrease) in bank overdrafts	23,851	(14,303)
Payment of contingent consideration obligation	(61,336)	—
Other financing activities	939	3,660

Cash flows from financing activities	$6,282	$(64,150)

        Cash used by financing activities decreased by $70.4 million for the six months ended June 30, 2010, as compared to the same period of 2009, primarily a result of $994.4 million of proceeds, net of a $5.6 million discount, from the issuance of $1.0 billion in principal of debt, including $500.0 million in aggregate principal amount of our 2015 Notes and $500.0 million in aggregate principal amount of our 2020 Notes. These proceeds were offset by a $692.9 million increase in cash used to repurchase shares of our common stock. Also, cash used by financing activities increased as a result of an advance payment to Goldman Sachs of $200.0 million recorded in June 2010 as part of the repurchase of our common stock. Finally, the proceeds from issuance of debt were also offset by $61.3 million in contingent consideration payments to Bayer in the six months ended June 30, 2010, for which there were no comparable payments for the same period of 2009.

2015 and 2020 Senior Notes

        In June 2010, we sold $500.0 million aggregate principal amount of our 2015 Notes and $500.0 million aggregate principal amount of our 2020 Notes through institutional private placements to fund the $1.0 billion payment under our accelerated share repurchase agreement, as discussed under the caption "Share Repurchase Plan" below. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions and other expenses related to the offerings.

Interest accrues on the Notes from June 17, 2010 and is payable semi-annually in arrears on June 15 and December 15 of each year starting on December 15, 2010.

        The Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding. The Notes are fully and unconditionally guaranteed by one of our subsidiaries that also guarantees our indebtedness under our 2006 revolving credit facility. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of:

  •
  100% of the principal amount of the Notes redeemed; or

  •
  the sum of the present values of the remaining scheduled payments of interest and principal thereon discounted at the Treasury Rate plus 25 basis points in the case of our 2015 Notes and 30 basis points in the case of our 2020 Notes.

We may be required to offer to repurchase the Notes at a purchase price equal to 101% of their principal amount if we are subject to certain changes of control.

Revolving Credit Facility

        As of June 30, 2010, we had approximately $9 million of outstanding standby letters of credit issued against this facility and no borrowings, resulting in approximately $341 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of June 30, 2010, we were in compliance with these covenants.

Share Repurchase Plan

        In April 2010, our board of directors authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock to be financed with proceeds of newly issued debt, and the purchase of an additional $1.0 billion of our common stock by June 2011. On June 17, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we will repurchase $1.0 billion worth of shares of our common stock. Our effective per share purchase price will be based generally on the average of the daily volume weighted average prices per share of our common stock, less a discount, calculated during a period of up to four months. In connection with this agreement, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares, of which:

  •
  $800.0 million, or 80%, represents the value, based on the closing price of our common stock on June 17, 2010, of the 15.6 million shares of our common stock that Goldman Sachs delivered to us; and

  •
  $200.0 million, or 20%, represents an advance payment that, depending on our effective per share purchase price, either will cover additional shares Goldman Sachs may be required to deliver to us or will be applied towards any additional amount that may be owed by us if our effective per share purchase price exceeds the closing price of our common stock on June 17, 2010.

        The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. Upon final settlement, we will either receive a settlement amount of additional shares of our common stock or be required to remit a settlement amount, payable, at our option, in cash or common stock. Shares repurchased under this agreement will be deemed authorized shares that are no longer outstanding.

Contractual Obligations

        As of June 30, 2010, we had committed to make the following payments under contractual obligations (amounts in millions):

	Payments Due by Period
Contractual Obligations	Total	July 1, 2010 through December 31, 2010	2011	2012	2013	2014	After 2014
Long-term debt obligations(1,2)	$1,022.0	$0.2	$1.6	$1.7	$1.8	$1.8	$1,014.9
Capital lease obligations(2)	141.9	7.6	15.5	15.5	16.9	18.9	67.5
Operating leases(2)	374.3	39.9	69.4	52.6	33.9	27.5	151.0
Contingent payments(3)	1,796.2	132.8	211.6	117.1	297.8	481.2	555.7
Interest obligations(4)	348.8	23.8	44.2	44.1	44.0	44.0	148.7
Defined pension benefit plans payments	31.3	1.0	1.9	2.2	2.4	2.9	20.9
Unconditional purchase obligations	99.8	41.1	28.1	19.6	7.0	2.0	2.0
Capital commitments(5)	1,084.0	405.0	532.9	117.6	25.3	3.2	—

Total contractual obligations	$4,898.3	$651.4	$905.2	$370.4	$429.1	$581.5	$1,960.7

(1)
Includes $500.0 million in principal of our 2015 Notes and $500.0 million in principal of our 2020 Notes.

(2)
See Note L., "Long-term Debt and Leases" to our consolidated financial statements included in Item 8 of Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010 for additional information on long-term debt and lease obligations.

(3)
For all periods presented consists primarily of a total of $1.80 billion of contingent royalty and milestone payments, the value of which has not been risk adjusted or discounted, that we are obligated to pay to Bayer based on future sales and the successful achievement of certain sales volumes for Campath, Fludara and Leukine and alemtuzumab for MS.

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

Contingent payments also include a $20.0 million milestone payment to Synpac estimated to occur in 2010 once sales of Myozyme/Lumizyme reach $400.0 million. Contingent payments exclude any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

From time to time, as a result of mergers, acquisitions or license arrangements, we may enter into agreements under which we may be obligated to make contingent payments upon the occurrence of certain events, and/or royalties on sales of acquired products or distribution rights. The actual amounts for and the timing of contingent payments may depend on numerous factors outside of our control, including the success of our preclinical and clinical development efforts with respect to the products being developed under these agreements, the content and timing of decisions made by the United States Patent and Trademark Office, the FDA and other regulatory authorities, the existence and scope of third-party intellectual property, the reimbursement and competitive landscape around these products, the volume of sales or gross margin of a product in a specified territory and other factors described under the heading "Risk Factors" below. Because we cannot predict with certainty the amount or specific timing of contingent payments, we have included amounts for contingent payments that we believe are probable of being paid in our contractual obligations table. See Note C., "Strategic Transactions," to our consolidated financial statements included in Item 8 of Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010 for additional information on our transaction with Bayer.

(4)
Represents interest payment obligations related to the senior notes that we issued in June 2010, promissory notes to three former shareholders of Equal Diagnostics and the mortgage payable we assumed in connection with the purchase of land and a manufacturing facility we formerly leased in Framingham, Massachusetts.

(5)
Consists of contractual commitments to vendors that we have entered into as of June 30, 2010 related to our outstanding capital and internally developed software projects. Our estimated cost of completion for assets under construction as of June 30, 2010 is as follows (amounts in millions):

Location	Cost to Complete at June 30, 2010
Framingham, Massachusetts, U.S (approximately 38% for software development).	$428.1
Westborough, Massachusetts, U.S. (primarily software development)	33.8
Lyon, France	12.0
Geel, Belgium	344.2
Waterford, Ireland	28.5
Allston, Massachusetts, U.S.	96.1
Ridgefield, New Jersey, U.S.	27.0
Haverhill, England	26.0
Other	88.3

Total estimated cost to complete	$1,084.0

Financial Position

        We believe that our available cash, investments and cash flows from operations, together with our revolving credit facility and other available debt financing will be adequate to meet our operating, investing and financing needs in the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

  •
  expanding and maintaining existing and constructing additional manufacturing facilities, including investing significant funds to expand our Allston, Massachusetts, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

  •
  product development and marketing;

  •
  strategic business initiatives;

  •
  repurchasing additional shares of our common stock;

  •
  upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

  •
  contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if Net Sales of Myozyme/Lumizyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC Therapeutics, Inc., or PTC, and Prochymal and Chondrogen from Osiris Therapeutics, Inc., or Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer (for more information on these payments please read Note C., "Strategic Transactions," to our consolidated financial statements included in Item 8 of Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010);

  •
  consulting and other fees related to our compliance with the consent decree;

  •
  working capital and satisfaction of our obligations under capital and operating leases; and

  •
  repayment of our 2015 Notes and our 2020 Notes.

        In May 2010, we announced a $2.0 billion stock repurchase program. In June 2010, we executed an accelerated share repurchase agreement with Goldman Sachs for the repurchase of $1.0 billion of our common stock, which we financed with the net proceeds of our $1.0 billion senior note offering. We plan to repurchase the additional $1.0 billion before June 2011.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may also ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of ASC 810 are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under ASC 810 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income (losses) of these entities in the line item "Equity in loss of equity method investments" in our consolidated statements of operations. We also acquire companies under agreements in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the FASB or other standard setting bodies. Changes to the ASC are communicated through ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force."	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

ASU Number	Relevant Requirements of ASU	Issued Date/Our Effective Dates	Status
2010-06 "Improving Disclosures about Fair Value Measurements."	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, "Fair Value Measurements and Disclosures," including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. None of our instruments were reclassified between Level 1, Level 2 or Level 3 in 2010.
2010-11, "Scope Exception Related to Embedded Credit Derivatives."
Update provides amendments to Subtopic 815-15, "Derivatives and Hedging—Embedded Derivatives," to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.
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
2010-17, "Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force."	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2010-19, "Foreign Currency Issues: Multiple Foreign Currency Exchange Rates."
	Update codifies the SEC Staff Announcement made at a March 18, 2010 meeting of the EITF. The Staff Announcement provides the SEC staff's view on certain foreign currency issues related to investments in Venezuela.	Issued May 2010. Staff announcements made at EITF meetings are effective as of the announcement date, which for this update is March 18, 2010, unless otherwise noted.
We have adopted the provisions of this update beginning March 18, 2010. We don't believe the impact of highly inflationary accounting on differences between amounts recorded for financial reporting purposes versus the underlying U.S. dollar denominated values is material to our consolidated financial statements.

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

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products to satisfy demand. Many of our products are very difficult to manufacture. Our products that are biologics, for example, require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory. In the past, we have had to write off and incur other charges and expenses for products that failed to meet internal or external specifications, including Thymoglobulin, and for products that experience terminated production runs, including Myozyme produced at the 4000L scale. We also have had to write off work-in-process materials and incur other charges and expenses associated with a viral contamination, described below, at two of our facilities. Similar charges could occur in the future.

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

        In addition, we may only be able to produce some of our products at a very limited number of facilities and, therefore, have limited or no redundant manufacturing capacity for these products. For example, we manufacture all of our bulk Cerezyme and most of our bulk Fabrazyme products at our Allston facility, all of our bulk Myozyme produced at the 160L scale at our Framingham facility, and all of our bulk Myozyme/Lumizyme produced at the 4000L scale at our Belgium facility. In some cases, we contract out the manufacturing of our products to third parties, of which there are only a limited number capable of executing the manufacturing processes we require. A number of factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers.

        In June 2009, we announced that we had detected a virus, Vesivirus 2117, that impairs cell growth in one of the bioreactors used at our Allston facility to produce Cerezyme. We believe the virus was likely introduced through a raw material used in the manufacturing process. We temporarily interrupted bulk production at the plant to sanitize the facility, which affected production of Cerezyme and Fabrazyme. Cerezyme and Fabrazyme inventories were not sufficient to meet global demand. In 2009, we confirmed that Vesivirus 2117 was the cause of declines in cell productivity in one previous instance in 2008 at our Allston facility and one previous instance in 2008 at our Belgium facility. We were able to detect the virus in 2009 at our Allston facility using a highly specific assay we had developed after standard tests were unable to identify the cause of the productivity declines that occurred in 2008. We are in the process of adding steps to increase the robustness of our raw materials screening, process monitoring for viruses and viral removal processes. Some of these steps are subject to regulatory approval. However, given the nature of biologics manufacturing, contamination issues could occur at our facilities in the future. The Vesivirus contamination has had a material adverse effect on our Cerezyme and Fabrazyme revenues as well as on our results of operations, and any future contamination could have a similarly material financial impact.

        The steps in successfully producing our biologic products are highly complex and in the normal course are subject to equipment failures and other production difficulties. For example, when we restarted Fabrazyme production at Allston, we experienced cell growth at lower than expected levels, which negatively affected our ability to supply the product to patients. In addition, in March 2010, we experienced an interruption in operations at our Allston facility resulting from an unexpected city electrical power failure that compounded issues with the plant's water system. This resulted in continued supply limitations for Cerezyme and Fabrazyme as well as product write-offs. We also have experienced other shipment interruptions since restarting Cerezyme and Fabrazyme production. We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until our new Framingham manufacturing facility is approved and any additional manufacturing delays will likely impact supply of these products.

Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors.

        Outside of the United States, Fabrazyme competes with Replagal, a product marketed by Shire plc. In the United States, the FDA has approved a treatment protocol for Replagal. In August 2010, Shire reported that it had withdrawn its BLA for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted "fast track" designation, to consider updating it with additional clinical data. In June 2010, Shire closed enrollment in their T-IND in the U.S. for Replagal and announced plans to actively manage emergency requests for the drug from new patients. For Cerezyme, Shire and Protalix were able to offer their developmental therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved treatment protocol and to patients in the European Union and other countries through pre-approval access programs. Shire received FDA approval of VPRIV to treat Gaucher disease in February 2010 and announced it will price its therapy lower than Cerezyme. In addition, Shire received a positive opinion from the EMA Committee for Human Medicinal Products in June 2010. Shire expects to launch its therapy in the European Union by the end of 2010 and in other countries beginning in 2011. Also, Shire has announced that it expects its manufacturing plant to be approved for commercial product in late 2011 or early 2012. Protalix submitted its NDA for UPLYSO to the FDA in December 2009 and has been granted "fast track" designation, with a PDUFA date of February 25, 2011. In December 2009, Protalix and Pfizer entered into an agreement to develop and commercialize UPLYSO. The FDA has granted orphan drug status to both Shire's and Protalix's therapies for the treatment of Gaucher disease. In addition, Zavesca® is currently approved in the United States for patients with Gaucher disease for whom enzyme replacement therapy is unsuitable.

        The approval of treatment protocols and access programs for Shire's and Protalix's therapies has allowed physicians to treat Fabry and Gaucher disease patients with the therapies ahead of their commercial availability. Some Gaucher and Fabry patients have used our competitors' therapies during the period of supply constraint and there is a risk that they may not switch back to our products, which would result in the loss of additional revenue for us. In April 2010, the EMA advised physicians to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. We also have encouraged patients to switch to competitive products during the period of supply constraint. These actions may result in additional patients switching to our competitors' therapies. In July 2010, the EMA issued a temporary recommendation to physicians that new Fabry disease patients be treated with Replagel as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraint presents the risk that physicians and patients will not resume regular treatment levels after the supply constraint has ended.

Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

        Our commercial products and the manufacturing facilities in which they are produced are subject to extensive continuing government regulations relating to, among other things, testing, quality control, labeling and promotion. For example, we and certain of our third-party suppliers are required to maintain compliance with GMP requirements, and are subject to inspections by the FDA, the EMA and comparable agencies in other jurisdictions to confirm such compliance. Failure to comply with applicable regulatory requirements could result in regulatory authorities taking actions such as:

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

  •
  criminal prosecution.

        For example, on May 24, 2010, we entered into a consent decree with the FDA relating to our Allston facility. Under the terms of the consent decree, we will pay an upfront disgorgement of past profits of $175.0 million. The consent decree requires us to move all of our fill-finish operations out of our Allston facility by certain deadlines. If we are not able to meet these deadlines, the FDA can require us to disgorge 18.5% of the revenue from the sale of any products that are filled and finished at our Allston facility after the applicable deadlines. The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, Quantic, to improve quality and compliance at our Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we are retaining as the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately 3-4 years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor, which can be Quantic, to monitor and oversee ongoing compliance at our Allston facility for an additional five years. If we are unable to satisfy the terms of the consent decree, or if satisfaction of our obligations takes longer than expected, our business could be adversely impacted.

        The FDA, the EMA and comparable regulatory agencies worldwide may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme, Aldurazyme, Myozyme/Lumizyme, Clolar and Mozobil. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. For example, in our pivotal study of hylastan for treatment of patients with osteoarthritis of the knee, hylastan did not meet its primary endpoint. In addition, in November 2009, we discontinued development of an advanced phosphate binder. Although the advanced phosphate binder met its primary endpoint in its phase 2/3 trial, it did not demonstrate significant improvement in phosphate lowering compared to Renvela. In September 2009, our collaboration partner Osiris, to whom we have made substantial nonrefundable upfront payments, announced that its two phase 3 trials evaluating Prochymal for the treatment of acute Graft-versus-Host Disease failed to meet their primary endpoints, drawing into question the size of the market that may benefit from use of the product.

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

        Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products and services. These products and services include our Cerezyme, Renvela, Synvisc-One, Fabrazyme, Myozyme/Lumizyme, Aldurazyme, Thymoglobulin, Thyrogen, Clolar and Mozobil products.

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

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products or risk management activities, including a REMS, which we call the Lumizyme ACE Program;

  •
  the effectiveness of our sales force;

  •
  the availability and extent of coverage, pricing and level of reimbursement from governmental agencies and third-party payors; and

  •
  the size of the patient population for each product or service and our ability to identify new patients.

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Mozobil, Clolar and alemtuzumab for MS, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as eliglustat tartrate (formerly Genz-112638). The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals. Because the healthcare industry is extremely competitive and regulatory requirements are rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for them. These expenditures depress near-term profitability with no assurance that the expenditures will generate future profits that justify the expenditures. For example, we received a complete response letter from the FDA in October 2009 for Clolar's use in adult AML in which the agency recommended that a randomized, controlled clinical study be conducted for label expansion of Clolar in this indication, which are ongoing and from which we expect to report results before the end of this year.

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

        There are currently two other marketed products aimed at treating Gaucher disease, the disease addressed by Cerezyme: Zavesca® and VPRIV. Zavesca is a small molecule oral therapy that has been approved in approximately thirty-five countries, including the United States, European Union and Israel, for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Zavesca has been sold in the European Union since 2003 and in the United States since 2004. VPRIV is an enzyme replacement therapy developed by Shire that received marketing approval in the United States in February 2010. In addition, UPLYSO, an enzyme replacement therapy in development by Protalix to treat Gaucher disease, is available to patients in the United States under an FDA-approved treatment protocol and Protalix has submitted an NDA to the FDA for its therapy. Both the Shire and Protalix therapies are available to patients in the European Union and other countries through pre-approval access programs.

        Replagal is a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme, which is approved for sale outside of the United States. In August 2010, Shire reported that it had withdrawn its BLA for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted "fast track" designation in February 2010, to consider updating it with additional clinical data. In addition, Amicus Therapeutics initiated a phase 3 clinical trial in June 2009 of an oral chaperone medication to treat Fabry disease and expects to have preliminary results by mid-2011.

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

        Renagel and Renvela compete with several other products for the control of elevated phosphorus levels in patients with CKD on hemodialysis, including PhosLo®, a prescription calcium acetate preparation marketed in the United States and Fosrenol®, a prescription lanthanum carbonate marketed in the United States, Europe, Canada and Latin America. Generic formulations of PhosLo were launched in the United States in 2008 and 2009. Renagel and Renvela also compete with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our core patents protecting Renagel and Renvela expire in 2014 in the United States and in Europe in 2015. However, our Renagel and Renvela patents are the subjects of Abbreviated New Drug Application, or ANDA, filings in the United States by generic drug manufacturers as described in more detail in this Risk Factors section under the heading, "Some of our products will likely face competition from lower cost generic or follow-on products."

        Current competition for Synvisc/Synvisc-One includes: Supartz®/Artz®; Hyalgan®; Orthovisc®; Euflexxa®; Monovisc™, which is marketed in Europe and Turkey; and Durolane®, which is marketed in Europe and Canada. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc/Synvisc-One. We believe that single injection products will have a competitive advantage over multiple injection products. Synvisc-One is currently the only single injection viscosupplementation product approved in the United States, but competitors are seeking FDA approval for their single injection products. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc/Synvisc-One will have difficulty competing with competitive products to the extent those products have a similar safety profile and are considered more efficacious, less burdensome to administer or more cost-effective.

        Competition for Campath for patients with B-CLL includes single agent and combination chemotherapy regimens; Rituxan®/MabThera® (rituximab), which is marketed globally; Treanda®/Ribomustin® (bendamustine) which is marketed globally; and Arzerra® (ofatumumab), which is marketed in the United States and Europe. There are also other therapies under clinical study for the treatment of B-CLL, including lumiliximab and lenalidomide. Competition for Clolar for the treatment of pediatric patients 1 to 21 years old with relapsed or refractory ALL after at least two prior regimens includes cytarabine and mitoxantrone, which are available as generics with no significant commercial promotion, and Arranon®/Atriance® (nelarabine), which is indicated for the treatment of patients with T-cell ALL whose disease has not responded to or has relapsed following treatment with at least two chemotherapy regimens. T-cell ALL is estimated to represent less than 20% of pediatric ALL patients. In addition, there are anti-cancer agents in clinical trials for the treatment of relapsed pediatric ALL. Leukine primarily competes with two colony stimulating growth factors, Neupogen® (filgrastim) and Neulasta® (pegfilgrastim). The primary competition for Fludara is generic versions of fludarabine. Mozobil primarily competes with Neupogen and generic chemo-mobilization regimens.

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

If we fail to obtain and maintain adequate levels of reimbursement for our products and services from third-party payors, demand for our products and services will be significantly limited.

        Sales of our products and services are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other third-party payors. These third-party payors may not provide adequate insurance coverage or reimbursement for our products and services, which could reduce demand for our products and services and impair our financial results.

        Third-party payors are increasingly scrutinizing pharmaceutical budgets and healthcare expenses and are attempting to contain healthcare costs by:

  •
  challenging the prices charged for healthcare products and services;

  •
  limiting both the coverage and the amount of reimbursement for new therapeutic products;

  •
  reducing existing reimbursement rates for commercialized products;

  •
  refusing to provide insurance coverage for a commercialized product if there is a lower cost alternative;

  •
  denying or limiting coverage for products that are approved by the FDA, EMA or other governmental regulatory bodies but are considered experimental or investigational by third-party payors; and

  •
  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA, EMA or other applicable marketing approval.

        Efforts by third-party payors to reduce costs could decrease demand for our products and services. In March 2010, the U.S. Congress enacted healthcare reform legislation that imposes cost containment measures on the healthcare industry. Some states are also considering legislation that would control the prices of drugs. We believe that federal and state legislatures and health agencies will continue to focus on additional healthcare reform in the future.

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

        Government health administration authorities and private payors may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement or insurance coverage for such products. Our ability to obtain satisfactory pricing and reimbursement, or the ability of our patients to obtain insurance coverage, may depend in part on whether our products, the cost of some of which is high in comparison to other therapeutic products, are viewed as cost-effective. The American Recovery and Reinvestment Act of 2009 provided significant funding for the federal government to conduct comparative effectiveness research. Although the U.S. Congress indicated that these studies are intended to improve the quality of health care, outcomes of such studies could influence reimbursement decisions. If, for example, any of our products or services were determined to be less cost-effective than alternatives, reimbursement for those products or services could be affected. As in the United States, we expect to see continued efforts to reduce healthcare costs in our international markets. As another example, the German government has enacted legislation, effective August 2010, that among other things, increases mandatory discounts from 6% to 16% and imposes August 2009 pricing levels on pharmaceuticals through the end of 2013.

        Furthermore, governmental regulatory bodies, such as the CMS in the United States, may from time-to-time make unilateral changes to reimbursement rates for our products and services. For example, MIPPA directs CMS to establish a bundled payment system to reimburse dialysis providers treating ESRD patients. On July 26, 2010, CMS issued a final rule setting forth the dialysis bundled payment system that will begin on January 1, 2011. The final rule delays until 2014 the inclusion of ESRD-related oral drugs such as Renagel/Renvela and other oral phosphate binders that do not have an IV equivalent, in the bundled payment system. As a result, Renagel/Renvela will continue to be separately reimbursed by Medicare until 2014. However, beginning January 1, 2011, the bundled payment system will include ESRD-related IV drugs and biologics and their oral equivalents, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol for Infusion and Hectorol capsules.

        Changes to reimbursement rates, including implementation of CMS's bundled payment system the United States, could reduce our revenue by causing healthcare providers to be less willing to use our products and services. Although we actively seek to ensure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products and services do not have an adverse impact on us, we may not always be successful in these efforts. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

We may encounter substantial difficulties managing our growth.

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we are spending considerable resources building and seeking regulatory approvals for our manufacturing facilities. These facilities may not prove sufficient to meet demand for our products or we may not have excess capacity at these facilities. For example, we had been operating with lower than usual inventories for Cerezyme and Fabrazyme because we had allocated capacity for Myozyme production at our Allston facility to meet Myozyme's worldwide growth. When we interrupted production of Cerezyme and Fabrazyme at the facility in June 2009 in order to sanitize the facility after identifying a virus in a bioreactor used to produce Cerezyme, inventories of Cerezyme and Fabrazyme were not sufficient to avoid product shortages. We are constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme in Framingham, Massachusetts, expanding our Allston facility, and adding an additional 4000L bioreactor to produce Myozyme/Lumizyme at our Geel facility. We are also expanding our fill-finish capacity in Waterford, Ireland and working with Hospira, a third-party contract manufacturer to transfer all of our Allston-based fill-finish activities to the contract manufacturer. If we experience a delay in completing these capacity expansions or securing regulatory approval for the new internal capacity or the fill-finish capacity from the contract manufacturer, we will not be able to build inventories in our expected timeframe.

        In addition, we only manufacture bulk Myozyme produced at the 160L scale in our Framingham facility. Because the approved indication for Lumizyme does not cover portions of the Pompe patient population (such as infantile-onset patients or late-onset patients under the age of eight), we need to continue to limit access to Myozyme produced at this smaller scale. However, there are some patients in the United States who are currently treated with Myozyme produced at the 160L scale who are eligible for treatment using Lumizyme. If a sufficient number of those patients do not transition to Lumizyme, our inventory of Myozyme produced at the 160L scale may become constrained.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale-up production of the product material at a reasonable cost or at all and we may not receive additional approvals in sufficient time to meet product demand. For example, the FDA concluded that alglucosidase alfa produced in our larger scale bioreactors is a different product than alglucosidase alfa produced in our 160L bioreactors and required us to submit a separate BLA for the larger scale product. This delay in receipt of FDA approval of Lumizyme had an adverse effect on our revenue and earnings.

        If we are able to increase sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems in the past managing inventory levels at wholesalers. Another example is with Myozyme/Lumizyme, where we underestimated the level of initial product demand. Comparable problems may arise with any of our products, particularly during market introduction.

        Growth in our business may also contribute to fluctuations in our operating results, which may cause the price of our securities to decline. Our revenue may fluctuate due to many factors, including changes in:

  •
  wholesaler buying patterns;

  •
  reimbursement rates;

  •
  physician prescribing habits;

  •
  the availability or pricing of competitive products; and

  •
  currency exchange rates.

        We may also experience fluctuations in our quarterly results due to price changes and sales incentives. For example, purchasers of our products, particularly wholesalers, may increase purchase orders in anticipation of a price increase and reduce order levels following the price increase. We occasionally offer sales incentives and promotional discounts on some of our products and services that could cause similar fluctuations. In addition, some of our products, including Synvisc/Synvisc-One, are subject to seasonal fluctuation in demand.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products and the performance of our services.

        Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our marketing applications with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine, used in the manufacture of Renagel, Renvela, Cholestagel and Welchol, from Cambrex Charles City, Inc., and N925, which is necessary to manufacture our LSD products, from Invitrogen Corporation. These suppliers are the only sources for these materials currently qualified in our FDA marketing applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply sufficient quantities of these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, labor shortages or disputes, or contamination of materials or equipment. For example, we believe that a virus that we detected in one of our bioreactors used at our Allston facility to produce Cerezyme was likely introduced through a raw material used in the manufacturing process.

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third-party contractors. For example, we have entered into an agreement with Hospira for the provision of fill-finish manufacturing services for several of our products, including Thyrogen and Fabrazyme, which are currently fill-finished at our Allston facility. Our inability to coordinate with our third-party contractors, the inability of a third-party contractor to secure sufficient source materials, the lack of capacity available at a third-party contractor, problems with manufacturing services provided by a third-party contractor or any other problems with the operations of a third-party contractor could require us to delay shipment of saleable products, to recall products previously shipped, or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. In the case of Thyrogen and Fabrazyme, any issues that we encounter with our Hospira relationship could cause us to miss one or more of the transition deadlines set forth in our FDA consent decree, resulting in the potential disgorgement of a portion of the revenues that we receive from sale of the effected product or products. Furthermore, any third party we use to manufacture, fill-finish or package our products must also be licensed by the applicable regulatory authorities. As a result, alternative third-party providers may not be available on a timely basis or at all.

Our financial results are dependent on sales of Cerezyme.

        Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $317.9 million for the six months ended June 30, 2010, representing approximately 15% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product have had, and could continue to have, an adverse effect on our results of operations and cause the value of our common stock to further decline or fail to recover. In addition, we will lose revenue if alternative treatments for Gaucher disease gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. The patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. See "The Cerezyme and Fabrazyme supply constraints resulting from the suspension of production at our Allston facility have created opportunities for our competitors" above.

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, including Osiris, PTC and Isis, we make upfront and milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with EXACT Sciences in January 2009 and Isis in February 2008. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. If any of our strategic equity investments decline in value and remain below cost for an extended duration, we may be required to write down our investment, as we did with our Isis holdings in June 2010.

Our international sales and operating expenses are subject to fluctuations in currency exchange rates.

        A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency translation gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation losses in the future due to the effect of exchange rate fluctuations. For the six months ended June 30, 2010, the change in foreign exchange rates had a net favorable impact on our revenue, as compared to a net unfavorable effect for 2009.

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

        We have several ongoing legal proceedings on which we will continue to expend substantial sums. For example, we have initiated patent infringement litigation against several generic manufacturers. In addition, we are the subject of two consolidated securities class action lawsuits and two consolidated securities derivative lawsuits. We may be subject to additional actions in the future. For example, the federal government, state governments and private payors are investigating and have filed actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies may have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims, and third parties with whom we do business sometimes bring breach of contract claims against us or our subsidiaries.

        Some of our products are prescribed by healthcare providers for uses not approved by the FDA, the EMA or comparable regulatory agencies. Although healthcare providers may lawfully prescribe our products for off-label uses, any promotion by us of off-label uses would be unlawful. Some of our practices intended to make healthcare providers aware of off-label uses of our products without engaging in off-label promotion could nonetheless be misconstrued as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur. Regulatory authorities could commence investigations into our practices and/or take enforcement action against us if they believe we are promoting, or have promoted, our products for off-label use. For example, the U.S. government has instituted an investigation into Genzyme's sales, marketing and promotion of Seprafilm. We are cooperating with the government in this inquiry.

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

        Our international operations accounted for approximately 47% of our consolidated product and service revenue for the three months ended June 30, 2010. We expect that international product sales will continue to account for a significant percentage of our revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  the imposition of governmental controls, including foreign exchange and currency restrictions;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

  •
  the inability to obtain third-party reimbursement support for products;

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

Some of our products will likely face competition from lower cost generic or follow-on products.

        Some of our drug products, including Renagel, Renvela, Hectorol, Clolar, Fludara and Mozobil are approved under the provisions of the United States Food, Drug and Cosmetic Act, or FDCA, that render them susceptible to potential competition from generic manufacturers via the ANDA procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.

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

        Renagel/Renvela and Hectorol are subjects of ANDAs containing Paragraph IV certifications. Renagel is the subject of ANDAs containing Paragraph IV certifications submitted by five companies. Our Renvela tablet product is the subject of ANDAs containing Paragraph IV certifications submitted by four companies. Our Renvela powder product is the subject of ANDAs containing Paragraph IV certifications submitted by three companies. We have initiated patent litigation against four of the five ANDA applicants with respect to Renagel and against all four of the ANDA applicants with respect to the Renvela tablet. With respect to our Renvela powder product, we have commenced patent litigation against two of the three ANDA applicants. At issue in these lawsuits is U.S. Patent No. 5,667,775, which expires in 2014 (the " '775 Patent"). See "Legal Proceedings" in Part I., Item 3. of our 2009 Form 10-K. If we are unsuccessful in these lawsuits, a generic manufacturer may launch its generic product prior to the expiration of the '775 Patent, but not before the expiration in 2013 of our other Orange Book-listed patents covering Renagel and Renvela. Regarding the cases where we have not brought suit, we are currently evaluating the Paragraph IV notice received from the ANDA applicants.

        Our Hectorol (doxercalciferol) products (vial and capsule) are collectively the subject of ANDAs containing Paragraph IV certifications submitted by seven companies. We have initiated patent litigation against five of these ANDA applicants. See "Legal Proceedings" in Part I., Item 3. of our 2009 Form 10-K. In all five cases we are pursuing claims with respect to our U.S. Patent No. 5,602,116 related to the use of Hectorol to treat hyperparathyroidism secondary to ESRD, which expires in 2014 (the " '116 Patent"). In two of the five cases, we are also pursuing claims with respect to our U.S. Patent No. 7,148,211 related to the formulation of our Hectorol vial product, which expires in 2023 (the " '211 Patent"). Our Hectorol capsule product is labeled for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis and for those patients not on dialysis. In one of the four cases relating to our Hectorol capsule products, the ANDA filer is seeking approval of its generic 0.5µg capsule only for the treatment of patients with CKD who are not on dialysis, thereby attempting to avoid our '116 Patent. If we are unsuccessful in the patent infringement lawsuits that we have chosen to pursue against the ANDA filers, a generic manufacturer may launch its generic product prior to the expiration of our Orange-Book listed patents covering our Hectorol products.

        As for the two Hectorol ANDA applicants against whom litigation was not initiated, they submitted Paragraph IV certifications with respect to only the '211 Patent. Because we did not initiate litigation, the FDA could approve the applicants' generic products upon the later of expiration or invalidation of the '116 Patent or expiration of the 180-day exclusivity, if any, accorded to the first ANDA filer.

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

        Sales of our products and services are dependent, in part, on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. As a result of the current volatility in the financial markets, third-party payors may delay payment or be unable to satisfy their reimbursement obligations. A reduction in the availability or extent of reimbursement could negatively affect our product and service revenues.

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

        To the extent valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We may not be able to obtain these licenses on favorable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third-party patent, we may be unable to market some of our products and services, which would limit our profitability.

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

        As of June 30, 2010, we had $974.2 million in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  expanding and maintaining existing and constructing new manufacturing facilities, including investing significant funds to expand our Allston, Massachusetts, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme;

  •
  implementing process improvements and system updates for our biologics manufacturing operations;

  •
  product development and marketing;

  •
  strategic business initiatives;

  •
  repurchasing additional shares of our common stock;

  •
  upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

  •
  contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if Net Sales of Myozyme/Lumizyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC, and Prochymal and Chondrogen from Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer;

  •
  consulting and other fees related to our compliance with the consent decree;

  •
  working capital and satisfaction of our obligations under capital and operating leases; and

  •
  repayment of our 2015 Notes and our 2020 Notes.

        In May 2010, we announced a $2.0 billion stock repurchase program. In June 2010, we executed an accelerated share repurchase agreement with Goldman Sachs for the repurchase of $1.0 billion of our common stock, which we financed with the net proceeds of our $1.0 billion senior note offering. We plan to repurchase the additional $1.0 billion before June 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At June 30, 2010, we held a number of financial instruments, including investments in marketable securities, debt instruments, and derivative contracts in the form of foreign exchange forward contracts. We do not hold derivatives or other financial instruments for speculative purposes.

Foreign Exchange Risk

        As a result of our worldwide operations, we may face exposure to potential adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use foreign exchange forward contracts to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We also hold a limited amount of foreign currency denominated equity securities. As of June 30, 2010, we estimate the potential loss in fair value of our foreign currency contracts and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $4.4 million, as compared to $4.8 million as of December 31, 2009. Since the contracts hedge mainly transactional exchange exposures, most changes in the fair values of the contracts would be offset by changes in the underlying values of the hedged items.

Interest Rate Risk

        We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities and fixed rate senior notes. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value to be $83.0 million as of June 30, 2010, as compared to $6.5 million as of December 31, 2009. The change is due to the impact of the interest rate sensitivity analysis on our $1.0 billion in senior unsecured notes which were issued in June 2010. We had no comparable debt in December, 2009.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at June 30, 2010 to be $12.3 million, as compared to $15.5 million at December 31, 2009. The decrease is primarily due to the write-down of our investment in Isis to its market value in June. This estimate assumes no change in foreign exchange rates from quarter-end spot rates.

ITEM 4.    CONTROLS AND PROCEDURES

        As of June 30, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Federal Securities Litigation

        In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys' and experts' fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009. In June 2010, we filed a motion to dismiss the class action. If the action is not dismissed, we intend to defend this lawsuit vigorously.

Shareholder Demand Letters

        Since August 2009, we have received ten letters from shareholders demanding that our board of directors take action on behalf of Genzyme Corporation to remedy alleged breaches of fiduciary duty by our directors and certain executive officers. The demand letters are primarily premised on allegations regarding our disclosures to shareholders with respect to manufacturing issues and compliance with GMP and our processes and decisions related to manufacturing at our Allston facility. Several of the letters also assert that certain of our executive officers and directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of the board whether any action should be instituted on behalf of Genzyme Corporation against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to the benefit of Genzyme Corporation. The special committee's investigation is ongoing.

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

        The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing Genzyme to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. The plaintiffs generally seek, among other things, judgment in favor of Genzyme for the amount of damages sustained by Genzyme as a result of the alleged breaches of fiduciary duty, disgorgement to Genzyme of proceeds that certain of our directors and executive officers received from sales of Genzyme stock and all proceeds derived from their service as directors or executives of Genzyme, and reimbursement of plaintiffs' costs, including attorneys' and experts' fees. The District Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs' failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending the board of director's completion of its ongoing investigation in response to the shareholders demand.

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

ANDA Litigation

        As disclosed in our 2009 Form 10-K, we have initiated patent litigation against a number of companies that submitted to the FDA ANDAs containing Paragraph IV certifications seeking approval to market generic versions of Renagel, Renvela and Hectorol. One of the ANDA filers, Sandoz, Inc., or Sandoz, is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Maryland alleging that Sandoz's proposed generic products infringe U.S. Patent No. 5,667,775, which expires in 2014 (the " '775 Patent") Sandoz filed an answer and counterclaims alleging that the '775 Patent and U.S. Patent No. 6,733,780, which expires in 2020 (the " '780 Patent") are invalid and/or not infringed by Sandoz's proposed generic sevelamer hydrochloride products. In the first quarter of 2010, the court granted our motion to dismiss Sandoz's counterclaims with respect to the '780 Patent. We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

        We have also initiated new ANDA litigation on our Renvela® products. On May 24, 2010 we sued Watson Laboratories Inc., Watson, in the U.S. District Court for the District of Maryland, alleging patent infringement of our Orange Book listed '775 patent. Watson is seeking to enter the market with a generic version of our 800 mg Renvela® tablet prior to the September 16, 2014 expiry of the '775 patent.

        During May and June, 2010, we sued Impax Laboratories Inc., Lupin Ltd. and Watson in the U.S. District Court for the District of Maryland for patent infringement of the '775 patent based on their ANDA applications seeking approval of generic versions of our 0.8 g and 2.4 g Renvela® sachet products. In each of these actions, the generic defendant is seeking to enter the market prior to the expiry of the '775 patent.

        We have also recently initiated three new ANDA lawsuits with respect to our Hectorol® products. With regard to our Hectorol® for Injection product, on May 21, 2010, we filed a complaint against Sandoz, in the U.S. District Court for the District of Delaware alleging patent infringement of our Orange Book listed patents U.S. 5,602,116 and U.S. 7,148,211. This action was based on notice provided to us by Sandoz of their ANDA, which seeks to market a generic version of our Hectorol® for Injection product, as supplied in amber glass vials, prior to the expiration of both of these patents in February, 2014 and September, 2023, respectively. We have previously brought suit against Sandoz in June, 2009, in the same court, alleging patent infringement of U.S. 5,602,116 by their proposed generic version of our Hectorol® for Injection product, as supplied in glass ampules.

        With regard to our Hectorol® Capsule product, we have brought patent infringement actions, on the same two patents and in the same court, against Anchen Pharmaceuticals, Inc., or Anchen, and Roxane Laboratories, Inc., or Roxane, on June 10, 2010 and July 23, 2010, respectively. Anchen is seeking to market generic versions of all three strengths (0.5 mcg, 1.0 mcg and 2.5 mcg) of our capsule product. We have previously initiated ANDA litigation against Roxane based on their earlier ANDA seeking approval of generic versions of our 0.5 mcg and 2.5 mcg products; this latest lawsuit relates to their newest attempt to produce a generic version of our 1.0 mcg product.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about our repurchases of our equity securities during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010-April 30, 2010	—	$—	—	$711,797,363
May 1, 2010-May 31, 2010	—	$—	—	$711,797,363	(1)
June 1, 2010-June 30, 2010	15,555,123	$51.43	15,555,123	$1,000,000,000	(2)

Total	15,555,123	$51.43	15,555,123

(1)
In May 2007, our board of directors authorized the expenditure of up to $1.50 billion to repurchase 20,000,000 shares of our outstanding common stock over a three year period that began in June 2007 and ended in June 2010. We did not purchase any additional shares of our common stock under this program during the second quarter.

(2)
In April 2010, our board authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an agreement with Goldman Sachs under which we will repurchase $1.0 billion worth of our common stock. Our effective per share purchase price will be based generally on the average of the daily volume weighted average prices per share of our common stock, less a discount, calculated during a period of up to four months. In connection with this agreement, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares of our common stock. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. Upon final settlement, we will either receive a settlement amount of additional shares of our common stock or be required to remit a settlement amount, payable, at our option, in cash or common stock. Shares purchased under this agreement will be deemed authorized shares that are no longer outstanding

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: August 9, 2010	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, JUNE 30, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
**2.1	License and Asset Purchase Agreement dated as of March 30, 2009 and related Letter Agreements between Genzyme Corporation and Bayer Schering Pharma AG, and License Agreement dated as of May 29, 2009 between Genzyme Corporation and Alcafleu Management GmbH & Co. KG. Filed herewith.
*3.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed on June 22, 2010.
*3.2	By-laws of Genzyme Corporation, as amended. Filed as Exhibit 3.2 to Genzyme's Form 8-K filed June 22, 2010.
*4.1	Indenture dated as of June 17, 2010 by and between Genzyme Corporation and The Bank on New York Mellon Trust Company, N.A., as Trustee. Filed as Exhibit 4.1(a) to Genzyme's Form 8-K filed on June 17, 2010.
*4.1.1	First Supplemental Indenture dated as of June 17, 2010 by and among Genzyme Corporation, the Subsidiary Guarantor(s) party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 3.625% Senior Note due 2015 and 5.000% Senior Note due 2010). Filed as Exhibit 4.1(b) to Genzyme's Form 8-K filed on June 17, 2010.
10.1	First Amendment to Lease dated May 21, 2010, by and between FC 64 Sidney, Inc. and Genzyme Corporation. Filed herewith.
*10.2	Registration Rights Agreement dated June 17, 2010 by and among Genzyme Corporation, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Banc of America Securities LLC. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed on June 17, 2010.
10.3	Master Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs & Co. Filed herewith.
**10.3.1	Supplemental Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs &Co. Filed herewith.
*10.4	Consent Decree dated May 24, 2010 between Genzyme Corporation and the United States Food and Drug Administration. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on May 24, 2010.
*10.5	Amended and Restated agreement dated April 14, 2010 between Genzyme, Relational Investors LLC, Ralph V. Whitworth and the other parties identified therein. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on April 15, 2010.
*10.6	Agreement dated June 9, 2010 by and among Genzyme Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P. and High River Limited Partnership. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on June 9, 2010.
***10.7	2004 Equity Incentive Plan, as amended. Filed herewith.
***10.8	2007 Director Equity Plan, as amended. File herewith.
**10.9	Master Supply Agreement dated as of June 30, 2010 among Genzyme Corporation, Genzyme Ireland Limited and Hospira Worldwide, Inc. Filed herewith.
**10.10	License Agreement dated as of January 1, 1995 and First Amendment thereto, dated as of October 7, 2003, between Genzyme Corporation and Mount Sinai School of Medicine of the City University of New York. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

EXHIBIT NO.	DESCRIPTION
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
****101	The following materials from Genzyme Corporation's Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited, Consolidated Financial Statements.

*
Previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-Q and 8-K of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been requested and/or granted for the deleted portions of the exhibit.

***
Management contract or compensatory plan or arrangement in which our executive officers or directors participate.

****
To be furnished in an amendment to this Form 10-Q to be filed by September 8, 2010, as permitted by Rule 405 of Regulation S-T.