Form 10-Q/A
period 2010-06-30
GENZYME CORP
filed 2010-09-07
CIK 732485

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

 EXPLANATORY NOTE

        The sole purpose of this amendment to Genzyme Corporation's quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities Exchange Commission on August 9, 2010, is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

        No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.    EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this Form 10-Q/A.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: September 7, 2010	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer

 EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
†**2.1	License and Asset Purchase Agreement dated as of March 30, 2009 and related Letter Agreements between Genzyme Corporation and Bayer Schering Pharma AG, and License Agreement dated as of May 29, 2009 between Genzyme Corporation and Alcafleu Management GmbH & Co. KG.
*3.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed on June 22, 2010.
*3.2	By-laws of Genzyme Corporation, as amended. Filed as Exhibit 3.2 to Genzyme's Form 8-K filed June 22, 2010.
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
†**10.1	First Amendment to Lease dated May 21, 2010, by and between FC 64 Sidney, Inc. and Genzyme Corporation.
*10.2
Registration Rights Agreement dated June 17, 2010 by and among Genzyme Corporation, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Banc of America Securities LLC. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed on June 17, 2010.
†10.3	Master Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs & Co.
†**10.3.1	Supplemental Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs &Co.
*10.4	Consent Decree dated May 24, 2010 between Genzyme Corporation and the United States Food and Drug Administration. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on May 24, 2010.
*10.5
Amended and Restated agreement dated April 14, 2010 between Genzyme, Relational Investors LLC, Ralph V. Whitworth and the other parties identified therein. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on April 15, 2010.
*10.6
Agreement dated June 9, 2010 by and among Genzyme Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P. and High River Limited Partnership. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on June 30, 2010.
†***10.7	2004 Equity Incentive Plan, as amended.
†***10.8	2007 Director Equity Plan, as amended.
†**10.9	Master Supply Agreement dated as of June 30, 2010 among Genzyme Corporation, Genzyme Ireland Limited and Hospira Worldwide, Inc.
†**10.10
License Agreement dated as of January 1, 1995 and First Amendment thereto, dated as of October 7, 2003, between Genzyme Corporation and Mount Sinai School of Medicine of the City University of New York.

EXHIBIT NO.	DESCRIPTION
†31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
‡101
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

***
Exhibit is a management contract or compensatory plan or arrangement in which our executive officers or directors participate.

†
Filed or furnished with the initial filing of this Form 10-Q filed on August 9, 2010.

‡
Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

QuickLinks

EXPLANATORY NOTE
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX