Form 10-Q
period 2010-09-30
GENZYME CORP
filed 2010-11-09
CIK 732485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Genzyme Stock outstanding as of October 29, 2010: 258,991,017

NOTE REGARDING REFERENCES TO GENZYME

Throughout this Form 10-Q, the words “we,” “us,” “our” and “Genzyme” refer to Genzyme Corporation as a whole, and “our board” or “our board of directors” refers to the board of directors of Genzyme Corporation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements include, among others, statements regarding:

•	our expectations regarding the ability of patients to increase and/or return to normal dosing of Fabrazyme and Cerezyme based on anticipated availability of those products;

•	our expectations regarding the duration and amount of the continuing supply allocations of Cerezyme and Fabrazyme and our assessment of the factors that will influence those allocations;

•	our plans to increase bulk and fill-finish manufacturing capacity for Cerezyme, Fabrazyme and Myozyme/Lumizyme and the expected timing of receipt of regulatory approvals;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation, including, in the United States, changes to Medicaid rebates for our products, our expected exposure to fees assessed on branded prescription drug manufacturers and possible adjustments in future periods to our estimates associated with government allowances;

•	our plans and expected timing for continued remediation efforts at our Allston, Massachusetts manufacturing facility, which we refer to as our Allston facility;

•	our expectations for sales of Renagel/Renvela and Hectorol and the anticipated factors affecting the future growth of these products, including the delay of the bundled payment system for Renagel/Renvela until 2014 and our continued evaluation of reimbursement of Hectorol under the bundled payment system;

•	our expectation that remediation at our Haverhill, England manufacturing facility is substantially complete and that remaining costs associated with the remediation will not be significant;

•	our expectations related to accounts receivable for sales to government-owned or supported healthcare facilities in Greece;

•	the anticipated sale of our genetic testing, diagnostic products and pharmaceutical intermediates business units and related timeframes for these transactions;

•	the anticipated scope and timing of our workforce reduction plan and the amount and timing of related costs;

•	our plans to repurchase an additional $1.0 billion of our common stock;

•	our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products and services, including the switch by our patients to competitor’s products and generic competition, on our revenues;

•	our assessment of the financial impact of legal proceedings and claims on our financial position and results of operations;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	our provision for potential tax audit exposures and our expectations regarding our unrecognized tax benefits;

•	the protection afforded by our patent rights;

•	our expectations regarding the application of certain accounting pronouncements and their effect on our disclosures; and

•	our expectations regarding the amortization of intangible assets related to our expected future contingent payments due to Bayer Schering Pharma A.G., or Bayer, Synpac (North Carolina), Inc., or Synpac, and Wyeth Pharmaceuticals (which is now a part of Pfizer Inc. and referred to as Pfizer).

These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

•	the possibility that current reduced supply allocations of Fabrazyme and Cerezyme need to last longer than expected or need to be more severe than expected because third-party oversight under the consent decree we agreed to with the United States Food and Drug Administration, or FDA, results in delays in product releases, our demand forecasts and estimates are inaccurate, productivity of the new Fabrazyme working cell bank does not result in expected increased productivity as compared to the prior working cell bank and/or we experience any additional disruptions in our manufacturing processes or timeline;

•	the possibility that we or a third-party service provider may encounter manufacturing problems due to variety of reasons, including equipment failures, viral or bacterial contamination, cell growth at lower than expected levels, fill-finish issues, disruptions in utility services to manufacturing facilities, human error or regulatory issues;

•	our ability to maintain regulatory approvals for our products, services and manufacturing facilities and processes, including our Allston facility, and to obtain approval for proposed changes to enhance our manufacturing processes and new manufacturing capacity, including our new manufacturing facility in Framingham, Massachusetts for Fabrazyme and Cerezyme or an additional bioreactor for the production of Myozyme/Lumizyme in our Geel, Belgium facility, which we refer to as our Geel facility, all in the anticipated time frames;

•	our ability to successfully transition fill-finish operations for Cerezyme, Fabrazyme, Myozyme and Thyrogen out of our Allston facility and to our Waterford, Ireland plant and to Hospira, Inc., or Hospira, a third-party contract manufacturer, on the planned timelines because of delays in regulatory approval, manufacturing problems experienced by us or Hospira or for any other reason;

•	our ability to manufacture sufficient amounts of our products and maintain sufficient inventories, and to do so in a timely and cost-effective manner and the related risk that we may experience supply constraints as a result of manufacturing problems or inventory shortages;

•	potential future product recalls, write offs of inventory or quality holds, including as a result of product inventories failing to meet quality specifications or being subject to continuing quality review;

•	the extent to which Gaucher and Fabry disease patients switch to competitors’ products in place of Cerezyme or Fabrazyme or continue to reduce or limit their doses of our products even after product supply stabilizes;

•	the possibility that we are not able to repurchase an additional $1.0 billion under our common stock repurchase plan or that the repurchase is delayed;

•	the possibility that the sale of our genetic testing business to Laboratory Corporation of America Holdings, or Labcorp, may be delayed or may not be completed on the terms expected or at all due to the risks attendant to such transactions, including delays in obtaining regulatory approvals, the timing of which is determined by government authorities;

•	the possibility that we will not be able to complete transactions involving our diagnostic products and pharmaceutical intermediates business units on the expected timeframes or at all, including as a result of uncertainty among potential purchasers created by acquisition efforts of Sanofi-Aventis, or Sanofi;

•	the possibility that we are not able to achieve anticipated levels of efficiencies and cost savings or otherwise fully effect the multi-year plan to increase shareholder value that we have begun to implement;

•	the availability of reimbursement for our products and services from third-party payors, the extent of such coverage and the accuracy of our estimates of the payor mix for our products;

•	competition from lower cost generic or biosimilar products;

•	the impact of legislative or regulatory changes, including implementation of the healthcare reform legislation recently enacted in the United States and the possibility that additional proposals to reduce healthcare costs may be adopted in the United States or elsewhere;

•	our ability and the ability of our collaboration partners to successfully complete preclinical and clinical development of new products and services within the anticipated timeframes and for anticipated indications;

•	regulatory authorities’ views regarding the safety, efficacy and risk-benefit profiles of our new or current products and our manufacturing processes;

•	our ability to expand the use of current and next generation products in existing and new indications;

•	our ability to obtain and maintain adequate patent and other proprietary rights protection for our products and services and successfully enforce these proprietary rights;

•	our reliance on third parties to provide us with materials and services in connection with the manufacture of our products;

•	our ability to continue to generate cash from operations and to effectively use our cash resources to grow our business;

•	our ability to establish and maintain strategic license, collaboration, manufacturing and distribution arrangements and to successfully manage our relationships with licensors, collaborators, manufacturers, distributors and partners;

•	the impact of changes in the exchange rates for foreign currencies on our product and service revenues in future periods;

•	the outcome of legal proceedings by or against us;

•	the possibility that our integration of the products and development programs acquired from Bayer may be more costly or time consuming than expected;

•	the outcome of our Internal Revenue Service, or IRS, and foreign tax audits;

•	acquisition efforts by Sanofi diverting attention of employees, requiring expenditure of substantial time and resources, and disrupting our business activities, and increasing the volatility of our stock price;

•	general economic conditions; and

•	the possible disruption of our operations due to terrorist activities, armed conflict, severe climate change, natural disasters or outbreak of diseases, including as a result of the disruption of operations of regulatory authorities or our subsidiaries, manufacturing facilities, customers, suppliers, utility providers, distributors, couriers, collaborative partners, licensees or clinical trial sites.

We refer to more detailed descriptions of these and other risks and uncertainties under the heading “Risk Factors” in Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations in Part I., Item 2. of this Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this Form 10-Q. These statements, like all statements in this Form 10-Q, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

NOTE REGARDING INCORPORATION BY REFERENCE

The United States Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed with them. The information that we refer you to is “incorporated by reference” into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Myozyme®, Lumizyme®, Renagel®, Renvela®, Campath®, Clolar®, Evoltra®, Mozobil®, Thymoglobulin®, Cholestagel®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm®, Carticel®, Epicel®, MACI®, Hectorol® and Jonexa® are registered trademarks of Genzyme or its subsidiaries. Welchol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. Fludara® and Leukine® are registered trademarks licensed to Genzyme. All other trademarks referred to in this Form 10-Q are the property of their respective owners. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2010

		Page No.

PART I.	FINANCIAL INFORMATION	7
ITEM 1.	Financial Statements	7
	Unaudited, Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	7
	Unaudited, Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	8
	Unaudited, Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	9
	Notes to Unaudited, Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations	52
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	104
ITEM 4.	Controls and Procedures	104

PART II.	OTHER INFORMATION	105
ITEM 1.	Legal Proceedings	105
ITEM 1A.	Risk Factors	110
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110
ITEM 6.	Exhibits	110
Signatures		111
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Net product sales	$991,547	$911,894	$2,862,179	$2,987,428
Net service sales	9,608	10,480	32,170	32,658
Research and development revenue	645	1,392	2,506	18,912

Total revenues	1,001,800	923,766	2,896,855	3,038,998

Operating costs and expenses:
Cost of products sold	301,866	271,966	833,959	752,371
Cost of services sold	7,407	7,916	22,515	21,841
Selling, general and administrative	337,883	323,513	1,203,918	904,024
Research and development	207,051	215,925	645,187	608,935
Amortization of intangibles	61,761	68,078	194,327	183,270
Contingent consideration expense	(3,134)	28,197	69,436	37,287

Total operating costs and expenses	912,834	915,595	2,969,342	2,507,728

Operating income (loss)	88,966	8,171	(72,487)	531,270

Other income (expenses):
Equity in loss of equity method investments	(643)	—	(2,210)	—
Gains (losses) on investments in equity securities, net	4,648	(651)	(26,750)	(1,332)
Gain on acquisition of business	—	—	—	24,159
Other	(385)	614	(643)	(2,347)
Investment income	2,403	4,543	8,787	14,038
Interest expense	(3,358)	—	(3,358)	—

Total other income (expenses)	2,665	4,506	(24,174)	34,518

Income (loss) from continuing operations before income taxes	91,631	12,677	(96,661)	565,788
Benefit from (provision for) income taxes	(17,385)	965	58,493	(160,305)

Income (loss) from continuing operations, net of tax	74,246	13,642	(38,168)	405,483
Income (loss) from discontinued operations, net of tax	(5,292)	2,353	(11,599)	(6,428)

Net income (loss)	$68,954	$15,995	$(49,767)	$399,055

Net income (loss) per share-basic:
Income (loss) from continuing operations, net of tax	$0.29	$0.05	$(0.15)	$1.50
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.04)	(0.02)

Net income (loss)	$0.27	$0.06	$(0.19)	$1.48

Net income (loss) per share-diluted:
Income (loss) from continuing operations, net of tax	$0.28	$0.05	$(0.15)	$1.47
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.04)	(0.02)

Net income (loss)	$0.26	$0.06	$(0.19)	$1.45

Weighted average shares outstanding:
Basic	255,359	268,957	262,293	269,923

Diluted	263,786	273,741	262,293	275,375

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$899,165	$742,246
Short-term investments	101,961	163,630
Accounts receivable, net	935,194	793,556
Inventories	596,730	549,293
Assets held for sale	148,746	170,367
Other current assets	224,397	205,284
Deferred tax assets	184,662	178,427

Total current assets	3,090,855	2,802,803
Property, plant and equipment, net	2,866,947	2,627,231
Long-term investments	165,385	143,824
Goodwill	1,360,978	1,360,978
Other intangible assets, net	1,859,412	2,264,148
Deferred tax assets-noncurrent	590,763	376,815
Investments in equity securities	64,961	74,438
Assets held for sale-noncurrent	293,504	274,039
Other noncurrent assets	126,316	136,448

Total assets	$10,419,121	$10,060,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,050	$174,880
Accrued expenses	966,603	657,833
Deferred revenue	38,867	23,930
Current portion of contingent consideration obligations	162,863	161,365
Current portion of long-term debt and capital lease obligations	7,420	6,916
Liabilities held for sale	63,593	55,206

Total current liabilities	1,411,396	1,080,130
Long-term debt and capital lease obligations	1,100,777	111,836
Deferred revenue-noncurrent	21,643	13,385
Long-term contingent consideration obligations	803,500	853,871
Liabilities held for sale-noncurrent	—	4,598
Other noncurrent liabilities	80,568	313,252

Total liabilities	3,417,884	2,377,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,573	2,657
Additional paid-in capital	5,354,075	5,688,741
Share purchase contract	(200,000)	—
Accumulated earnings	1,620,329	1,670,096
Accumulated other comprehensive income	224,260	322,158

Total stockholders’ equity	7,001,237	7,683,652

Total liabilities and stockholders’ equity	$10,419,121	$10,060,724

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(49,767)	$399,055
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	371,010	329,359
Stock-based compensation	142,054	156,141
Provision for bad debts	16,495	14,700
Contingent consideration expense	69,436	37,287
Equity in loss of equity method investments	2,210	—
Gain on acquisition of business	—	(24,159)
Losses on investments in equity securities, net	26,750	1,332
Deferred income tax benefit	(95,550)	(74,949)
Tax benefit from employee stock-based compensation	47,982	10,956
Excess tax benefit from stock-based compensation	15,481	(3,309)
Other	4,141	8,517
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(162,618)	53,044
Inventories	(61,806)	20,539
Other current assets	(77,762)	(12,301)
Accounts payable, accrued expenses and deferred revenue	315,890	40,369

Cash flows from operating activities	563,946	956,581

Cash Flows from Investing Activities:
Purchases of investments	(305,784)	(244,208)
Sales and maturities of investments	341,089	336,918
Purchases of equity securities	(4,724)	(7,548)
Proceeds from sales of investments in equity securities	14,208	2,365
Purchases of property, plant and equipment	(497,932)	(480,436)
Investments in equity method investment	(2,915)	—
Acquisitions	—	(57,238)
Purchases of other intangible assets	(6,340)	(29,838)
Other	(9,441)	(7,096)

Cash flows from investing activities	(471,839)	(487,081)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	274,469	76,125
Repurchases of our common stock	(800,000)	(413,874)
Payments under share purchase contract	(200,000)	—
Excess tax benefits from stock-based compensation	(15,481)	3,309
Proceeds from issuance of debt, net	994,368	—
Payments of debt and capital lease obligations	(6,245)	(5,908)
Decrease in bank overdrafts	(43,373)	(17,552)
Payment of contingent consideration obligation	(100,168)	—
Other	(2,283)	(5,237)

Cash flows from financing activities	101,287	(363,137)

Effect of exchange rate changes on cash	(36,475)	1,090

Increase (decrease) in cash and cash equivalents	156,919	107,453
Cash and cash equivalents at beginning of period	742,246	572,106

Cash and cash equivalents at end of period	$899,165	$679,559

Supplemental disclosures of non-cash transactions:
Strategic Transactions — Note 7
Goodwill and Other Intangible Assets — Note 9
Long-Term Debt — Note 12

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

Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

•	our former Genetic Diseases reporting segment is now referred to as “Personalized Genetic Health,” or “PGH,” and now includes our cardiovascular business unit, which previously was reported under the caption “Cardiometabolic and Renal,” and our Welchol product line, which previously was reported as part of our pharmaceutical intermediates business unit under the caption “Other;”

•	our former Cardiometabolic and Renal reporting segment is now referred to as “Renal and Endocrinology” and now includes the assets that formerly comprised our immune-mediated diseases business unit, which previously was reported under the caption “Other,” but no longer includes our cardiovascular business unit; and

•	our former Hematologic Oncology segment is now referred to as “Hematology and Oncology” and now includes our transplant business unit, which previously was reported under the caption “Other,” but no longer includes our MS business unit, which is now reported as a separate reporting segment called “Multiple Sclerosis.”

We report the activities of the following business units under the caption “Other”: our genetic testing business unit, which provides testing services for the oncology, prenatal and reproductive markets; and our

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

diagnostic products and pharmaceutical intermediates business units. These operating segments did not meet the quantitative threshold for separate segment reporting.

We report our corporate, general and administrative operations and corporate science activities under the caption “Corporate.”

We have revised our 2009 segment disclosures to conform to our 2010 presentation.

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. On September 13, 2010, we entered into an agreement with Labcorp to sell our genetic testing business unit to Labcorp for $925.0 million in cash, subject to a working capital adjustment. Completion of the transaction is subject to customary closing conditions, including expiration or termination of an applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to occur in the fourth quarter of 2010. Transactions for our diagnostic products and pharmaceutical intermediates business units are targeted for the end of 2010.

As previously disclosed, on July 29, 2010, we received a letter from Sanofi containing an unsolicited, non-binding proposal to acquire all of our outstanding shares of common stock for $69.00 per share in cash. Our board of directors evaluated the proposal and unanimously rejected it on August 11, 2010. On August 24, 2010, our financial advisors met with Sanofi’s financial advisors and provided certain non-public information relating to our business operations and projected financial results. On August 29, 2010, we received a second letter from Sanofi that contained a proposal identical to the one in its July 29, 2010 letter. This proposal was again evaluated and unanimously rejected by our board of directors. On October 4, 2010, Sanofi commenced an unsolicited tender offer for all of our outstanding shares of common stock for $69.00 per share in cash. Also on October 4, 2010, our board of directors urged shareholders to take no action with respect to the tender offer. Our board announced that it intended to take a formal position within 10 business days of the commencement of the tender offer. On October 7, 2010, our board voted unanimously to reject the unsolicited tender offer and further recommended that our shareholders not tender their shares to Sanofi pursuant to the tender offer. The full basis for our board’s recommendation was set forth in a Solicitation/Recommendation Statement on Schedule 14D-9, which was filed with the SEC on October 7, 2010. On October 22, 2010, we announced that our board had authorized our advisors and management to explore and evaluate alternatives for us and our assets. These efforts are intended to assist our board of directors in being fully informed about our value and are not authorization of a process to sell Genzyme or any of our assets.

On November 4, 2010, we implemented the first phase of a workforce reduction plan pursuant to which we expect to eliminate a total of 1,000 positions by the end of 2011. The first phase will eliminate 392 positions, including both filled and unfilled positions, across various functions and locations. Employees whose positions are eliminated in the first phase were notified beginning on November 4, 2010. In the United States, affected employees are being offered severance packages, including severance payments, temporary healthcare coverage assistance and outplacement services. Similar packages will be offered to affected employees outside of the United States in accordance with local laws. In connection with the elimination of filled positions in the first phase of the workforce reduction plan, we estimate incurring total charges of $24 million to $27 million, primarily for one-time severance benefits and facilities-related costs. These charges are expected to occur in the fourth quarter of 2010. The 1,000 positions expected to be eliminated exclude positions within our genetic testing business unit, for which we have entered into an agreement to sell, and positions within our diagnostic products and pharmaceutical intermediates business units, for which similar transactions are targeted by the end of 2010. The workforce reduction plan is being implemented to reduce costs and increase efficiencies as part of a larger plan to increase shareholder value announced in May 2010.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

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

Our unaudited, consolidated financial statements for each period include the accounts of our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We account for our investments in entities not subject to consolidation using the equity method of accounting if we have a substantial ownership interest (20% to 50%) in or exercise significant influence over the entity. Our consolidated net income (loss) includes our share of the earnings or losses of these entities. From January 1, 2008 to December 31, 2009, we consolidated the results of BioMarin/Genzyme LLC, an entity we formed with BioMarin Pharmaceutical Inc., or BioMarin, in 1998, because we determined that we were the primary beneficiary of BioMarin/Genzyme LLC. Upon consolidation of the entity, we recorded the assets and liabilities of BioMarin/Genzyme LLC in our consolidated balance sheets at fair value. Effective January 1, 2010, in accordance with new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of BioMarin/Genzyme LLC because we determined that the entity does not have a primary beneficiary under the new guidance. As a result, we deconsolidated BioMarin/Genzyme LLC and no longer record the assets and liabilities in our consolidated balance sheets. Instead, effective January 1, 2010, we began to record our portion of BioMarin/Genzyme LLC’s results in equity in loss of equity method investments in our consolidated statements of operations.

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. As part of this plan, on September 13, 2010, we entered into an agreement to sell our genetic testing business unit to Labcorp, as described in Note 1., “Description of Business,” to these consolidated financial statements. Our diagnostic products business unit had revenue of approximately $167 million for the year ended December 31, 2009 and approximately $112 million for the nine months ended September 30, 2010. Revenue from our pharmaceutical intermediates business unit for the same periods was significantly less in comparison.

As of September 1, 2010, the applicable assets and liabilities of all three business units have been classified as held for sale in the accompanying consolidated balance sheets and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses have been reported as discontinued operations in our consolidated statements of operations.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

For all periods presented, our consolidated balance sheets have been recast to reflect the presentation of assets held for sale and our consolidated statements of operations have been recast to reflect the presentation of discontinued operations.

Revenue Recognition — Recent Healthcare Reform Legislation

In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

•	an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs and an increase from 15.1% to 17.1% for drugs that are approved exclusively for pediatric patients;

•	the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

•	the expansion of the 340(B) Public Health Services, or PHS, drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals and healthcare centers (this provision, however, does not apply to orphan drugs); and

•	a requirement that the Medicaid rebate for a drug that is a “line extension” of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

Effective October 1, 2010, the new legislation re-defines the Medicaid average manufacturer price, or AMP, such that the AMP is calculated differently for our oral drugs and our injected/infused drugs, and such that Medicaid rebates are expected to increase for our oral drugs, Renagel, Renvela and oral Hectorol, and our product Leukine, but be insignificantly impacted for our other products.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole.” Also beginning in 2011, we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid, the Department of Veterans Affairs, or VA, the Department of Defense, or DOD, and the TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We are still assessing the full extent that the U.S. healthcare reform legislation may have on our business.

Accounts Receivable Related to Sales in Greece

Our consolidated balance sheets include accounts receivable, net of reserves, held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece of approximately $65 million as of September 30, 2010 and approximately $57 million as of December 31, 2009. Payment of these accounts is subject to significant delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities ranging from one to three years. We recorded a charge of $7.2 million to bad debt expense, a component of selling, general and administrative expenses, or SG&A, in our consolidated statements of operations for the second quarter of 2010, to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 10% risk adjusted discount rate.

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

Approximately half of each senior executive’s grant consists of time vesting stock options with the remainder in PSUs. Grants under our former long-term incentive program were comprised of time vesting stock options and time vesting RSUs.

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

The fair values of our:

•	stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ vesting periods;

•	time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the applicable service period, adjusted for the effect of estimated forfeitures; and

•	PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, are estimated based on the market value of our stock on the date of grant. PSUs subject to the relative total shareholder return, or R-TSR performance metric, which includes both market and service conditions, are estimated using a lattice model with a Monte Carlo simulation. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

Recent Accounting Pronouncements and Updates

Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. Changes to the FASB Accounting Standards Codificationtm, or ASC, are communicated through Accounting Standards Updates, or ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2009-13 “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2010-06 “Improving Disclosures about Fair Value Measurements.”	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements, including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. None of our instruments were reclassified between Level 1, Level 2 or Level 3 in 2010. We are currently assessing the impact the requirement to present a separate line item for each investment in the roll forward of Level 3 investments will have, if any, on our consolidated financial statements. Although this may change the appearance of our fair value reconciliations, we do not believe the adoption will have a material impact on our consolidated financial statements or disclosures.
2010-11, “Scope Exception Related to Embedded Credit Derivatives.”	Update provides amendments to Subtopic 815-15, “Derivatives and Hedging — Embedded Derivatives,” to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.	Issued March 2010. Effective at the beginning of each reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entity’s first fiscal quarter beginning after issuance of this update.	We have adopted the provisions of this update in the third quarter of 2010. The adoption of these provisions does not have a material impact on our consolidated financial statements.
2010-17, “Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force.”	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2010-20, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”	Update amends existing guidance by requiring disaggregated disclosures about the credit quality of our financing receivables and our allowance for credit losses. These disclosures will provide the user with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses.	Issued July 2010. Generally effective for interim and annual reporting periods ending on or after December 15, 2010, however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.	We will adopt the provisions of this update beginning in the fourth quarter of 2010 or, for activity that occurs during a reporting period, the first quarter of 2011. Besides an increase in disclosures, we don’t believe that this update will materially impact our consolidated financial statements.
2010-23, “Health Care Entities: Measuring Charity Care for Disclosure.”	Update requires the measurement basis used in the disclosure of charity care to be cost and that cost be identified as the direct and indirect costs of providing the charity care. Disclosure of the method used to identify or determine direct and indirect costs must be disclosed. Existing guidance does not prescribe a specific measurement basis of charity care for disclosure purposes. This would improve U.S. GAAP by requiring all entities to use the same measurement basis, which will enhance comparability.	Issued August 2010. Effective for fiscal years beginning after December 15, 2010 and should be applied retrospectively to all periods presented. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.

3.	Held for Sale and Discontinued Operations

As described in Note 2., “Basis of Presentation and Significant Accounting Policies — Basis of Presentation,” to these consolidated financial statements, for all periods presented, our consolidated balance sheets have been recast to reflect the presentation of assets held for sale and our consolidated statements of operations

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

have been recast to reflect the presentation of discontinued operations. The following table summarizes our income (loss) from discontinued operations, net of tax (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$126,848	$133,748	$385,707	$395,897

Income (loss) before income taxes	$(15,279)	$3,840	$(27,461)	$(8,456)
Benefit from (provision for) income taxes	9,987	(1,487)	15,862	2,028

Income (loss) from discontinued operations, net of tax	$(5,292)	$2,353	$(11,599)	$(6,428)

The following table summarizes the assets held for sale and liabilities associated with assets held for sale in our consolidated balance sheets as of the dates indicated, which include assets and liabilities of our genetic testing, diagnostic products and pharmaceutical intermediates business units and are reported under the caption “Other” (amounts in thousands):

	September 30,	December 31,
	2010	2009

Assets held for sale:
Accounts receivable, net	$84,800	$106,175
Inventories	60,075	58,729
Other current assets	3,871	5,463

Total assets held for sale-current	$148,746	$170,367

Property, plant and equipment, net	$209,146	$182,118
Goodwill, net	42,927	42,386
Other intangible assets, net	41,090	49,113
Other noncurrent assets	341	422

Total assets held for sale-noncurrent	$293,504	$274,039

Liabilities held for sale:
Accounts payable	$18,053	$14,749
Accrued expenses	40,828	39,207
Current portion of debt and capital leases(1)	4,712	1,250

Liabilities held for sale-current	$63,593	$55,206

Long-term debt(1)	$—	$4,598

Liabilities held for sale-noncurrent	$—	$4,598

(1)	In July 2005, as a result of our acquisition of Equal Diagnostics, Inc., or Equal Diagnostics, we issued promissory notes to the three former shareholders of Equal Diagnostics totaling $10.0 million in principal and interest. The promissory notes were payable over eight years in equal annual installments commencing in March 2007, and ending in March 2014. We were also obligated to make additional cash payments during this period, which we refer to as contingent additional consideration, or CAC, to the three former shareholders based upon the gross margin of the acquired business, as defined by the purchase agreement.

In October 2010, we entered an agreement with the three former shareholders of Equal Diagnostics to accelerate payment in full of the notes and estimated CAC. The total payment amount was $7.1 million, which included $4.7 million in principal and interest on the promissory notes and $2.4 million in CAC.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

4.	Fair Value Measurements

A significant number of our assets and liabilities are carried at fair value. These include:

•	fixed income investments;

•	investments in publicly-traded equity securities;

•	derivatives; and

•	contingent consideration obligations.

Fair Value Measurement — Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we are permitted to use various valuation approaches, including market, income and cost approaches. We are required to follow an established fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

The fair value hierarchy is broken down into three levels based on the reliability of inputs. We have categorized our fixed income, equity securities, derivatives and contingent consideration obligations within the hierarchy as follows:

•	Level 1 — These valuations are based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include money market funds, U.S. government securities, bank deposits and exchange-traded equity securities.

•	Level 2 — These valuations are based primarily on a “market approach” using quoted prices in markets that are not very active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fixed income assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and mortgage-backed securities, asset-backed securities, corporate bonds and commercial paper. Derivative securities utilizing Level 2 inputs include foreign exchange forward contracts.

•	Level 3 — These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets and liabilities are classified within Level 3 of the fair value hierarchy because they have unobservable value drivers and therefore have little or no transparency. The fair value measurement of the contingent consideration obligations related to our acquisition of certain assets from Bayer, in 2009, is valued using Level 3 inputs.

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivatives and equity securities using market data from observable and corroborated sources. We determine the fair value of the contingent consideration obligations based on a probability-weighted income approach. The measurement is based on significant inputs not observable in the market. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the nine months ended September 30, 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (amounts in thousands):

			Balance as of
			September 30,
Description			2010	Level 1	Level 2	Level 3

Fixed income investments(1):	Cash equivalents:	Money market funds/other	$814,503	$814,503	$—	$—

	Short-term investments:	U.S. Treasury notes	13,374	13,374	—	—
		Non U.S. Governmental notes	6,754	—	6,754	—
		U.S. agency notes	23,926	—	23,926	—
		Corporate notes — global	36,423	—	36,423	—
		Commercial paper	21,484	—	21,484	—

		Total	101,961	13,374	88,587	—

	Long-term investments:	U.S. Treasury notes	70,391	70,391	—	—
		Non U.S. Governmental notes	1,511	—	1,511	—
		U.S. agency notes	26,490	—	26,490	—
		Corporate notes — global	66,993	—	66,993	—

		Total	165,385	70,391	94,994	—

	Total fixed income investments		1,081,849	898,268	183,581	—
Equity holdings(1):	Publicly-traded equity securities		29,385	29,385	—	—
Derivatives:	Foreign exchange forward contracts		230	—	230	—
Contingent liabilities(2):	Contingent consideration obligations		(966,363)	—	—	(966,363)

Total assets (liabilities) at fair value			$145,101	$927,653	$183,811	$(966,363)

			Balance as of
			December 31,
Description			2009	Level 1	Level 2	Level 3

Fixed income investments(1):	Cash equivalents:	Money market funds/other	$603,109	$603,109	$—	$—

	Short-term investments:	U.S. Treasury notes	41,040	41,040	—	—
		Non U.S. Governmental notes	4,114	—	4,114	—
		U.S. agency notes	56,810	—	56,810	—
		Corporate notes — global	54,825	—	54,825	—
		Commercial paper	6,841	—	6,841	—

		Total	163,630	41,040	122,590	—

	Long-term investments:	U.S. Treasury notes	29,793	29,793	—	—
		Non U.S. Governmental notes	4,873	—	4,873	—
		U.S. agency notes	28,015	—	28,015	—
		Corporate notes — global	81,143	—	81,143	—

		Total	143,824	29,793	114,031	—

	Total fixed income investments		910,563	673,942	236,621	—
Equity holdings(1):	Publicly-traded equity securities		40,380	40,380	—	—
Derivatives:	Foreign exchange forward contracts		4,284	—	4,284	—
Contingent liabilities(2):	Contingent consideration obligations		(1,015,236)	—	—	(1,015,236)

Total assets (liabilities) at fair value			$(60,009)	$714,322	$240,905	$(1,015,236)

(1)	Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in our consolidated balance sheets.

(2)	Changes in the fair value of our contingent consideration obligations are recorded as contingent consideration expense, a component of operating expenses in our consolidated statements of operations. We recorded a total of $69.4 million of contingent consideration

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

expense for the nine months ended September 30, 2010 in our consolidated statements of operations, of which $(11.4) million was allocated to our Hematology and Oncology reporting segment and $80.8 million was allocated to our Multiple Sclerosis reporting segment. We recorded $37.3 million of contingent consideration expense for the nine months ended September 30, 2009 in our consolidated statements of operations, including $18.5 million for our Hematology and Oncology reporting segment and $18.8 million for our Multiple Sclerosis reporting segment.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2010 were as follows (amounts in thousands):

Balance as of December 31, 2009	$(1,015,236)
Payments	114,786
R&D reimbursement received	(14,618)
Contingent consideration expense(1)	(69,436)
Effect of foreign currency translation adjustments	18,141

Fair value at September 30, 2010	$(966,363)

(1)	For the nine months ended September 30, 2010, includes:

•	$6.8 million of contingent consideration expense attributable to transaction gains and losses resulting from fluctuations in foreign currency exchange rates on liabilities that will be settled in a currency other than the entity’s functional currency; and

•	a $20.9 million reduction in contingent consideration expense related to changes in estimates.

Senior Notes Payable

In June 2010, we issued $500.0 million aggregate principal amount of our 3.625% senior notes due in June 2015, which we refer to as our 2015 Notes, and $500.0 million aggregate principal amount of our 5.000% senior notes due in June 2020, which we refer to as our 2020 Notes, and, together with our 2015 Notes, as the Notes, as described in Note 12., “Long-Term Debt,” to these consolidated financial statements. As of September 30, 2010, our:

•	2015 Notes had a fair value of $530.0 million and a carrying value of $498.4 million; and

•	2020 Notes had a fair value of $555.8 million and a carrying value of $495.9 million.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Foreign Exchange Forward Contracts

Generally, we enter into foreign exchange forward contracts with maturities of not more than 15 months. All foreign exchange forward contracts in effect as of September 30, 2010 and December 31, 2009 had maturities of 1 to 2 months. We report these contracts on a net basis. Net asset derivatives are included in other current assets and net liability derivatives are included in accrued expenses in our consolidated balance sheets.

The following table summarizes the balance sheet classification of the fair value of these derivatives on both a gross and net basis as of September 30, 2010 and December 31, 2009 (amounts in thousands):

Unrealized Gain/Loss on Foreign Exchange Forward Contracts
As Reported
	Gross		Net
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	Other	Accrued	Other	Accrued
As of:	Current Assets	Expenses	Current Assets	Expenses

September 30, 2010	$4,020	$3,790	$230	$—
December 31, 2009	$9,834	$5,550	$4,284	$—

Total foreign exchange (gains) and losses included in SG&A in our consolidated statements of operations includes unrealized and realized (gains) and losses related to both our foreign exchange forward contracts and our foreign currency assets and liabilities. The net impact of our overall unrealized and realized foreign exchange (gains) and losses were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net impact of our overall unrealized and realized foreign exchange (gains) losses	$(14,223)	$(2,735)	$(13,732)	$3,386

The following table summarizes the effect of the unrealized and realized net losses related to our foreign exchange forward contracts on our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

		Net Loss Reported
		Three Months Ended		Nine Months Ended
	Statements of	September 30,		September 30,
Derivative Instrument	Operations Location	2010	2009	2010	2009

Foreign exchange forward contracts	SG&A	$23,623	$16,275	$23,242	$24,173

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

5.	Net Income (Loss) Per Share

The following table sets forth our computation of basic and diluted net income (loss) per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income (loss) from continuing operations, net of tax-basic and diluted	$74,246	$13,642	$(38,168)	$405,483
Income (loss) from discontinued operations, net of tax-basic and diluted	(5,292)	2,353	(11,599)	(6,428)

Net income (loss) — basic and diluted	$68,954	$15,995	$(49,767)	$399,055

Shares used in computing net income (loss) per common share — basic	255,359	268,957	262,293	269,923
Effect of dilutive securities(1):
Stock options	5,678	3,209	—	4,106
Restricted stock units	2,313	1,565	—	1,335
Other	436	10	—	11

Dilutive potential common shares	8,427	4,784	—	5,452

Shares used in computing net income (loss) per common share — diluted(1)	263,786	273,741	262,293	275,375

Net income (loss) per share-basic:
Income (loss) from continuing operations, net of tax	$0.29	$0.05	$(0.15)	$1.50
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.04)	(0.02)

Net income (loss)	$0.27	$0.06	$(0.19)	$1.48

Net income (loss) per share-diluted:
Income (loss) from continuing operations, net of tax	$0.28	$0.05	$(0.15)	$1.47
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.04)	(0.02)

Net income (loss)	$0.26	$0.06	$(0.19)	$1.45

(1)	We did not include the securities described in the following table in the computation of diluted earnings (loss) per share because these securities were anti-dilutive during the corresponding period (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Shares excluded from calculation of diluted loss per share	4,438	20,851	22,419	16,411

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$68,954	$15,995	$(49,767)	$399,055

Other comprehensive income (loss):
Foreign currency translation adjustments	174,636	48,546	(92,731)	82,178

Pension liability adjustments, net of tax(1)	13	—	(8)	—

Unrealized gains (losses) on securities, net of tax:
Unrealized gains (losses) arising during the period, net of tax	247	6,358	246	(4,592)
Reclassification adjustment of (gains) losses included in net income (loss), net of tax	(3,533)	(378)	(5,405)	(538)

Unrealized gains (losses) on securities, net of tax(2)	(3,286)	5,980	(5,159)	(5,130)

Other comprehensive income (loss)	171,363	54,526	(97,898)	77,048

Comprehensive income (loss)	$240,317	$70,521	$(147,665)	$476,103

(1)	Tax amounts for all periods were not significant.

(2)	Net of $1.9 million of tax for the three months ended and $3.0 million of tax for the nine months ended September 30, 2010 and $(3.4) million of tax for the three months ended and $2.9 million of tax for the nine months ended September 30, 2009.

7.	Strategic Transactions

Purchase of In-Process Research and Development

The following table sets forth the significant in-process research and development, or IPR&D, projects for the companies and assets we acquired between January 1, 2006 and September 30, 2010 (amounts in millions):

					Discount Rate
					Used in	Year of
	Purchase				Estimating	Expected
Company/Assets Acquired	Price	IPR&D		Programs Acquired	Cash Flows	Launch

Bayer Assets (2009)	$1,006.5	$458.7		alemtuzumab for MS — US	16%	2012
		174.2		alemtuzumab for MS — ex-US	16%	2013

		$632.9	(1)

Bioenvision, Inc., or Bioenvision (2007)	$349.9	$125.5	(2)	Clolar(3)	17%	2010-2016(4)

AnorMED Inc., or AnorMED (2006)	$589.2	$526.8	(2)	Mozobil(5)	15%	2016

(1)	Capitalized as an indefinite-lived intangible asset.

(2)	Expensed on acquisition date.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

(3)	Clolar is approved for the treatment of relapsed and refractory pediatric acute lymphoblastic leukemia, or ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other indications.

(4)	Year of expected launch reflects both the ongoing launch of products for currently approved indications and the anticipated launch of products in the future for new indications.

(5)	Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for tumor sensitization.

8.	Inventories

	September 30,	December 31,
	2010	2009
	(Amounts in thousands)

Raw materials	$104,314	$103,410
Work-in-process	303,455	279,848
Finished goods	188,961	166,035

Total	$596,730	$549,293

Manufacturing-Related Matters

In June 2009, we interrupted production of Cerezyme and Fabrazyme at our Allston manufacturing facility after identifying a virus in a bioreactor used for Cerezyme production. We resumed Cerezyme shipments in the fourth quarter of 2009. In February 2010, we began shipping Cerezyme at a rate equal to 50% of estimated product demand in order to build a small inventory buffer to help us better manage delivery of the Cerezyme available. We continued shipping at 50% of estimated product demand through the second quarter of 2010, due in part to the impact of a second interruption in production in March 2010 resulting from a municipal electrical power failure that compounded issues with the facility’s water system. We increased supply of Cerezyme in the third quarter of 2010 and Cerezyme patients in the United States were able to begin to return to normal dosing levels in September. We expect Cerezyme patients on a global basis to be able to return to normal dosing during the fourth quarter of 2010.

Due to the June 2009 production interruption, low manufacturing productivity upon re-start of production and efforts to build a small inventory buffer, Fabrazyme shipments decreased in the fourth quarter of 2009 and we began shipping Fabrazyme at a rate equal to 30% of estimated product demand. We continued shipping at 30% of estimated product demand through the third quarter of 2010. We continue to work to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production in June 2009. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and the European Medicines Agency, or EMA. The new working cell bank has completed five runs and has had 30% to 40% greater productivity than the prior working cell bank. Fabrazyme patients are beginning to be able to double their doses, starting in the United States, and we expect Fabrazyme patients on a global basis to be able to do so in the fourth quarter of 2010. We expect to be able to fully supply global Fabrazyme demand during the first half of 2011.

We recorded $5.6 million of charges during the three months ended September 30, 2010 to costs of products sold in our consolidated statements of operations for manufacturing-related costs associated with various inventory write offs.

We recorded $29.1 million of charges during the nine months ended September 30, 2010 to costs of products sold in our consolidated statements of operations, including:

•	$5.6 million of charges during the three months ended September 30, 2010 for manufacturing-related costs associated with various inventory write offs;

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

•	$16.4 million of charges during the first and second quarters of 2010 to write off Cerezyme and Fabrazyme work-in-process material that was unfinished when the interruption occurred in March 2010, based on our determination that such material could not be finished, and other inventory for these products that did not meet the necessary quality specifications; and

•	$7.1 million of charges during the first and second quarters of 2010 to write off certain lots of Thyrogen that did not meet the necessary quality specifications.

Inventory Subject to Additional Evaluation and Release

At any particular time, in the course of manufacturing, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of September 30, 2010, we had approximately $10 million of inventory that is being evaluated or tested. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it may result in a write off of the inventory and a charge to earnings.

Inventory Capitalized Prior to Regulatory Approval

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of the product or the manufacturing facility where it is produced. The determination for capitalization is based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and assessment of the regulatory review process for the product and manufacturing process, our required investment in the product or facility, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In no event is inventory capitalized prior to completion of a phase 3 clinical trial and the completion of a series of successful validations runs from the facility. At the completion of these events, the product and the manufacturing process have reached technological feasibility, upon which we believe the likelihood of obtaining regulatory approval is high and probable future economic benefit in the product exists. If a product is not approved for sale or a manufacturing facility does not receive approval, it would likely result in the write off of the inventory and a charge to earnings.

Sevelamer Hydrochloride and Sevelamer Carbonate

We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility so the damaged equipment could be repaired. We resumed production of sevelamer hydrochloride in May 2010 and production of sevelamer carbonate in October 2010. We recorded $9.1 million of expenses, for which there were no insurance reimbursements, for the three months ended and $22.8 million, net of $5.4 million of insurance reimbursements, for the nine months ended September 30, 2010. The noted expenses were recorded to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. Remediation of this facility is substantially complete and we anticipate that any remaining costs related to the remediation will not be significant.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

9.	Goodwill and Other Intangible Assets

The following table contains the change in our goodwill during the nine months ended September 30, 2010 (amounts in thousands):

	Personalized			Hematology
	Genetic	Renal and		and	Multiple
	Health	Endocrinology	Biosurgery	Oncology	Sclerosis	Total

Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$1,463,769
Accumulated impairment losses(1)	—	—	(102,791)	—	—	(102,791)

Balance as of December 31, 2009	339,563	319,882	7,585	375,889	318,059	1,360,978
Changes in carrying amounts during the period	—	—	—	—	—	—

Balance as of September 30, 2010	$339,563	$319,882	$7,585	$375,889	$318,059	$1,360,978

Goodwill	$339,563	$319,882	$110,376	$375,889	$318,059	$1,463,769
Accumulated impairment losses(1)	—	—	(102,791)	—	—	(102,791)

Balance as of September 30, 2010	$339,563	$319,882	$7,585	$375,889	$318,059	$1,360,978

(1)	Accumulated impairment losses consists of a $102.8 million pre-tax charge recorded in 2003 to write off the goodwill of our Biosurgery reporting segment’s orthopaedics reporting unit.

We are required to perform impairment tests related to our goodwill annually and whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be recoverable. We completed the required annual impairment tests for our $1.36 billion of net goodwill in the third quarter of 2010 and determined that no impairment charges were required.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Other Intangible Assets

The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Other		Other	Other		Other
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets

Finite-lived other intangible assets:
Technology(1)	$1,901,744	$(950,023)	$951,721	$2,142,211	$(845,047)	$1,297,164
Distribution rights(2)	446,584	(274,017)	172,567	440,521	(227,726)	212,795
Patents	187,780	(141,013)	46,767	187,780	(131,140)	56,640
License fees	98,698	(52,081)	46,617	98,647	(47,052)	51,595
Customer lists	868	(796)	72	838	(559)	279
Trademarks	60,227	(51,471)	8,756	60,227	(47,464)	12,763

Total finite-lived other intangible assets	2,695,901	(1,469,401)	1,226,500	2,930,224	(1,298,988)	1,631,236
Indefinite-lived other intangible assets:
IPR&D	632,912	—	632,912	632,912	—	632,912

Total other intangible assets	$3,328,813	$(1,469,401)	$1,859,412	$3,563,136	$(1,298,988)	$2,264,148

(1)	For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to the consolidated results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheets.

(2)	Includes an additional $6.1 million for the nine months ended September 30, 2010 for additional payments made or accrued in connection with the reacquisition of the Synvisc sales and marketing rights from Pfizer in January 2005. As of September 30, 2010, the contingent royalty payments to Pfizer payable under the agreement are substantially complete. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by the first quarter of 2011.

All of our finite-lived other intangible assets are amortized over their estimated useful lives.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

As of September 30, 2010, the estimated future amortization expense for our finite-lived other intangible assets for the remainder of fiscal year 2010, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

	Estimated
	Revenue-	Estimated	Total
	Based	Other	Estimated
	Amortization	Amortization	Amortization
Year Ended December 31,	Expense(1)	Expense	Expense(1)

2010 (remaining three months)	$36,449	$35,223	$71,672
2011	119,026	165,043	284,069
2012	94,173	140,355	234,528
2013	29,552	124,721	154,273
2014	26,315	106,135	132,450
Thereafter	21,667	344,062	365,729

(1)	Includes estimated future amortization expense for:

•	the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we may be required to make to Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a license agreement with Synpac (North Carolina), Inc., or Synpac, based on forecasted future net sales of Myozyme/Lumizyme and the milestone payments we may be required to make to Synpac. These contingent payments will be recorded as intangible assets when the payments are accrued; and

•	the technology intangible assets resulting from our acquisition of the worldwide rights to Fludara, which are being amortized based on the forecasted future sales of Fludara.

10.	Investment in BioMarin/Genzyme LLC

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

Prior to January 1, 2010, we determined that we were the primary beneficiary of BioMarin/Genzyme LLC and, as a result, we:

•	consolidated the income (losses) of BioMarin/Genzyme LLC and recorded BioMarin’s portion of BioMarin/Genzyme LLC’s income (losses) as minority interest in our consolidated statements of operations; and

•	recorded the assets and liabilities of BioMarin/Genzyme LLC in our consolidated balance sheets at fair value.

Effective January 1, 2010, in accordance with new guidance we adopted for consolidating variable interest entities, we were required to reassess our designation as primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity’s economic performance is the primary beneficiary. We have concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is shared equally between us and BioMarin through our commercialization rights and BioMarin’s manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations. For the three and nine months ended September 30, 2010, the results of BioMarin/Genzyme LLC and our portion of the results of BioMarin/Genzyme LLC were not significant.

11.	Investments in Equity Securities

We recorded the following gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross gains (losses) on investments in equity securities	$6,125	$(36)	$8,370	$422
Less: charges for impairment of investments	(1,477)	(615)	(35,120)	(1,754)

Gains (losses) on investments in equity securities, net	$4,648	$(651)	$(26,750)	$(1,332)

Gross gains (losses) on investments in equity securities includes gains totaling $5.8 million for the three months and $7.3 million for the nine months ended September 30, 2010 resulting from the liquidation of our entire investment in the common stock of EXACT Sciences Corporation, or EXACT Sciences.

Charges for impairment of investments for all periods presented includes the write down of our investments in certain venture capital funds to fair value at the end of each period and for the nine months ended September 30, 2010 also includes a $32.3 million impairment charge recorded in June 2010 to write down our investment in the common stock of Isis Pharmaceuticals, Inc., or Isis, as described below.

At September 30, 2010, our stockholders’ equity includes $10.9 million of unrealized gains and $4.0 million of unrealized losses related to our strategic investments in equity securities.

Investment in Isis Common Stock

We review for potential impairment the carrying value of each of our strategic investments in equity securities on a quarterly basis. In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and we recorded a $32.3 million impairment charge to gains (losses) on investment in equity securities, net in our consolidated statements of operations. As of September 30, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $42.0 million (or $8.40 per share). We considered all available evidence in assessing the decline in value of our investment in Isis common stock as of that date, including investment analyst reports and Isis’s expected results and future outlook, none of which suggests that the decline would be “other than temporary.” Currently, the average 12-month price estimate for Isis common stock among analysts is approximately $15 per share. Based on our analysis, we consider the $5.9 million unrealized loss on our investment in Isis common stock to be temporary. We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if the decline in value has become “other than temporary,” we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

12.	Long-Term Debt

2015 and 2020 Senior Notes

In June 2010, we sold $500.0 million aggregate principal amount of our 2015 Notes and $500.0 million aggregate principal amount of our 2020 Notes through institutional private placements to fund the $1.0 billion payment under our accelerated share repurchase agreement, as discussed in Note 13., “Stockholders’ Equity,”

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

to these consolidated financial statements. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions and other expenses related to the offerings. We recorded the net proceeds in our consolidated balance sheets as of June 30, 2010 as:

•	a $7.7 million increase to other noncurrent assets for the capitalized debt offering costs, including $6.3 million for commissions and $1.4 million of other offering expenses; and

•	a $1.0 billion increase to long-term liabilities for the principal of the Notes, offset by $5.7 million for the debt discount on the Notes.

Both the debt offering costs and debt discount will be amortized to interest expense in our consolidated statements of operations. The debt offering costs have been allocated proportionately to our 2015 Notes and our 2020 Notes and are being amortized based on the term of each such group of the Notes. The debt discount for each group of the Notes will be amortized using the effective interest method. The 2015 Notes mature in June 2015 and the 2020 Notes mature in June 2020. The 2015 Notes have an annual interest rate of 3.625% and the 2020 Notes have an annual interest rate of 5.000% Interest accrues on the Notes from June 17, 2010 and is payable semi-annually in arrears on June 15 and December 15 of each year starting on December 15, 2010.

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

We may be required to offer to repurchase the Notes at a purchase price equal to 101% of their principal amount if we are subject to certain kinds of change of control as provided in the indenture for the Notes.

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

As of September 30, 2010, we had approximately $9 million of outstanding standby letters of credit issued against this facility and no borrowings, resulting in approximately $341 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2010, we were in compliance with these covenants.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

13.	Stockholders’ Equity

Share Repurchase Plan

In April 2010, our board of directors authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock to be financed with proceeds of newly issued debt, and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we repurchased $1.0 billion of our common stock at an effective purchase price of $63.79 per share. Pursuant to the agreement, in June 2010, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares, of which:

•	$800.0 million, or 80%, represents the value, based on the closing price of our common stock on June 17, 2010, of the 15.6 million shares of our common stock that Goldman Sachs delivered to us; and

•	$200.0 million, or 20%, represents an advance payment that covers a higher effective per share purchase price than the price on June 17, 2010 and additional shares Goldman Sachs delivered to us at the end of the program in October 2010.

On October 18, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares repurchased are authorized and no longer outstanding shares.

Modification of Certain Stock Options and RSUs

On May 26, 2010, in connection with our plan to approve strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units, the compensation committee of our board of directors approved certain modifications to the stock options and RSUs previously granted to the employees of those business units, to be effective as of the date of divestiture of each business unit. The terms of these stock options were modified to extend the post-termination exercise period from 90 days to one year. We used Black-Scholes valuation models, based on the following assumptions, to determine the valuation adjustment required for the extension of the post-termination exercise period, and recorded stock-based compensation expense using an expected term of seven months:

	New	Original
	Post-Termination	Post-Termination
	Period	Period

Grant date fair value as of May 26, 2010	$50.00	$50.00
Term	19 months	10 months
Dividend	0	0
Volatility	38.00%	30.00%
Risk-free interest rate	0.63%	0.32%

Based on our analysis, we recorded an additional $9.1 million of stock-based compensation expense in our consolidated statements of operations for the three months ended June 30, 2010, as these options were fully vested, for the valuation adjustment related to the modification of these stock options.

On May 26, 2010, the compensation committee of our board of directors also approved the following modifications to certain RSUs granted to the employees of these three business units, to be effective as of the date of divestiture for each business unit:

•	acceleration of the unvested portions of the RSUs granted in May 2008; and

•	pro-ration of the vesting of the RSUs granted in May 2009 over a 19-month, instead of a three-year, period.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Prior to these modifications, the RSUs granted in May 2008 had a grant date fair value of $68.48 per share and the RSUs granted in May 2009 had a grant date fair value of $58.66 per share based on the closing price of our common stock at the date of each grant. The modifications triggered a new measurement date for these RSUs and, as a result, we revalued these RSUs based on a new grant date fair value of $50.00 per share, the closing price of our common stock on the date of modification. We recorded additional stock-based compensation for these RSUs of $5.0 million in our consolidated statements of operations for the nine months ended September 30, 2010, to adjust the cumulative stock-based compensation expense recorded for these RSUs for the modifications, including:

•	an $8.2 million reduction for the reversal of the cumulative to-date stock-based compensation expenses recorded through May 25, 2010, prior to the modifications; offset, in part, by

•	$13.2 million of additional stock-based compensation expenses for the period from May 26, 2010 through September 30, 2010 based on the new, reduced grant date fair value of these awards.

We expect to record approximately $5 million of additional stock-based compensation expense for these RSUs during the fourth quarter of 2010 as a result of these modifications.

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

Approximately half of each senior executive’s grant consists of time vesting stock options with the remainder in PSUs.

For the 2010 through 2012 performance period, the performance metrics are:

•	cash flow return on invested capital; and

•	R-TSR measured against the performance of a subset of biotechnology peer companies (currently 28 companies) in the S&P 500 Health Care Index.

Each metric is weighted equally. For both metrics, performance between the threshold level and the target level will be awarded in PSUs. The PSUs will be paid out in shares of our stock at the end of the three-year period if performance between the threshold level and target level is achieved. If performance above the target level is achieved, the portion of the award above the target level will be paid out in cash up to a predetermined maximum cash award. Since it is possible that the PSUs may not pay out at all, it is completely “at risk” compensation.

In January 2010, the compensation committee of our board of directors approved a range for the three-year cash flow return on invested capital metric of 85% to 115%. For performance between 85% and 100% of the cash flow return on invested capital target, the payout range is 50% to 100% of the senior executive’s target PSU award associated with this performance measure. Performance between 101% and 115% of the cash flow return on invested capital target will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

The committee also approved the following performance levels for R-TSR:

Percentile
Performance Level	Rank

Threshold	40th
Target	65th
Maximum	75th

For performance between the R-TSR threshold and target levels, the payout range is 35% to 100% of the senior executive’s target PSU award associated with this performance measure. R-TSR performance between the target and maximum levels will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum.

If a participating senior executive’s employment is terminated before the end of the performance period because of death, disability or retirement, payment of the PSU will be pro-rated to the date of termination based upon the company’s actual achievement of performance levels at the end of the performance period. Upon a change in control, payment of a PSU will be paid out at the target performance level and pro-rated to the date of the change of control.

PSUs

During the nine months ended September 30, 2010, we granted a total of 223,066 PSUs with a weighted average grant date fair value of $49.86 per share to senior executives under our 2004 Equity Plan. The PSUs are subject to the attainment of certain performance criteria established at the beginning of the performance period, as described above, and cliff vest at the end of the performance period, which ends December 31, 2012. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

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

We used the following assumptions to determine the fair value of these awards:

Expected dividend yield	0%
Range of risk free rate of return	1.33% - 1.45%
Range of our expected stock price volatility	35.11% - 36.06%
Range of Peer Group expected stock price volatility	21.27% - 60.32%
Range of our average closing stock prices on the grant dates	$51.83 - $56.50
Range of Peer Group average closing stock prices on the grant dates	$7.22 - $348.13
Range of our historical total shareholder return on the grant dates	5.75% - 15.28%
Range of historical total shareholder return for the Peer Group on the grant dates	(19.78)% - 23.22%

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Stock-Based Compensation Expense, Net of Estimated Forfeitures

We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pre-tax stock-based compensation expense, net of estimated forfeitures(1)	$(40,807)	$(41,089)	$(126,019)	$(140,320)
Less: tax benefit from stock options	13,366	11,151	37,640	35,602

Total stock-based compensation expense, net of tax	$(27,441)	$(29,938)	$(88,379)	$(104,718)

(1)	We also capitalized the following amounts of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock-based compensation expense capitalized to inventory	$3,955	$3,623	$11,795	$12,764

We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

At September 30, 2010, there was $232.7 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of 2.1 years.

14.	Commitments and Contingencies

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

The consent decree also requires us to implement a plan to bring the Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at the Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at the Allston facility for an additional five years. The consent decree is subject to, and effective upon, approval by the U.S. District Court for the District of Massachusetts. The consent decree was filed with the U.S. District Court on May 24, 2010 and we are awaiting the court’s approval.

Legal Proceedings

Federal Securities Litigation

In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that, among other things, we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from good manufacturing practice, or GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys’ and experts’ fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009 and named additional individuals as defendants. In June 2010, we filed a motion to dismiss the class action. The plaintiffs filed an opposition to our motion to dismiss in August 2010 and we filed a reply in support of our motion to dismiss in September 2010. A hearing on the motion to dismiss is scheduled to be held in January 2011.

On August 11, 2010, Jerry L. & Mena M. Morelos Revocable Trust filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors, certain executive officers, and Sanofi (the “Morelos Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders, adopting processes and procedures that will not benefit shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit alleges that certain of our directors are beholden to activist shareholders. The suit also alleges that we and Sanofi aided and abetted the purported breaches of fiduciary duties. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from consummating a transaction, unless and until we adopt procedures designed to obtain the best value for our shareholders, (iii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iv) an order rescinding, to the extent already implemented, any transaction agreement, (v) an order imposing a constructive trust in favor of the plaintiff and the putative class upon any benefits improperly received by the defendants as a result of any transaction, and (vi) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 8, 2010, Bernard Malina filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us and our board of directors (the “Malina Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in a plan and scheme to obtain personal benefits at the expense of shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order directing the defendants to

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iii) compensatory damages, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses.

On September 9, 2010, Emanuel Resendes filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against our board of directors and certain executive officers (the “Resendes Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from entering into any contract which harms the class or could prohibit the defendants from maximizing shareholder value, (iii) an order enjoining the defendants from initiating any defensive measures that would make the consummation of a transaction more difficult or costly for a potential acquiror, (iv) an order directing the defendants to exercise their fiduciary duties and refrain from advancing their own interests at the expense of the class and their fiduciary duties, and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 14, 2010, William S. Field, Trustee u/a dated October 12, 1991, by William S. Field Jr., filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers (the “Field Action”). The suit alleges that our directors breached their fiduciary duties by failing to pursue a transaction that would provide the highest value reasonably available for shareholders and by not providing full and fair disclosure to shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order appointing an independent special committee with authority to evaluate, negotiate and, if in the best interests of shareholders, accept the offer from Sanofi or other offers, (iii) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses and (iv) such other relief as the court deems proper.

On October 18, 2010, Warren Pinchuck filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers (the “Pinchuck Action”). The suit alleges that the defendants violated Section 14(e) of the Exchange Act by issuing a false and misleading Schedule 14D-9 statement and breached their fiduciary duties by, among other things, refusing to negotiate in good faith with Sanofi and by failing to allow due diligence to be performed to facilitate a higher offer being made by Sanofi or others. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have violated Section 14(e) of the Exchange Act, (iii) a declaration that the defendants have breached their fiduciary duties, (iv) an order enjoining the defendants from breaching their fiduciary duties by refusing to consider and respond to the proposed transaction in good faith, (v) an order enjoining the defendants from initiating any anti-takeover devices that would inhibit the defendants’ ability to maximize value for their shareholders, (vi) compensatory damages, to the extent injunctive relief is not granted, and (vii) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

The plaintiffs and the defendants in the Morelos Action, Malina Action, Resendes Action, Field Action and Pinchuck Action have filed a joint stipulation with the federal court seeking consolidation of the cases.

State Securities Litigation

On August 16, 2010, plaintiff Chester County Employees’ Retirement Fund filed a lawsuit allegedly on behalf of a putative class of shareholders in Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Chester Action”). An amended complaint was filed in the Chester Action on September 2, 2010. The amended complaint alleges that the defendants breached their fiduciary duties by failing to adequately inform themselves regarding the potential offer by Sanofi or any offer by any other party and failing to pursue the best available transaction for shareholders. The suit seeks, among other relief, (i) class

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

action status, (ii) an order enjoining the defendants from initiating any defensive measures designed to prevent shareholders from receiving and accepting a value-maximizing offer, (iii) an order directing the defendants to exercise their fiduciary duties to obtain a transaction in shareholders’ best interests, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. On September 23, 2010, by joint motion of the parties, the Chester Action was transferred to the Business Litigation Session of Suffolk County Superior Court in Boston, Massachusetts.

On August 17, 2010, Alan R. Kahn filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us, our board of directors, certain executive officers, and Sanofi (the “Kahn Action”). The suit alleges that the defendants breached their fiduciary duties in approving a proposed transaction and failing to negotiate in good faith with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize shareholder value, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 1, 2010, David Shade filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Shade Action”). The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On September 2, 2010, the Louisiana Municipal Police Employees’ Retirement System filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Louisiana Action”). The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On October 5, 2010, plaintiffs and the defendants in the Chester Action, Kahn Action, Shade Action and Louisiana Action filed a joint stipulation with the Business Litigation Session of Suffolk County Superior Court in the Chester Action seeking consolidation of the state cases. On the same day, the Court signed an order approving the consolidation of these cases in In Re Genzyme Corp. Shareholder Litigation. On October 18, 2010, plaintiffs filed a consolidated amended complaint allegedly on behalf of a putative class of shareholders against us and our board of directors (the “Consolidated State Action”). The consolidated complaint alleges that the defendants breached their fiduciary duty by failing to properly inform themselves of Sanofi’s offer, by refusing to negotiate in good faith with Sanofi, and by attempting to thwart Sanofi’s proposed tender offer. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have breached their fiduciary duties, (iii) an order requiring the defendants to fully disclose all material information regarding the Schedule 14D-9 filed by us, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

Shareholder Demand Letters

Since August 2009, we have received ten letters from shareholders demanding that our board of directors take action on our behalf to remedy alleged breaches of fiduciary duty by our directors and certain executive officers. The demand letters are primarily premised on allegations regarding our disclosures to shareholders with respect to manufacturing issues and compliance with GMP and our processes and decisions related to manufacturing at our Allston facility. Several of the letters also assert that certain of our executive officers and

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of our board whether any action should be instituted on our behalf against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to our benefit. The special committee’s investigation is ongoing.

Shareholder Derivative Actions

In December 2009, two actions were filed by shareholders derivatively for our benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed (the “District Court Actions”). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter and in February and March 2010, two additional derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders’ respective demand letters (collectively, the “State Court Actions”).

The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing us to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about us to illegally sell stock they personally held in us. The plaintiffs generally seek, among other things, judgment in favor of us for the amount of damages sustained by us as a result of the alleged breaches of fiduciary duty, disgorgement to us of proceeds that certain of our directors and executive officers received from sales of our stock and all proceeds derived from their service as our directors or executives, and reimbursement of plaintiffs’ costs, including attorneys’ and experts’ fees. The District Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs’ failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending our board of director’s completion of its ongoing investigation in response to the shareholders demand.

Fabrazyme Patent Litigation

In October 2009, Shelbyzyme LLC filed a complaint against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. patent 7,011,831 by “making, using, selling and promoting a method for the treatment of” Fabry disease. The ‘831 patent, which is directed to a method for treating Fabry disease, was issued in March 2006 and expired in March 2009. The plaintiffs seek damages for past infringement, including treble damages for alleged willful infringement and reimbursement of costs, including attorney’s fees.

Other Matters

We are party to a legal action brought by Kayat Trading Ltd., or Kayat, pending before the District Court in Nicosia, Cyprus. Kayat alleges that we breached a 1996 distribution agreement under which we granted

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Kayat the right to distribute melatonin tablets in the Ukraine, primarily by not providing products or by providing non-conforming products. Kayat further claims that due to the alleged breach, it suffered lost profits that Kayat claims it would have received under agreements it alleges it had entered into with subdistributors. Kayat also alleges common law fraud and violations of Mass. Gen. L. c. 93A and the Racketeer Influenced and Corrupt Organizations Act. Kayat filed its suit on August 8, 2002 and a trial began in Cyprus in December 2009. Kayat seeks damages for its legal claims and for expenses it claims it has incurred, including legal fees and advertising, promotion and other out-of-pocket expenses.

We are not able to predict the outcome of the lawsuits and matters described above or estimate the amount or range of any possible loss we might incur if we do not prevail in final, non-appealable determination of these matters. Therefore, we have not accrued any amounts in connection with the lawsuits and matters described above.

We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these other proceedings and claims, we do not believe the ultimate resolution of any of these other existing matters would have a material adverse effect on our consolidated financial position or results of operations.

15.	Benefit from (Provision for) Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Benefit from (provision for) income taxes	$(17,385)	$965	$58,493	$(160,305)
Effective tax rate	19%	(8)%	(61)%	28%

Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

•	income and expenses taxed at rates other than the U.S. statutory tax rate;

•	our provision for state income taxes;

•	domestic manufacturing benefits;

•	benefits related to tax credits; and

•	non-deductible stock-based compensation expenses totaling $10.3 million for the three months ended and $30.1 million for the nine months ended September 30, 2010, as compared to $8.7 million for the three months ended and $38.3 million for the nine months ended September 30, 2009.

In addition, our tax benefit for both the three and nine months ended September 30, 2010 includes tax benefits due to the realization, for U.S. income tax purposes, of prior periods’ foreign income tax paid in the amount of $9.5 million for the three months ended September 30, 2010 and $19.5 million for the nine months ended September 30, 2010.

Our benefits from tax provisions for the nine months ended September 30, 2010 also includes tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions and tax expenses in the amount of $20.6 million resulting from the remeasurement of the deferred tax assets related to our acquisition of certain assets from Bayer in 2009.

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

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

16.	Segment Information

We present segment information in a manner consistent with the method we use to report this information to our management. Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units amongst our segments and adopted new names for certain of our reporting segments. Under the new reporting structure, we are organized into five reporting segments as described above in Note 1., “Description of Business,” to these consolidated financial statements. We have revised our 2009 segment disclosures to conform to our 2010 presentation.

We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Personalized Genetic Health(1)	$404,183	$369,878	$1,147,227	$1,501,566
Renal and Endocrinology	270,431	260,418	781,233	750,163
Biosurgery	156,732	145,647	458,080	404,496
Hematology and Oncology(2)	167,296	143,593	500,103	344,156
Multiple Sclerosis(2)	—	—	—	12,357
Other	3,082	3,737	9,835	24,759
Corporate	76	493	377	1,501

Total	$1,001,800	$923,766	$2,896,855	$3,038,998

Income (loss) before income taxes:
Personalized Genetic Health(1,3)	$135,274	$124,758	$176,283	$806,664
Renal and Endocrinology	138,398	119,193	366,358	336,361
Biosurgery	47,369	40,277	137,972	102,360
Hematology and Oncology(2)	19,719	(24,155)	59,915	(44,170)
Multiple Sclerosis(2)	(28,203)	(45,423)	(170,483)	(64,030)
Other(4)	(1,429)	(153)	(5,123)	190
Corporate(5)	(219,497)	(201,820)	(661,583)	(571,587)

Total	$91,631	$12,677	$(96,661)	$565,788

(1)	Includes the impact of:

• increased shipments of Cerezyme for the three months ended September 30, 2010; and

• supply constraints for Cerezyme and Fabrazyme for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

(2)	On May 29, 2009, we acquired the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer. As of that date, we ceased recognizing research and development revenue for Bayer’s reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs for alemtuzumab for MS that will be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Income (loss) before income taxes for our Hematology and Oncology and Multiple Sclerosis reporting segments includes the following contingent consideration expenses (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Contingent consideration expenses:
Hematology and Oncology	$1,661	$14,157	$(11,413)	$18,487
Multiple Sclerosis	(4,795)	14,040	80,849	18,800

Total contingent consideration expenses	$(3,134)	$28,197	$69,436	$37,287

In addition, income (loss) before income taxes for our Multiple Sclerosis reporting segment includes a gain on acquisition of business of $24.2 million for the nine months ended September 30, 2009 for which there were no comparable amounts in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

(3)	Includes a charge of $175.0 million recorded to SG&A for the nine months ended September 30, 2010 for the upfront disgorgement of past profits provided for in the consent decree we entered into with the FDA. For more information about the consent decree, see Note 14., “Commitments and Contingencies,” to these consolidated financial statements.

(4)	Excludes the results for our genetic testing and diagnostic products business units which have met the criteria for discontinued operations and, accordingly, are included in discontinued operations for all periods presented.

(5)	Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, our stock-based compensation expenses for our continuing operations, as well as net gains (losses) on our investments in equity securities, investment income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

Segment Assets

We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30,	December 31,
	2010	2009

Segment Assets(1):
Personalized Genetic Health(2,3)	$1,856,507	$1,987,916
Renal and Endocrinology	1,282,564	1,283,731
Biosurgery	522,029	509,064
Hematology and Oncology	1,398,140	1,406,684
Multiple Sclerosis	951,372	956,448
Other(1)	442,250	444,406
Corporate(3,4)	3,966,259	3,472,475

Total	$10,419,121	$10,060,724

(1)	Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill. Assets for Other includes the assets of our genetic testing, diagnostic products and pharmaceutical intermediates business units, all of which have met the held for sale criteria. As a result, we now report the assets for these three business units under the captions “assets held for sale” and “assets held for sale-noncurrent” in our consolidated balance sheets.

(2)	For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to our consolidation of the results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheet.

(3)	As of September 30, 2010, reflects the re-allocation of plant and equipment (and associated accumulated depreciation) from Corporate to PGH based on changes in how we review our business.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

(4)	Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment. Segment assets for Corporate consist of the following (amounts in thousands):

	September 30,	December 31,
	2010	2009

Cash, cash equivalents, short- and long-term investments in debt securities	$1,166,511	$1,049,700
Deferred tax assets, net	775,425	555,242
Property, plant & equipment, net	1,560,813	1,344,664
Investments in equity securities	64,961	74,438
Other	398,549	448,431

Total	$3,966,259	$3,472,475

17.	Supplemental Guarantor Information

Our payment obligations under our 2015 and 2020 Senior Notes (see Note 12., “Long-Term Debt” to these consolidated financial statements) are guaranteed by our wholly-owned subsidiary, Genzyme Therapeutic Products Limited Partnership, which we refer to as our Guarantor Subsidiary. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Genzyme Corporation (Parent), our Guarantor Subsidiary (which is 100% owned by the Parent) and our Non-Guarantor Subsidiaries.

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Operations for the Three Months Ended September 30, 2010
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Revenues:
Net product sales	$604,776	$14	$386,757	$—	$991,547
Net service sales	7,734	—	1,874	—	9,608
Research and development revenue	335	—	310	—	645

Total revenues	612,845	14	388,941	—	1,001,800

Operating costs and expenses:
Cost of products sold	226,569	22,147	53,150	—	301,866
Cost of services sold	5,591	—	1,816	—	7,407
Selling, general and administrative	54,687	151,206	131,990	—	337,883
Research and development	129,973	28,587	48,491	—	207,051
Amortization of intangibles	48,159	—	13,602	—	61,761
Contingent consideration expense	12,838	—	(15,972)	—	(3,134)

Total operating costs and expenses	477,817	201,940	233,077	—	912,834

Operating income (loss)	135,028	(201,926)	155,864	—	88,966

Other income (expenses):
Equity in loss of equity method investments	(643)	—	—	—	(643)
Gains on investments in equity securities, net	4,648	—	—	—	4,648
Other	(906)	—	521	—	(385)
Inter-subsidiary income (expense)	(30,232)	77,366	(47,134)	—	—
Investment income	261	1,670	472	—	2,403
Interest expense	(4,808)	—	1,450	—	(3,358)

Total other income (expenses)	(31,680)	79,036	(44,691)	—	2,665

Income (loss) from continuing operations before income taxes	103,348	(122,890)	111,173	—	91,631
Benefit from (provision for) income taxes	(31,735)	44,151	(29,801)	—	(17,385)

Income (loss) from continuing operations, net of tax	71,613	(78,739)	81,372	—	74,246
Income (loss) from discontinued operations, net of tax	(7,190)	(6)	1,904	—	(5,292)
Income from subsidiaries	4,531	—	—	(4,531)	—

Net income (loss)	$68,954	$(78,745)	$83,276	$(4,531)	$68,954

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Operations for the Three Months Ended September 30, 2009
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Revenues:
Net product sales	$489,115	$9	$422,770	$—	$911,894
Net service sales	8,774	—	1,706	—	10,480
Research and development revenue	1,302	—	90	—	1,392

Total revenues	499,191	9	424,566	—	923,766

Operating costs and expenses:
Cost of products sold	215,939	5,613	50,414	—	271,966
Cost of services sold	3,337	—	4,579	—	7,916
Selling, general and administrative	205,058	363	118,092	—	323,513
Research and development	137,376	28,632	49,917	—	215,925
Amortization of intangibles	49,787	—	18,291	—	68,078
Contingent consideration expense	17,633	—	10,564	—	28,197

Total operating costs and expenses	629,130	34,608	251,857	—	915,595

Operating income (loss)	(129,939)	(34,599)	172,709	—	8,171

Other income (expenses):
Gains (losses) on investments in equity securities, net	(651)	—	—	—	(651)
Other	805	—	(191)	—	614
Inter-subsidiary income (expense)	(21,000)	135,046	(114,046)	—	—
Investment income	524	3,579	440	—	4,543
Interest expense	(2,479)	—	2,479	—	—

Total other income (expenses)	(22,801)	138,625	(111,318)	—	4,506

Income (loss) from continuing operations before income taxes	(152,740)	104,026	61,391	—	12,677
Benefit from (provision for) income taxes	60,259	(37,197)	(22,097)	—	965

Income (loss) from continuing operations, net of tax	(92,481)	66,829	39,294	—	13,642
Income from discontinued operations, net of tax	1,038	—	1,315	—	2,353
Income from subsidiaries	107,438	—	—	(107,438)	—

Net income (loss)	$15,995	$66,829	$40,609	$(107,438)	$15,995

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Operations for the Nine Months Ended September 30, 2010
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Revenues:
Net product sales	$1,648,428	$53	$1,213,698	$—	$2,862,179
Net service sales	26,560	—	5,610	—	32,170
Research and development revenue	1,940	—	566	—	2,506

Total revenues	1,676,928	53	1,219,874	—	2,896,855

Operating costs and expenses:
Cost of products sold	573,241	3,895	256,823	—	833,959
Cost of services sold	15,501	—	7,014	—	22,515
Selling, general and administrative	636,247	153,317	414,354	—	1,203,918
Research and development	429,786	73,759	141,642	—	645,187
Amortization of intangibles	149,426	—	44,901	—	194,327
Contingent consideration expense	(79,893)	—	149,329	—	69,436

Total operating costs and expenses	1,724,308	230,971	1,014,063	—	2,969,342

Operating income (loss)	(47,380)	(230,918)	205,811	—	(72,487)

Other income (expenses):
Equity in loss of equity method investments	(2,210)	—	—	—	(2,210)
Losses on investments in equity securities, net	(26,750)	—	—		(26,750)
Other	(2,725)	—	2,082	—	(643)
Inter-subsidiary income (expense)	(24,954)	300,475	(275,521)	—	—
Investment income	595	6,987	1,205	—	8,787
Interest expense	(7,336)	—	3,978	—	(3,358)

Total other income (expenses)	(63,380)	307,462	(268,256)	—	(24,174)

Income (loss) from continuing operations before income taxes	(110,760)	76,544	(62,445)	—	(96,661)
Benefit from (provision for) income taxes	70,179	(41,456)	29,770	—	58,493

Income (loss) from continuing operations, net of tax	(40,581)	35,088	(32,675)	—	(38,168)
Income (loss) from discontinued operations, net of tax	(13,048)	(6)	1,455	—	(11,599)
Income from subsidiaries	3,862	—	—	(3,862)	—

Net income (loss)	$(49,767)	$35,082	$(31,220)	$(3,862)	$(49,767)

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Operations for the Nine Months Ended September 30, 2009
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Revenues:
Net product sales	$1,631,600	$11	$1,355,817	$—	$2,987,428
Net service sales	27,346	—	5,312	—	32,658
Research and development revenue	18,441	—	471	—	18,912

Total revenues	1,677,387	11	1,361,600	—	3,038,998

Operating costs and expenses:
Cost of products sold	654,739	(174,635)	272,267	—	752,371
Cost of services sold	8,641	—	13,200	—	21,841
Selling, general and administrative	566,242	1,376	336,406	—	904,024
Research and development	407,047	70,992	130,896	—	608,935
Amortization of intangibles	145,831	—	37,439	—	183,270
Contingent consideration expense	23,629	—	13,658	—	37,287

Total operating costs and expenses	1,806,129	(102,267)	803,866	—	2,507,728

Operating income (loss)	(128,742)	102,278	557,734	—	531,270

Other income (expenses):
Losses on investments in equity securities, net	(1,332)	—	—	—	(1,332)
Gain on acquisition of business	23,068	—	1,091	—	24,159
Other	388	—	(2,735)	—	(2,347)
Inter-subsidiary income (expense)	(32,222)	406,365	(374,143)	—	—
Investment income	2,247	10,507	1,284	—	14,038
Interest expense	(7,282)	—	7,282	—	—

Total other income (expenses)	(15,133)	416,872	(367,221)	—	34,518

Income (loss) from continuing operations before income taxes	(143,875)	519,150	190,513	—	565,788
Benefit from (provision for) income taxes	70,935	(175,877)	(55,363)	—	(160,305)

Income (loss) from continuing operations, net of tax	(72,940)	343,273	135,150	—	405,483
Income (loss) from discontinued operations, net of tax	(12,231)	—	5,803	—	(6,428)
Income from subsidiaries	484,226	—	—	(484,226)	—

Net income (loss)	$399,055	$343,273	$140,953	$(484,226)	$399,055

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet as of September 30, 2010
(Unaudited, amounts in thousands, except par value amounts)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$396,570	$52,068	$450,527	$—	$899,165
Short-term investments	—	101,961	—	—	101,961
Accounts receivable, net	435,279	(11)	499,926	—	935,194
Inventories	210,147	84,241	302,342	—	596,730
Assets held for sale	94,230	—	54,516	—	148,746
Other current assets	50,298	(376)	174,475	—	224,397
Intercompany accounts and notes receivable	202,946	60,940	542,083	(805,969)	—
Deferred tax assets	166,185	6,916	11,561	—	184,662

Total current assets	1,555,655	305,739	2,035,430	(805,969)	3,090,855
Property, plant and equipment, net	1,369,266	209,068	1,288,613	—	2,866,947
Long-term investments	—	165,385	—	—	165,385
Intercompany notes receivable	52,048	—	211,925	(263,973)	—
Goodwill	1,271,120	—	89,858	—	1,360,978
Other intangible assets, net	1,262,716	—	596,696	—	1,859,412
Deferred tax assets-noncurrent	539,205	(815)	52,373	—	590,763
Investment in equity securities	64,961	—	—	—	64,961
Investment in subsidiaries	2,757,255	—	—	(2,757,255)	—
Assets held for sale-noncurrent	216,557	—	76,947	—	293,504
Other noncurrent assets	66,990	—	59,326	—	126,316

Total assets	$9,155,773	$679,377	$4,411,138	$(3,827,197)	$10,419,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,733	$296	$82,021	$—	$172,050
Accrued expenses	380,783	(3,931)	589,751	—	966,603
Intercompany accounts and notes payable	48,161	(85,726)	843,534	(805,969)	—
Deferred revenue	26,297	—	12,570	—	38,867
Current portion of contingent consideration obligations	79,540	—	83,323	—	162,863
Current portion of long-term debt and capital lease obligations	7,350	—	70	—	7,420
Liabilities held for sale	54,013	52	9,528	—	63,593

Total current liabilities	685,877	(89,309)	1,620,797	(805,969)	1,411,396
Long-term debt and capital lease obligations	1,100,738	—	39	—	1,100,777
Long-term debt intercompany	—	—	263,973	(263,973)	—
Deferred revenue-noncurrent	21,616	—	27	—	21,643
Long-term contingent consideration obligations	326,913	—	476,587	—	803,500
Other noncurrent liabilities	19,392	17,250	43,926	—	80,568

Total liabilities	2,154,536	(72,059)	2,405,349	(1,069,942)	3,417,884

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	2,573	—	—	—	2,573
Additional paid-in capital	5,354,075	—	—	—	5,354,075
Share purchase contract	(200,000)	—	—	—	(200,000)
Accumulated earnings	1,620,329	—	—	—	1,620,329
Accumulated other comprehensive income	224,260	—	—	—	224,260

Total stockholders’ equity	7,001,237	—	—	—	7,001,237
Subsidiary equity	—	751,436	2,005,819	(2,757,255)	—

Total liabilities and stockholders’ equity:	$9,155,773	$679,377	$4,411,168	$(3,827,197)	$10,419,121

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet as of December 31, 2009
(Unaudited, amounts in thousands, except par value amounts)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$358,759	$103,119	$280,368	$—		$742,246
Short-term investments	11,649	151,981	—	—		163,630
Accounts receivable, net	310,731	—	482,825	—		793,556
Inventories	226,730	76,205	246,358	—		549,293
Assets held for sale	120,967	—	49,400	—		170,367
Other current assets	112,614	251	92,419	—		205,284
Intercompany accounts and notes receivable	—	798,907	272,166	(1,071,073)		—
Deferred tax assets	169,615	3,486	5,326	—		178,427

Total current assets	1,311,065	1,133,949	1,428,862	(1,071,073)		2,802,803
Property, plant and equipment, net	1,147,549	189,320	1,290,362	—		2,627,231
Long-term investments	11,668	132,156	—	—		143,824
Intercompany notes receivable	207,891	25	200,407	(408,323)		—
Goodwill	1,271,120	—	89,858	—		1,360,978
Other intangible assets, net	1,746,607	—	517,541	—		2,264,148
Deferred tax assets–noncurrent	372,408	—	4,407	—		376,815
Investment in equity securities	74,438	—	—	—		74,438
Investment in subsidiaries	4,264,074	—	—	(4,264,074)		—
Assets held for sale–noncurrent	192,762	—	81,277	—		274,039
Other noncurrent assets	91,412	—	45,036	—	136,448 $

Total assets	$10,690,995	$1,455,450	$3,657,749	$(5,743,470)		$10,060,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,807	$—	$131,073	$—		$174,880
Accrued expenses	447,099	9,603	201,131	—		657,833
Intercompany accounts and notes payable	1,408,904	(323,590)	(14,241)	(1,071,073)		—
Deferred revenue	13,736	—	10,194	—		23,930
Current portion of contingent consideration obligations	69,037	—	92,328	—		161,365
Current portion of long-term debt and capital lease obligations	6,874	—	42	—		6,916
Liabilities held for sale	62,688	—	(7,482)	—		55,206

Total current liabilities	2,052,145	(313,987)	413,045	(1,071,073)		1,080,130
Long-term debt and capital lease obligations	111,795	—	41	—		111,836
Long-term debt intercompany	—	144,382	263,941	(408,323)		—
Deferred revenue–noncurrent	13,356	—	29	—		13,385
Long-term contingent consideration obligations	582,050	—	271,821	—		853,871
Liabilities held for sale–noncurrent	4,598	—	—	—		4,598
Other noncurrent liabilities	243,399	21,798	48,055	—		313,252

Total liabilities	3,007,343	(147,807)	996,932	(1,479,396)		2,377,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—		—
Common stock, $0.01 par value	2,657	—	—	—		2,657
Additional paid-in capital	5,688,741	—	—	—		5,688,741
Accumulated earnings	1,670,096	—	—	—		1,670,096
Accumulated other comprehensive income	322,158	—	—	—		322,158

Total stockholders’ equity	7,683,652	—	—	—		7,683,652
Subsidiary equity		1,603,257	2,660,817	(4,264,074)		—

Total liabilities and stockholders’ equity:	$10,690,995	$1,455,450	$3,657,749	$(5,743,470)		$10,060,724

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2010
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities:
Net income (loss)	$(49,767)	$35,082	$(31,220)	$(3,862)	$(49,767)
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	255,855	—	115,155	—	371,010
Stock-based compensation	118,589	—	23,465	—	142,054
Provision for bad debts	16,315	—	180	—	16,495
Contingent consideration expense	(79,893)	—	149,329	—	69,436
Equity in loss of equity method investments	2,210	—	—	—	2,210
Intercompany	639,261	(149,412)	(491,488)	1,639	—
Losses on investments in equity securities, net	26,750	—	—	—	26,750
Deferred income tax benefit	(72,581)	—	(22,969)	—	(95,550)
Tax benefit from employee stock-based compensation	47,982	—	—	—	47,982
Excess tax benefit from stock-based compensation	15,481	—	—	—	15,481
Other	28,885	—	(24,744)	—	4,141
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(68,337)	11	(94,292)	—	(162,618)
Inventories	65,158	(8,036)	(118,928)	—	(61,806)
Other current assets	(19,317)	627	(59,072)	—	(77,762)
Accounts payable, accrued expenses and deferred revenue	(673,591)	43,867	945,614	—	315,890

Cash flows from operating activities	253,000	(77,861)	391,030	(2,223)	563,946

Cash Flows from Investing Activities:
Purchases of investments	—	(305,784)	—	—	(305,784)
Sales and maturities of investments	685	340,404	—	—	341,089
Purchases of equity securities	(4,724)	—	—	—	(4,724)
Proceeds from sales of investments in equity securities	14,208	—	—	—	14,208
Purchases of property, plant and equipment	(371,082)	(1,163)	(125,687)	—	(497,932)
Investments in equity method investment	(2,915)	—	—	—	(2,915)
Purchases of other intangible assets	(6,166)	—	(174)	—	(6,340)
Other	(1,809)	—	(7,632)	—	(9,441)

Cash flows from investing activities	(371,803)	33,457	(133,493)	—	(471,839)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	274,469	—	—	—	274,469
Repurchases of our common stock	(800,000)	—	—	—	(800,000)
Payments under shares purchase contract	(200,000)	—	—	—	(200,000)
Excess tax benefit from stock-based compensation	(15,481)	—	—	—	(15,481)
Proceeds from issuance of debt, net	994,368	—	—	—	994,368
Payments of debt and capital lease obligations	(6,245)	—	—	—	(6,245)
Decrease in bank overdrafts	(43,373)	—	—	—	(43,373)
Payment of contingent consideration obligation	(28,027)	—	(72,141)	—	(100,168)
Other	3,695	(6,647)	669	—	(2,283)

Cash flows from financing activities	179,406	(6,647)	(71,472)	—	101,287

Effect of exchange rate changes on cash	(22,792)	—	(15,906)	2,223	(36,475)

Increase (decrease) in cash and cash equivalents	37,811	(51,051)	170,159	—	156,919
Cash and cash equivalents at beginning of period	358,759	103,119	280,368	—	742,246

Cash and cash equivalents at end of period	$396,570	$52,068	$450,527	$—	$899,165

GENZYME CORPORATION AND SUBSIDIARIES

Notes to Unaudited, Consolidated Financial Statements — (Continued)

Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2009
(Unaudited, amounts in thousands)

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities:
Net income (loss)	$399,055	$343,273	$140,953	$(484,226)	$399,055
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	236,295	1,103	91,961	—	329,359
Stock-based compensation	156,141	—	—	—	156,141
Provision for bad debts	14,177	—	523	—	14,700
Contingent consideration expense	23,629	—	13,658	—	37,287
Intercompany	36,777	(344,151)	(163,875)	471,249	—
Gain on acquisition of business	(23,068)	—	(1,091)	—	(24,159)
Losses on investments in equity securities, net	1,332	—	—	—	1,332
Deferred income tax benefit	(35,971)	—	(38,978)		(74,949)
Tax benefit from employee stock-based compensation	10,956	—	—	—	10,956
Excess tax benefit from stock-based compensation	(3,309)	—	—	—	(3,309)
Other	12,241	(9,400)	5,676	—	8,517
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	9,782	10	43,252	—	53,044
Inventories	39,633	(961)	(18,133)	—	20,539
Other current assets	3,822	370	(16,493)	—	(12,301)
Accounts payable, accrued expenses and deferred revenue	(97,186)	15,994	121,561	—	40,369

Cash flows from operating activities	784,306	6,238	179,014	(12,977)	956,581

Cash Flows from Investing Activities:
Purchases of investments	—	(244,101)	(107)	—	(244,208)
Sales and maturities of investments	—	336,918	—	—	336,918
Purchases of equity securities	(7,548)	—	—	—	(7,548)
Proceeds from sales of investments in equity securities	2,365	—	—	—	2,365
Purchases of property, plant and equipment	(249,507)	(44,802)	(186,127)	—	(480,436)
Acquisitions	(27,867)	—	(29,371)	—	(57,238)
Purchases of other intangible assets	(29,838)	—	—	—	(29,838)
Other	(4,509)	—	(2,587)	—	(7,096)

Cash flows from investing activities	(316,904)	48,015	(218,192)	—	(487,081)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	76,125	—	—	—	76,125
Repurchases of our common stock	(413,874)	—	—	—	(413,874)
Excess tax benefit from stock-based compensation	3,309	—	—	—	3,309
Payments of debt and capital lease obligations	(5,922)	—	14	—	(5,908)
Decrease in bank overdrafts	(17,552)	—	—	—	(17,552)
Other	(1,679)	559	(4,117)	—	(5,237)

Cash flows from financing activities	(359,593)	559	(4,103)	—	(363,137)

Effect of exchange rate changes on cash	(11,788)	(2,098)	1,999	12,977	1,090

Increase (decrease) in cash and cash equivalents	96,021	52,714	(41,282)	—	107,453
Cash and cash equivalents at beginning of period	330,277	11,647	230,182	—	572,106

Cash and cash equivalents at end of period	$426,298	$64,361	$188,900	$—	$679,559

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF GENZYME CORPORATION AND SUBSIDIARIES’ FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under the heading “Risk Factors” below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward looking statements under “Note Regarding Forward-Looking Statements” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Note: All references to increases or decreases for the three months ended September 30, 2010 are as compared to the three months ended September 30, 2009. All references to increases or decreases for the nine months ended September 30, 2010 are as compared to the nine months ended September 30, 2009, unless otherwise noted.

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

Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our business units among our segments and adopted new names for certain of our reporting segments. Specifically:

•	our former Genetic Diseases reporting segment is now referred to as “Personalized Genetic Health,” or “PGH,” and now includes our cardiovascular business unit, which previously was reported under the caption “Cardiometabolic and Renal,” and our Welchol product line, which previously was reported as part of our pharmaceutical intermediates business unit under the caption “Other;”

•	our former Cardiometabolic and Renal reporting segment is now referred to as “Renal and Endocrinology” and now includes the assets that formerly comprised our immune-mediated diseases business unit, which previously was reported under the caption “Other,” but no longer includes our cardiovascular business unit; and

•	our former Hematologic Oncology segment is now referred to as “Hematology and Oncology” and now includes our transplant business unit, which previously was reported under the caption “Other,” but no longer includes our multiple sclerosis business unit, which is now reported as a separate reporting segment called “Multiple Sclerosis.”

We report the activities of the following business units under the caption “Other”: our genetic testing business unit, which provides testing services for the oncology, prenatal and reproductive markets; and our diagnostic products and pharmaceutical intermediates business units. These operating segments did not meet the quantitative threshold for separate segment reporting.

We report our corporate, general and administrative operations and corporate science activities under the caption “Corporate.”

We have revised our 2009 segment disclosures to conform to our 2010 presentation.

On September 13, 2010, we entered into an agreement with Laboratory Corporation of America Holdings, or Labcorp, to sell our genetic testing business unit to Labcorp for $925.0 million in cash, subject to a working capital adjustment. Completion of the transaction is subject to customary closing conditions, including expiration or termination of an applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to occur in the fourth quarter of 2010. The sale is part of our plan announced in May 2010 to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. Transactions for our diagnostic products and pharmaceutical intermediates business units are targeted for the end of 2010. Our financial results exclude our genetic testing and diagnostic products business units, which are reflected as discontinued operations in our consolidated financial statements for all periods presented in this report. Our genetic testing business unit had revenue of approximately $371 million for the year ended December 31, 2009 and approximately $274 million for the nine months ended September 30, 2010. Our diagnostic products business unit had revenue of approximately $167 million for the year ended December 31, 2009 and approximately $112 million for the nine months ended September 30, 2010. Revenue from our pharmaceutical intermediates business unit for the same periods was significantly less in comparison.

As previously disclosed, on July 29, 2010, we received a letter from Sanofi containing an unsolicited, non-binding proposal to acquire all of our outstanding shares of common stock for $69.00 per share in cash. Our board of directors evaluated the proposal and unanimously rejected it on August 11, 2010. On August 24, 2010, our financial advisors met with Sanofi’s financial advisors and provided certain non-public information relating to our business operations and projected financial results. On August 29, 2010, we received a second letter from Sanofi that contained a proposal identical to the one in its July 29, 2010 letter. This proposal was again evaluated and unanimously rejected by our board of directors. On October 4, 2010, Sanofi commenced an unsolicited tender offer for all of our outstanding shares of common stock for $69.00 per share in cash. Also on October 4, 2010, our board of directors urged shareholders to take no action with respect to the tender offer. Our board announced that it intended to take a formal position within 10 business days of the commencement of the tender offer. On October 7, 2010, our board voted unanimously to reject the unsolicited tender offer and further recommended that our shareholders not tender their shares to Sanofi pursuant to the tender offer. The full basis for our board’s recommendation was set forth in a Solicitation/Recommendation Statement on Schedule 14D-9, which was filed with the SEC on October 7, 2010. On October 22, 2010, we announced that our board had authorized our advisors and management to explore and evaluate alternatives for us and our assets. These efforts are intended to assist our board of directors in being fully informed about our value and are not authorization of a process to sell Genzyme or any of our assets.

On November 4, 2010, we implemented the first phase of a workforce reduction plan pursuant to which we expect to eliminate a total of 1,000 positions by the end of 2011. The first phase will eliminate 392 positions, including both filled and unfilled positions, across various functions and locations. Employees whose positions are eliminated in the first phase were notified beginning on November 4, 2010. In the United States, affected employees are being offered severance packages, including severance payments, temporary healthcare coverage assistance and outplacement services. Similar packages will be offered to affected employees outside of the United States in accordance with local laws. In connection with the elimination of filled positions in the first phase of the workforce reduction plan, we estimate incurring total charges of $24 million to $27 million, primarily for one-time severance benefits and facilities-related costs. These charges are expected to occur in the fourth quarter of 2010. The 1,000 positions expected to be eliminated exclude positions within our genetic testing business unit, for which we have entered into an agreement to sell, and positions within our diagnostic products and pharmaceutical intermediates business units, for which similar transactions are targeted by the end of 2010. The workforce reduction plan is being implemented to reduce costs and increase efficiencies as part of a larger plan to increase shareholder value announced in May 2010.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our critical accounting policies and significant judgments and estimates are set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in Part II., Item 7. to our 2009 Form 10-K. Excluding the addition of our policy for PSUs to our stock-based compensation policy, there have been no significant changes to our critical accounting policies or significant judgments and estimates since December 31, 2009. Additional information regarding our provisions and estimates for our product sales allowances, sales allowance reserves and accruals, and distributor fees and our revised stock-based compensation policy are included below.

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

We record product sales net of the following significant categories of product sales allowances:

•	Contractual adjustments — We offer chargebacks and contractual discounts and rebates, which we collectively refer to as contractual adjustments, to certain private institutions and various government agencies in both the United States and international markets. We record chargebacks and contractual discounts as allowances against accounts receivable in our consolidated balance sheets. We account for rebates by establishing an accrual for the amounts payable by us to these agencies and institutions, which is included in accrued liabilities in our consolidated balance sheets. We estimate the allowances and accruals for our contractual adjustments based on historical experience and current contract prices, using both internal data as well as information obtained from external sources, such as independent market research agencies and data from wholesalers. We continually monitor the adequacy of these estimates and adjust the allowances and accruals periodically throughout each quarter to reflect our actual experience. In evaluating these allowances and accruals, we consider several factors, including significant changes in the sales performance of our products subject to contractual adjustments, inventory in the distribution channel, changes in U.S. and foreign healthcare legislation impacting rebate or allowance rates, changes in contractual discount rates and the estimated lag time between a sale and payment of the corresponding rebate;

•	Discounts — In some countries, we offer cash discounts for certain products as an incentive for prompt payment, which are generally a stated percentage off the sales price. We account for cash discounts by reducing accounts receivable by the full amounts of the discounts. We consider payment performance and adjust the accrual to reflect actual experience; and

•	Sales returns — We record allowances for product returns at the time product sales are recorded. The product returns reserve is estimated based on the returns policies for our individual products and our experience of returns for each of our products. We also consider the product’s lifecycle and possible competition pending, including generic products. If the price of a product changes or if the history of product returns changes, the reserve is adjusted accordingly. We determine our estimates of the sales return accrual for new products primarily based on the historical sales returns experience of similar products, or those within the same or similar therapeutic category.

Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Product sales allowances:
Contractual adjustments	$211,790	$159,281	$52,509	33%	$611,815	$442,863	$168,952	38%
Discounts	7,628	6,628	1,000	15%	22,132	19,668	2,464	13%
Sales returns	3,749	7,019	(3,270)	(47)%	19,005	22,917	(3,912)	(17)%

Total product sales allowances	$223,167	$172,928	$50,239	29%	$652,952	$485,448	$167,504	35%

Total gross product sales	$1,214,714	$1,084,822	$129,892	12%	$3,515,131	$3,472,876	$42,255	1%

Total product sales allowances as a percent of total gross product sales	18%	16%			19%	14%

Total product sales allowances increased for both the three and nine months ended September 30, 2010, primarily due to:

•	increased contractual adjustments totaling $38.8 million for the three months and $115.9 million for the nine months for our Renal and Endocrinology reporting segment, and $12.5 million for the three months and $42.7 million for the nine months for our Biosurgery reporting segment;

•	$3.6 million for the three months and $30.1 million for the nine months of increased product sales allowances for our Hematology and Oncology reporting segment primarily due to contractual adjustments related to sales of Campath, Fludara and Leukine, which we acquired from Bayer in May 2009; and

•	changes in our overall product mix.

These increases were offset, in part, by decreases of $7.4 million for the three months and $27.7 million for the nine months in the aggregate product sales allowances for Cerezyme and Fabrazyme as a result of supply constraints.

Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased approximately 28% to approximately $299 million as of September 30, 2010, as compared to approximately $234 million as of December 31, 2009, primarily due to increased contractual adjustments for our Renal and Endocrinology reporting segment and changes in the timing of certain payments. Our actual results have not differed materially from amounts recorded. The annual variation has been less than 0.5% of total product sales for the last three years.

Accounts Receivable Related to Sales in Greece

Our consolidated balance sheets include accounts receivable, net of reserves, held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece of approximately $65 million as of September 30, 2010 and approximately $57 million as of December 31, 2009. Payment of these accounts is subject to significant delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities ranging from one to three years. We recorded a charge of $7.2 million to bad debt expense, a component of SG&A in our consolidated statements of operations for the second quarter of 2010 to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 10% risk adjusted discount rate.

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

Healthcare Reform Legislation

In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

•	an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs and an increase from 15.1% to 17.1% for drugs that are approved exclusively for pediatric patients;

•	the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

•	the expansion of the 340(B) PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals and healthcare centers (this provision, however, does not apply to orphan drugs); and

•	a requirement that the Medicaid rebate for a drug that is a “line extension” of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

Effective October 1, 2010, the new legislation re-defines the Medicaid AMP such that the AMP is calculated differently for our oral drugs and our injected/infused drugs, and such that Medicaid rebates are expected to increase for our oral drugs, Renagel, Renvela and oral Hectorol, and our product Leukine, but be insignificantly impacted for our other products.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole”. Also beginning in 2011, we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid and VA, DOD and TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation. The related fees will be recorded as SG&A. The aggregated industry wide fee is expected to total approximately $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Beginning in 2013, a 2.3% excise tax will be imposed on sales of all medical devices except retail purchases by the public intended for individual use.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented. Although we are still assessing the full extent that the U.S. healthcare reform legislation may have on our business, we currently estimate that our revenues in the United States will be adversely impacted by less than approximately $10 million to $12 million in 2010, with approximately 30% occurring in the third quarter of 2010 and the balance expected in the fourth quarter of 2010 and by approximately $35 million to $40 million in 2011.

We expect that the U.S. Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. In addition, we anticipate seeing continued efforts to reduce healthcare costs in many other countries outside the United States. For example, in September, the Greek health ministry issued new prices for most non-orphan medicinal products based on the average of the three lowest prices in the European Union, and may expand this policy to orphan products. As another example, the German government has enacted legislation, effective August 2010, that among other things, increases mandatory discounts from 6% to 16% on non-orphan drugs and freezes August 2009 pricing levels through the end of 2013. We expect that our revenues would be negatively impacted if these or similar cost-saving measures are adopted by other countries facing budget constraints.

Distributor Fees

Cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, is appropriately characterized as a reduction in revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

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

We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$7,347	$4,987	$2,360	47%	$19,919	$17,144	$2,775	16%
Charged to SG&A	1,020	3,371	(2,351)	(70)%	5,913	10,400	(4,487)	(43)%

Total distributor fees	$8,367	$8,358	$9	—	$25,832	$27,544	$(1,712)	(6)%

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

REVENUES

The components of our total revenues are described in the following table (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Product revenue	$991,547	$911,894	$79,653	9%	$2,862,179	$2,987,428	$(125,249)	(4)%
Service revenue	9,608	10,480	(872)	(8)%	32,170	32,658	(488)	(1)%

Total product and service revenue	1,001,155	$922,374	78,781	9%	2,894,349	3,020,086	(125,737)	(4)%
Research and development revenue	645	1,392	(747)	(54)%	2,506	18,912	(16,406)	(87)%

Total revenues	$1,001,800	$923,766	$78,034	8%	$2,896,855	$3,038,998	$(142,143)	(5)%

Product Revenue

The following table sets forth by reporting segment the products from which we derive revenues, and their related indications:

Reporting Segments	Products	Approved Indications

Personalized Genetic Health	Cerezyme	Gaucher disease
	Fabrazyme	Fabry disease
	Myozyme/Lumizyme	Pompe disease
	Aldurazyme	MPS I
	Elaprase	MPS II
	Royalties earned on sales of and product sales of Welchol	Reduction of LDL in patients with hypercholesterolemia
	Cholestagel	Reduction of LDL in patients with hypercholesterolemia
Renal and Endocrinology	Renagel/Renvela and bulk sevelamer	Control of serum phosphorus in patients with chronic kidney disease, or CKD, on dialysis and in Europe in CKD patients both on and not on dialysis with serum phosphorus above a certain level
	Hectorol	Secondary hyperparathyroidism in CKD patients
	Thyrogen	An adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer and an adjunctive therapy in the ablation of remnant thyroid tissue in patients that have undergone thyroid removal
Biosurgery	Synvisc/Synvisc-One/Jonexa	Treatment of pain associated with osteoarthritis
	Sepra products	Prevention of adhesions following various surgical procedures in the abdomen and pelvis
Hematology and Oncology	Mozobil	Mobilization of hematopoietic stem cells

Reporting Segments	Products	Approved Indications

	Thymoglobulin	Immunosuppression of certain types of cells responsible for organ rejection in transplant patients and treatment of aplastic anemia
	Clolar	Relapsed and refractory pediatric ALL
	Campath	Chronic lymphocytic leukemia
	Fludara	Leukemia and lymphoma
	Leukine	Reduction of the incidence of severe and life-threatening infections in older adult patients with acute myelogenous leukemia following chemotherapy and certain other uses
Other	Pharmaceutical intermediates products	Pharmaceutical intermediates

The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Personalized Genetic Health	$404,151	$369,873	$34,278	9%	$1,147,152	$1,501,481	$(354,329)	(24)%
Renal and Endocrinology	270,297	260,262	10,035	4%	780,783	749,986	30,797	4%
Biosurgery	147,140	134,557	12,583	9%	425,208	370,798	54,410	15%
Hematology and Oncology	167,295	143,586	23,709	17%	500,076	341,076	159,000	47%
Other product revenue	2,664	3,616	(952)	(26)%	8,960	24,087	(15,127)	(63)%

Total product revenue	$991,547	$911,894	$79,653	9%	$2,862,179	$2,987,428	$(125,249)	(4)%

Personalized Genetic Health

Regulatory and Manufacturing

FDA Consent Decree

On May 24, 2010, we entered into a consent decree with the FDA relating to our Allston, Massachusetts manufacturing facility, which we refer to as our Allston facility. Under the terms of the consent decree, we will pay an upfront disgorgement of past profits of $175.0 million. Conditioned upon our compliance with the terms of the consent decree, we may continue to ship Cerezyme and Fabrazyme, which are manufactured, filled and finished at the facility, as well as Thyrogen, which is filled and finished at the facility. In the United States, Thyrogen that is filled and finished at our Allston facility will only be distributed based on medical necessity, in accordance with FDA criteria. The consent decree requires us to move our fill-finish operations out of our Allston facility for Thyrogen sold within the United States by November 22, 2010 and for Fabrazyme sold within the United States by November 24, 2010. We must move our fill-finish operations for all products sold outside of the United States by August 31, 2011. If we are not able to meet these deadlines, the FDA can require us to disgorge 18.5% of the revenue from the sale of any products that are filled and finished at our Allston facility after the applicable deadlines.

The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, Quantic, to improve quality and compliance at our Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our Allston facility for an additional five years. The consent decree is subject to, and effective upon, approval by the U.S. District Court for the District of Massachusetts. The consent decree was filed with the U.S. District Court on May 24, 2010 and we are awaiting the court’s approval.

Manufacturing and Supply of Cerezyme and Fabrazyme

In June 2009, we interrupted production of Cerezyme and Fabrazyme at our Allston facility after identifying a virus in a bioreactor used for Cerezyme production. We resumed Cerezyme shipments in the fourth quarter of 2009. In February 2010, we began shipping Cerezyme at a rate equal to 50% of estimated product demand in order to build a small inventory buffer to help us better manage delivery of the Cerezyme available. We continued shipping at 50% of estimated product demand through the second quarter of 2010, due in part to the impact of a second interruption in production in March 2010 resulting from a municipal electrical power failure that compounded issues with the facility’s water system. We increased supply of Cerezyme in the third quarter of 2010 and Cerezyme patients in the United States were able to begin to return to normal dosing levels in September. We expect Cerezyme patients on a global basis to be able to return to normal dosing during the fourth quarter of 2010.

Due to the June 2009 production interruption, low manufacturing productivity upon re-start of production and efforts to build a small inventory buffer, Fabrazyme shipments decreased in the fourth quarter of 2009 and we began shipping Fabrazyme at a rate equal to 30% of estimated product demand. We continued shipping at 30% of estimated product demand through the third quarter of 2010. We continue to work to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production in June 2009. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and EMA. The new working cell bank has completed five runs and has had 30% to 40% greater productivity than the prior working cell bank. Fabrazyme patients are beginning to be able to double their doses, starting in the United States, and we expect Fabrazyme patients on a global basis to be able to do so in the fourth quarter of 2010. We expect to be able to fully supply global Fabrazyme demand during the first half of 2011.

We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until we are able to build inventory following approval of our new Framingham, Massachusetts manufacturing facility, which is anticipated in late 2011. We anticipate conducting validation runs at the facility for Fabrazyme in the first quarter of 2011 and expect that Fabrazyme manufactured in those runs will be available for use upon the facility’s approval. We intend to transfer Fabrazyme production occurring at our Allston facility to the Framingham facility once it is approved and use the resulting available capacity at our Allston facility for additional Cerezyme production. Until we are able to build sufficient inventory levels, any additional interruptions or delays in manufacturing Cerezyme or Fabrazyme will likely impact supply of these products. In response to the FDA consent decree, we continue to transition fill-finish operations out of our Allston facility to our Waterford, Ireland facility and to Hospira, a third-party contract manufacturer. The fill-finish capacity of the Waterford facility is being expanded to accommodate the long-term growth of our PGH products, and we currently anticipate receiving approval of this new capacity in the second half of 2011.

Lumizyme

In May 2010, we received FDA approval to market Lumizyme, alglucosidase alfa produced at the 4000L scale for use in the United States. Lumizyme is the first treatment approved in the United States specifically to treat patients with late-onset Pompe disease. On August 20, 2010, we closed our Alglucosidase Alfa Temporary Access Program, or ATAP, the program we created in 2007 through which we have provided therapy free of charge to patients prior to commercial approval of Lumizyme. During the third quarter of 2010, a substantial majority of ATAP patients were transitioned to Lumizyme therapy on a commercial basis. We produce Lumizyme at our Geel facility, where we have produced Myozyme, alglucosidase alfa produced at the 4000L scale for use outside the United States, since we received approval for the 4000L scale process in Europe in February 2009. We are adding a third bioreactor at our Geel facility, for the production of Myozyme/Lumizyme produced at the 4000L scale, for which we expect to receive FDA approval in mid-2011.

Personalized Genetic Health Product Revenue

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Cerezyme	$179,781	$93,599	$86,182	92%	$497,664	$687,656	$(189,992)	(28)%
Fabrazyme	33,882	115,161	(81,279)	(71)%	126,607	371,664	(245,057)	(66)%
Myozyme/Lumizyme	106,223	85,980	20,243	24%	284,336	232,645	51,691	22%
Aldurazyme	40,766	40,331	435	1%	124,314	116,358	7,956	7%
Other Personalized Genetic Health	43,499	34,802	8,697	25%	114,231	93,158	21,073	23%

Total Personalized Genetic Health	$404,151	$369,873	$34,278	9%	$1,147,152	$1,501,481	$(354,329)	(24)%

PGH product revenue increased for the three months ended September 30, 2010 due to the increased shipments of Cerezyme in the third quarter of 2010 offset, in part, by unfavorable exchange rate fluctuations for the three months ended September 30, 2010. PGH product revenue decreased for the nine months ended September 30, 2010, primarily due to the temporary suspension of production at our Allston facility in June 2009 during a time of already low levels of inventory for Cerezyme and Fabrazyme, resulting in supply constraints for Cerezyme and Fabrazyme since that time offset, in part, by:

•	continued growth in sales volume for Aldurazyme and other PGH products, primarily Elaprase; and

•	the addition of sales of Lumizyme after it received FDA approval in May 2010.

Cerezyme and Fabrazyme

Cerezyme revenue increased for the three months ended September 30, 2010 due to the increased product supply. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, adversely impacted Cerezyme revenue by $3.7 million for the three months ended September 30, 2010. The supply constraints for Cerezyme for the nine months ended September 30, 2010 adversely impacted Cerezyme revenue by approximately $200 million for the nine months ended September 30, 2010. Exchange rate fluctuations, primarily the Euro against the U.S. dollar, positively impacted Cerezyme revenue by $2.2 million for the nine months ended September 30, 2010. Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Sales of Cerezyme as a percentage of total revenues, for all periods presented, reflect periods of supply constraints due to the production interruptions at our Allston facility in June 2009 and March 2010. Sales of Cerezyme were:

•	approximately 18% of our total revenues for the three months ended September 30, 2010, as compared to approximately 10% of our total revenues for the three months ended September 30, 2009; and

•	approximately 17% of our total revenues for the nine months ended September 30, 2010, as compared to approximately 23% of our total revenues for the nine months ended September 30, 2009.

Sales of Cerezyme as a percentage of total revenues increased for the three months ended September 30, 2010, as compared to the same period of 2009, due to increased shipments of Cerezyme during the third quarter of 2010. Sales of Cerezyme as a percentage of total revenues decreased for the nine months ended September 30,

2010, as compared to the same period of 2009, primarily due to a longer period of supply constraints for Cerezyme during the first nine months of 2010.

The supply constraints for Fabrazyme adversely impacted Fabrazyme revenue by approximately $80 million for the three months ended September 30, 2010 and by approximately $246 million for the nine months ended September 30, 2010. The weakening of foreign currencies against the U.S. dollar had no significant impact on Fabrazyme revenue for the three months ended September 30, 2010. Exchange rate fluctuations positively impacted Fabrazyme revenue by $1.9 million for the nine months ended September 30, 2010.

Under the FDA consent decree, we are required to move our fill-finish operations for Cerezyme and Fabrazyme out of our Allston facility. We continue to transition these operations to our Waterford facility and Hospira.

The Cerezyme and Fabrazyme shortages resulting from the interruption of production at our Allston facility created opportunities for our competitors and have resulted in a decrease in the number of patients using our products and a loss of our overall market share of Gaucher and Fabry patients. Cerezyme currently competes with VPRIVtm, a product made by Shire Human Genetic Therapies Inc., a business unit of Shire plc, or Shire. In addition, Protalix Biotherapeutics Ltd., or Protalix, is also currently developing, UPLYSOtm, a product candidate for the treatment of Gaucher disease. In response to the Cerezyme shortages, Shire and Protalix were allowed, prior to receiving marketing approval to offer, their therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved treatment investigational new drug application, or T-IND, protocol and to patients in the European Union and other countries through pre-approval access programs. In February 2010, Shire received marketing approval for VPRIV from the FDA and, in August 2010, it received marketing authorization for VPRIV from the European Commission. Protalix submitted a new drug application, or NDA, for UPLYSO to the FDA in December 2009 and was granted “fast track” designation and assigned a Prescription Drug User Fee Act, or PDUFA, date in February 2011. In November 2009, Protalix entered an agreement with Pfizer pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize UPLYSO. The FDA has granted orphan drug status to both Shire’s and Protalix’s therapies for the treatment of Gaucher disease. Fabrazyme currently competes with Replagal, a product marketed by Shire, outside the United States. In the United States, Replagal is available under a T-IND approved by the FDA in December 2009. In June 2010, Shire closed enrollment in the T-IND and announced that it will continue to support a limited number of emergency new drug requests. In August 2010, Shire reported that it had withdrawn its biologics license application, or BLA, for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” designation, to consider updating it with additional clinical data.

Some Gaucher and Fabry patients have switched to our competitors’ therapies as a result of Cerezyme and Fabrazyme shortages. Until we can increase production, there may be additional patients that switch to competing products due to continued limited availability of our products. In April 2010, the EMA advised healthcare providers to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. In July 2010, the EMA issued a temporary recommendation to healthcare providers that new Fabry disease patients be treated with Replagal as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. We also have encouraged patients to switch to competitors’ products during the period of supply constraints. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraints present the risk that physicians and patients will not resume prior treatment or dosage levels after the supply constraints have ended. Our revenues from the sale of Cerezyme and Fabrazyme may be negatively impacted by patients switching to our competitors’ therapies and by long-term adoption by patients of lower treatment or dosage levels.

Myozyme/Lumizyme

Myozyme/Lumizyme revenue increased for the three and nine months ended September 30, 2010, due to increased patient identification outside of the United States following the European approval in February 2009 and the launch of Lumizyme in the United States in May 2010. We implemented a price increase for

Myozyme as of June 1, 2010 which had no significant impact on Myozyme/Lumizyme revenue for the three and nine months ended September 30, 2010. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, adversely impacted Myozyme/Lumizyme revenue by $5.8 million for the three months ended September 30, 2010 and by $5.7 million for the nine months ended September 30, 2010.

Aldurazyme

Aldurazyme revenue increased for the three and nine months ended September 30, 2010, due to increased patient identification worldwide. Exchange rate fluctuations had no significant impact on Aldurazyme revenue for the three and nine months ended September 30, 2010.

Other Personalized Genetic Health

Other PGH product revenue increased for the three and nine months ended September 30, 2010, primarily due to increased sales of Elaprase attributable to the continued identification of new patients in our territories. We have rights to commercialize Elaprase in Japan and other Asia Pacific countries under an agreement with Shire. The strengthening of foreign currencies, primarily the Japanese yen, against the U.S. dollar, positively impacted Other PGH product revenue by $1.4 million for the three months ended September 30, 2010 and by $2.9 million for the nine months ended September 30, 2010.

Renal and Endocrinology

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Renagel/Renvela (including sales of bulk sevelamer)	$178,755	$181,702	$(2,947)	(2)%	$513,428	$527,699	$(14,271)	(3)%
Hectorol	49,285	36,869	12,416	34%	133,173	98,880	34,293	35%
Thyrogen	42,257	41,691	566	1%	134,182	123,377	10,805	9%
Other Renal and Endocrinology	—	—	—	N/A	—	30	(30)	(100)%

Total Renal and Endocrinology	$270,297	$260,262	$10,035	4%	$780,783	$749,986	$30,797	4%

Sales of Renagel/Renvela, including sales of bulk sevelamer, decreased slightly for the three months ended September 30, 2010, primarily due to a volume decrease in Brazil offset by a volume increase in the United States. Sales of Renagel/Renvela, including sales of bulk sevelamer, decreased slightly for the nine months ended September 30, 2010, primarily due to the effect of Renagel pricing in Brazil. In 2009, we decreased the price of Renagel in Brazil in connection with successfully negotiating an agreement with the government of Brazil despite competition from two similar products that had been approved in that country. This agreement was successfully negotiated again in the third quarter of 2010. Total revenue for Renagel/Renvela, including sales of bulk sevelamer, reflects the increasing percentage of Renvela sales within the United States. The weakening of foreign currencies, primarily the Euro, against the U.S. dollar, adversely affected Renagel revenue by $3.2 million for the three months ended September 30, 2010. Exchange rate fluctuations positively impacted Renagel revenue by $3.4 million for the nine months ended September 30, 2010.

We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility so the damaged equipment could be repaired. We resumed production of sevelamer hydrochloride in May 2010 and production of sevelamer carbonate in October 2010. We recorded $9.1 million of expenses, for which there were no insurance reimbursements, for the three months ended and

$22.8 million, net of $5.4 million of insurance reimbursements, for the nine months ended September 30, 2010, to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. Remediation of this facility is substantially complete and we anticipate that any remaining costs related to the remediation will not be significant.

Sales of Hectorol increased for the three and nine months ended September 30, 2010, primarily due to price increases in the fourth quarter of 2009 and the first quarter of 2010. Sales of Hectorol also include an increase in sales volume due to the addition of the Hectorol 1mcg capsule formulation in August 2009.

Renagel/Renvela and Hectorol currently compete with several other marketed products and will have additional competitors in the future. Competitive products, especially if they are lower cost generic or follow-on products, will adversely impact the revenues we recognize from Renagel/Renvela. Our core patents protecting Renagel/Renvela and Hectorol expire in 2014 in the United States. We are unable to accurately estimate the unfavorable qualitative and quantitative impact of the expiration of these patents on our future operations and liquidity, as the impact is dependent on numerous factors beyond our control. These factors include: the outcome of pending patent litigations; the timing of a competitive generic product’s entry into the market; the number of generic products that actually enter the market and which markets generic entrants choose or are authorized to enter; the identity and the operational, manufacturing, distribution and marketing capabilities of the generic entrants; the reimbursement environment for the products in the United States and globally; and, in the case of Renagel/Renvela, requirements that the various regulatory agencies around the globe may impose on a manufacturer to demonstrate bioequivalence of these non-absorbed polymer-based products. Because these conditional events described above have not yet occurred, the current periods reflected in this filing have not been adversely affected; however, we expect the future impact to be unfavorable. See also “Some of our products will likely face competition from lower cost generic or follow-on products” under the heading “Risk Factors” in this filing.

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

Sales of Thyrogen increased for the three and nine months ended September 30, 2010, primarily due to a price increase in July 2009 and an increase in sales for the product in Europe. Exchange rate fluctuations, primarily the Euro against the U.S. dollar, had no significant impact on Thyrogen revenue for the three and nine months ended September 30, 2010. Under the FDA consent decree, Thyrogen distributed in the United States and filled and finished at our Allston facility will only be distributed based on medical necessity, in accordance with FDA criteria. In addition, the consent decree requires us to move our fill-finish operations out of our Allston facility for Thyrogen sold within the United States by November 22, 2010 and for Thyrogen sold outside the United States by August 31, 2011. We are in the process of transferring these operations to Hospira, a third-party contract manufacturer.

Biosurgery

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Synvisc/Synvisc-One	$99,998	$87,526	$12,472	14%	$287,191	$233,114	$54,077	23%
Sepra products	40,858	37,831	3,027	8%	116,970	108,173	8,797	8%
Other Biosurgery	6,284	9,200	(2,916)	(32)%	21,047	29,511	(8,464)	(29)%

Total Biosurgery	$147,140	$134,557	$12,583	9%	$425,208	$370,798	$54,410	15%

Biosurgery product revenue increased for the three and nine months ended September 30, 2010, primarily due to increased sales of Synvisc/Synvisc-One in the United States. We received marketing approval for Synvisc-One in the United States in February 2009. Exchange rate fluctuations positively impacted Biosurgery revenue by $2.6 million for the nine months ended September 30, 2010. The weakening of foreign currencies, primarily the Euro against the U.S. dollar, had no significant impact on Biosurgery revenue for the three months ended September 30, 2010.

Hematology and Oncology

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Mozobil	$23,630	$12,896	$10,734	83%	$64,737	$35,383	$29,354	83%
Thymoglobulin	56,891	53,412	3,479	7%	168,033	157,699	10,334	7%
Clolar	26,129	21,182	4,947	23%	76,337	59,050	17,287	29%
Other Hematology and Oncology	60,645	56,096	4,549	8%	190,969	88,944	102,025	>100%

Total Hematology and Oncology	$167,295	$143,586	$23,709	17%	$500,076	$341,076	$159,000	47%

Hematology and Oncology product revenue increased for the three and nine months ended September 30, 2010, primarily due to:

•	increased sales of Mozobil due to increased penetration of the product in the United States and the launch of the product in Europe in August 2009; and

•	increased demand for Clolar, Campath and Leukine.

Hematology and Oncology product revenue increased for the nine months ended September 30, 2010 due to the addition of sales of Campath, Fludara and Leukine beginning the end of May 2009 as a result of our acquisition from Bayer.

The weakening of foreign currencies, primarily the Euro against the U.S. dollar, adversely impacted Hematology and Oncology revenue by $2.4 million for the three months ended September 30, 2010 and by $2.1 million for the nine months ended September 30, 2010.

Other Product Revenue

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Other product revenue	$2,664	$3,616	$(952)	(26)%	$8,960	$24,087	$(15,127)	(63)%

Other product revenue decreased for the three and nine months ended September 30, 2010 due to decreased demand for pharmaceutical intermediates products.

Service Revenue

We derive service revenues primarily from the sales of Matrix-induced Autologous Chondrocyte Implantation, or MACI, a proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage in the United States, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment.

The following table sets forth our service revenue on a segment basis (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Personalized Genetic Health	$32	$5	$27	>100%	$75	$85	$(10)	(12)%
Biosurgery	9,392	10,443	(1,051)	(10)%	31,709	31,619	90	—
Hematology and Oncology	—	—	N/A	N/A	—	737	(737)	(100)%
Other service revenue	184	32	152	>100%	386	217	169	78%

Total service revenue	$9,608	$10,480	$(872)	(8)%	$32,170	$32,658	$(488)	(1)%

Service revenue decreased slightly for the three and nine months ended September 30, 2010. Biosurgery service revenue decreased for the three months ended September 30, 2010 and increased slightly for the nine months ended September 30, 2010 primarily due to fluctuations in demand. Exchange rate fluctuations had no significant impact on service revenue for the three and nine months ended September 30, 2010.

International Product and Service Revenue

A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

	Three Months Ended			Increase/				Increase/
	September 30,		Increase/	(Decrease)	Nine Months Ended September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

International product and service revenue	$474,298	$476,848	$(2,550)	(1)%	$1,454,713	$1,600,554	$(145,841)	(9)%
% of total product and service revenue	47%	52%			50%	53%

International product and service revenue decreased for the three months ended September 30, 2010, primarily due to a decrease in international sales volume for Fabrazyme for the three months ended September 30, 2010 due to supply constraints. The weakening of foreign currencies, primarily the Euro against the U.S. dollar, adversely impacted total product and service revenue by $15.6 million for the three months ended September 30, 2010. These decreases were offset, in part, by growth in the international sales volume of Cerezyme, Myozyme, Aldurazyme, Thyrogen, Synvisc, Mozobil, Thymoglobulin and Clolar for the three months ended September 30, 2010.

International product and service revenue decreased for the nine months ended September 30, 2010, primarily due to a decrease in international sales for Cerezyme and Fabrazyme for the nine months ended September 30, 2010 due to supply constraints.

These decreases were offset, in part, by:

•	growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Thyrogen, Synvisc, Seprafilm, Thymoglobulin and Clolar for the nine months ended September 30, 2010;

•	the addition of international product sales of Campath as of May 29, 2009 in lieu of and in excess of international royalties formerly earned on sales of Campath prior to our transaction with Bayer;

•	the addition of international sales of Fludara and additional sales of Campath as of May 2009 and sales of Mozobil in Europe beginning in the third quarter of 2009; and

•	exchange rate fluctuation, primarily the Euro against the U.S. dollar, which positively impacted total product and service revenue by $7.4 million for the nine months ended September 30, 2010.

Research and Development Revenue

The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Renal and Endocrinology	$134	$156	$(22)	(14)%	$450	$177	$273	>100%
Biosurgery	200	647	(447)	(69)%	1,163	2,079	(916)	(44)%
Hematology and Oncology	1	7	(6)	(86)%	27	2,343	(2,316)	(99)%
Multiple Sclerosis	—	—	—	N/A	—	12,357	(12,357)	(100)%
Other	310	90	220	>100%	566	471	95	20%
Corporate	—	492	(492)	(100)%	300	1,485	(1,185)	(80)%

Total research and development revenue	$645	$1,392	$(747)	(54)%	$2,506	$18,912	$(16,406)	(87)%

Total research and development revenue decreased for the three and nine months ended September 30, 2010, primarily due to a decrease in Multiple Sclerosis research and development revenue as a result of our acquisition from Bayer of the rights to alemtuzumab and termination of the Campath profit share arrangement. As of May 29, 2009, the effective date of our acquisition from Bayer, we ceased recognizing research and development revenue for Bayer’s reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs to be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

GROSS PROFIT AND MARGINS

The components of our total margins are described in the following table (amounts in thousands):

	Three Months Ended			Increase/				Increase/
	September 30,		Increase/	(Decrease)	Nine Months Ended September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Gross product profit	$689,681	$639,928	$49,753	8%	$2,028,220	$2,235,057	$(206,837)	(9)%
Product margin	70%	70%			71%	75%
Gross service profit	$2,201	$2,564	$(363)	(14)%	$9,655	$10,817	$(1,162)	(11)%
Service margin	23%	24%			30%	33%
Total gross product and service profit	$691,882	$642,492	$49,390	8%	$2,037,875	$2,245,874	$(207,999)	(9)%
Total product and service margin	69%	70%			70%	74%

Gross Product Profit and Product Margin

Our overall gross product profit increased for the three months ended September 30, 2010, primarily due to:

•	increased sales volumes for Cerezyme, Myozyme, Aldurazyme, Elaprase, Hectorol, Synvisc, Seprafilm, Mozobil and Clolar;

•	the addition of sales of Lumizyme after it received FDA approval in May 2010; and

•	charges of $8.4 million for the three months ended September 30, 2010 for the amortization of inventory step-up of Campath, Fludara and Leukine resulting from our transaction with Bayer in May 2009 as compared to $17.7 million for the three months ended September 30, 2009.

These increases were offset, in part, by a decrease in sales volume for Fabrazyme due to supply constraints.

Our overall gross product profit decreased for the nine months ended September 30, 2010, primarily due to:

•	decreased sales volume for Cerezyme and Fabrazyme due to supply constraints;

•	price decreases for Renagel outside of the United States, primarily in Brazil in connection with successfully negotiating an agreement with the government of Brazil despite competition from two similar products that had been approved in that country; and

•	charges of $27.3 million for the nine months ended September 30, 2010 for the amortization of inventory step-up of Campath, Fludara and Leukine resulting from our transaction with Bayer in May 2009 as compared to $24.4 million for the nine months ended September 30, 2009.

These decreases were offset, in part, by:

•	increased sales volumes for Myozyme, Aldurazyme, Elaprase, Hectorol, Synvisc, Seprafilm, Mozobil and Clolar; and

•	the addition of sales of Lumizyme after it received FDA approval in May 2010.

Our product margin decreased for the nine months ended September 30, 2010, primarily due to:

•	a shift in product mix to lower margin products attributable to the supply constraints for Cerezyme and Fabrazyme for the nine months ended September 30, 2010;

•	the increase in sales volume for Myozyme, Aldurazyme and Elaprase, all of which are lower margin products;

•	the addition of sales of Fludara and Leukine and additional sales of Campath as of the end of May 29, 2009, all of which are lower margin products; and

•	charges of $27.3 million for the nine months ended September 30, 2010 for the amortization of inventory step-up of Campath, Fludara and Leukine resulting from our transaction with Bayer in May 2009 as compared to $24.4 million for the nine months ended September 30, 2009.

Gross product margin also decreased for the three and nine months ended September 30, 2010 due to manufacturing-related charges. For the third quarter of 2010, we incurred $14.7 million of charges of which:

•	$5.6 million was for manufacturing-related costs associated with various inventory write offs; and

•	$9.1 million, for which there was no insurance reimbursement, was for the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate and subsequent remediation of our Haverhill, England facility resulting from an explosion and fire in December 2009.

For the nine months ended September 30, 2010, we incurred $54.0 million of charges of which:

•	$5.6 million was for manufacturing-related costs associated with various inventory write offs;

•	$16.4 million was for the write off of Cerezyme and Fabrazyme inventory;

•	$22.8 million, net of $5.4 million of insurance reimbursements, was related to the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate and subsequent remediation of our Haverhill, England facility resulting from an explosion and fire in December 2009; and

•	$7.1 million was for the write off of Thyrogen inventory.

Gross product profit and gross product margin for the three and nine months ended September 30, 2009 includes $23.7 million of charges for the three months ended September 30, 2009 and $37.9 million of charges for the nine months ended September 30, 2009 related to the remediation of our Allston facility and approximately $8 million of charges for the write off of Cerezyme work-in-process material for the nine months ended September 30, 2009.

At any particular time, in the course of manufacturing, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of September 30, 2010, we had approximately $10 million of inventory that is being evaluated or tested. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it may result in a write off of the inventory and a charge to earnings.

Gross Service Profit and Service Margin

Our overall gross service profit and total service margin decreased for the three and nine months ended September 30, 2010, primarily due to decrease in service revenue as a result of fluctuations in demand.

OPERATING EXPENSES

Selling, General and Administrative Expenses

The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Selling, general and administrative expenses	$337,883	$323,513	$14,370	4%	$1,203,918	$904,024	$299,894	33%
% of total revenue	34%	35%			42%	30%

SG&A increased for the three months ended September 30, 2010, primarily due to spending increases of $20.7 million for Corporate, primarily due to increased spending related to upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide, the costs for which did not meet the criteria for capitalization, as well as increased stock-based compensation expense and severance charges.

SG&A increased for the nine months ended September 30, 2010, primarily due to spending increases of:

•	$178.0 million for PGH, primarily due to a charge of $175.0 million relating to the consent decree we entered into with the FDA that provides for an upfront disgorgement of past profits;

•	$9.7 million for Renal and Endocrinology, primarily due to an increase in sales and marketing expenses related to the Renvela product launch and increased litigation expenses for Renagel/Renvela and Hectorol;

•	$25.5 million for Hematology and Oncology, primarily due to an increase in sales and marketing expenses to support the addition of Campath, Fludara and Leukine and sales force expansion to support the launch of Mozobil in Europe beginning in the third quarter of 2009; and

•	$80.5 million for Corporate, primarily due to increased spending related to upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide, the costs for which did not meet the criteria for capitalization, as well as increased employee benefit costs and stock based compensation expense and expenses related to our contested 2010 director elections.

Research and Development Expenses

The following table provides information regarding the change in research and development expenses during the periods presented (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Research and development expenses	$207,051	$215,925	$(8,874)	(4)%	$645,187	$608,935	$36,252	6%
% of total revenue	21%	23%			22%	20%

Research and development expenses decreased for the three months ended September 30, 2010, primarily due to:

•	a $4.4 million decrease for the three months ended September 30, 2010 on our PGH research and development programs, primarily due to decrease in expenses as a result of the completion of the ATAP in August 2010;

•	a $10.3 million decrease in spending for the three months ended September 30, 2010 on our Renal and Endocrinology research and development programs, primarily due to a decrease in spending as a result of the termination of our clinical trial for next generation advanced phosphate binders.

These decreases were partially offset by a spending increase of $5.2 million for the three months ended September 30, 2010 for Corporate, primarily due to increases in support services and consulting expenses.

Research and development expenses increased for the nine months ended September 30, 2010, primarily due to:

•	an $18.9 million increase in spending for the nine months ended September 30, 2010 on our PGH research and development programs, primarily due to expenses related to the ongoing eliglustat tartrate phase 3b study;

•	an $8.6 million increase in spending for the nine months ended September 30, 2010 on our Hematology and Oncology research and development programs, primarily due to increase in research and development spending related to Campath, Fludara and Leukine; and

•	a $24.2 million increase in spending for the nine months ended September 30, 2010 for Corporate, primarily due to increases in personnel, support services and consulting expenses.

These increases were partially offset by a spending decrease of $22.2 million for the nine months ended September 30, 2010 on our Renal and Endocrinology research and development programs, primarily due to a decrease in spending as a result of the termination of our clinical trial for next generation advanced phosphate binders.

Amortization of Intangibles

The following table provides information regarding the change in amortization of intangibles expense during the periods presented (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Amortization of intangibles	$61,761	$68,078	$(6,317)	(9)%	$194,327	$183,270	$11,057	6%
% of total revenue	6%	7%			7%	6%

Amortization of intangibles expense decreased for the three months ended September 30, 2010, primarily due to changes in the forecasted future sales of Fludara.

Amortization of intangibles expense increased for the nine months ended September 30, 2010, primarily due to the acquisition of the worldwide marketing and distribution rights to the oncology products Campath, Fludara and Leukine from Bayer and to additional amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer.

As discussed in Note 9., “Goodwill and Other Intangible Assets,” to our consolidated financial statements included in this Form 10-Q, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future net sales of the products, and the resulting estimated future contingent payments we will be required to make. In addition, we also calculate amortization for the technology intangible assets for Fludara based on forecasted future sales of Fludara. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by the first quarter of 2011. We do not expect the remaining contingent royalty payments to be significant.

We expect amortization of intangibles expense to fluctuate over the next five years based on the future contingent payments to Synpac, as well as changes in the forecasted revenue for Fludara.

Contingent Consideration Expense

The following table provides information regarding the change in contingent consideration expense during the periods presented (amounts in thousands):

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change

Contingent consideration expense	$(3,134)	$28,197	$(31,331)	>(100)%	$69,436	$37,287	$32,149	86%
% of total revenue	—	3%			2%	1%

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

As of September 30, 2010, the fair value of the total contingent consideration obligations was $966.4 million primarily due to changes in the assumed timing and amount of revenue and expense estimates. Accordingly, we recorded a total of $(3.1) million for the three months and $69.4 million for the nine months ended September 30, 2010 of contingent consideration expenses, of which $(11.4) million was allocated to our Hematology and Oncology reporting segment and $80.8 million was allocated to our Multiple Sclerosis reporting segment. Contingent consideration expense of $20.9 million relates to changes in estimates for the nine months ended September 30, 2010.

Purchase of In-Process Research and Development

The following table sets forth the significant IPR&D projects for the companies and assets we acquired between January 1, 2006 and September 30, 2010 (amounts in millions):

					Discount Rate
					Used in	Year of		Estimated
Company/Assets	Purchase				Estimating	Expected		Cost to
Acquired	Price	IPR&D		Programs Acquired	Cash Flows	Launch		Complete

Bayer Assets (2009)	$1,006.5	$458.7		alemtuzumab for MS — US	16%	2012		$148.4	(1)
		174.2		alemtuzumab for MS — ex-US	16%	2013		$56.4	(2)

		$632.9	(3)

Bioenvision (2007)	$349.9	$125.5	(4)	Clolar(5)	17%	2010-2016	(6)	$17.3

AnorMED (2006)	$589.2	$526.8	(4)	Mozobil(7)	15%	2016		$12.1

(1)	Does not include anticipated reimbursements from Bayer totaling approximately $44 million.

(2)	Does not include anticipated reimbursements from Bayer totaling approximately $16 million.

(3)	Capitalized as an indefinite-lived intangible asset.

(4)	Expensed on acquisition date.

(5)	Clolar is approved for the treatment of relapsed and refractory pediatric ALL. The IPR&D projects for Clolar are related to the development of the product for the treatment of other indications.

(6)	Year of expected launch reflects both the ongoing launch of the products for currently approved indications and the anticipated launch of the products in the future for new indications.

(7)	Mozobil received marketing approval for use in stem cell transplants in the United States in December 2008 and in Europe in July 2009. Mozobil is also being developed for tumor sensitization.

OTHER INCOME AND EXPENSES

	Three Months Ended			Increase/	Nine Months Ended			Increase/
	September 30,		Increase/	(Decrease)	September 30,		Increase/	(Decrease)
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Equity in loss of equity method investments	$(643)	$—	$(643)	N/A	$(2,210)	$—	$(2,210)	N/A
Gains (Losses) on investment in equity securities, net	4,648	(651)	5,299	>100%	(26,750)	(1,332)	(25,418)	>(100)%
Gain on acquisition of business	—	—	—	N/A	—	24,159	(24,159)	(100)%
Other	(385)	614	(999)	>(100)%	(643)	(2,347)	1,704	73%
Investment income	2,403	4,543	(2,140)	(47)%	8,787	14,038	(5,251)	(37)%
Interest Expense	(3,358)	—	(3,358)	N/A	(3,358)	—	(3,358)	N/A

Total other income (expenses)	$2,665	$4,506	$(1,841)	(41)%	$(24,174)	$34,518	$(58,692)	>(100)%

Equity in Loss of Equity Method Investments

Effective January 1, 2010, in accordance with changes in the guidance related to how we account for variable interest entities, we were required to reassess our designation as primary beneficiary of BioMarin/Genzyme LLC based on a control-based approach. Under this approach, an entity must have the power to direct the activities that most significantly impact a variable interest entity’s economic performance in order to meet the requirements of a primary beneficiary. We have concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is, in fact, shared equally between us and BioMarin through our commercialization rights and BioMarin’s manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations.

Gains (Losses) on Investment in Equity Securities, Net

We recorded the following gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross gains (losses) on investments in equity securities	$6,125	$(36)	$8,370	$422
Less: charges for impairment of investments	(1,477)	(615)	(35,120)	(1,754)

Gains (losses) on investments in equity securities, net	$4,648	$(651)	$(26,750)	$(1,332)

Gross gains (losses) on investments in equity securities includes gains totaling $5.8 million for the three months and $7.3 million for the nine months ended September 30, 2010 resulting from the liquidation of our entire investment in the common stock of EXACT Sciences.

Charges for impairment of investments for all periods presented includes the write down of our investments in certain venture capital funds to fair value at the end of each period and for the nine months ended September 30, 2010 also includes a $32.3 million impairment charge recorded in June 2010 to write down our investment in the common stock of Isis, as described below.

At September 30, 2010, our stockholders’ equity includes $10.9 million of unrealized gains and $4.0 million of unrealized losses related to our strategic investments in equity securities.

Investment in Isis Common Stock

We review for potential impairment the carrying value of each of our strategic investments in equity securities on a quarterly basis. In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and we recorded a $32.3 million impairment charge to gains (losses) on investment in equity securities, net in our consolidated statements of operations. As of September 30, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $42.0 million (or $8.40 per share). We considered all available evidence in assessing the decline in value of our investment in Isis common stock as of that date, including investment analyst reports and Isis’s expected results and future outlook, none of which suggests that the decline would be “other than temporary.” Currently, the average 12-month price estimate for Isis common stock among analysts is approximately $15 per share. Based on our analysis, we consider the $5.9 million unrealized loss on our investment in Isis common stock to be temporary. We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if the decline in value has become “other than temporary,” we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

Gain on Acquisition of Business

We recorded a gain on acquisition of business of $24.2 million for the nine months ended September 30, 2009 for our Multiple Sclerosis reporting segment related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer for which there were no comparable amount in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

Investment Income

Our investment income decreased for the three and nine months ended September 30, 2010 primarily due to a decrease in interest rates.

Interest Expense

Our interest expense increased for the three and nine months ended September 30, 2010 due to increased debt from the issuance of our 2015 Notes totaling $500.0 million in principal and our 2020 Notes totaling $500.0 million in principal, a portion of which was not capitalizable.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Benefit from (provision for) income taxes	$(17,385)	$965	$58,493	$(160,305)
Effective tax rate	19%	(8)%	(61)%	28%

Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

•	income and expenses taxed at rates other than the U.S. statutory tax rate;

•	our provision for state income taxes;

•	domestic manufacturing benefits;

•	benefits related to tax credits; and

•	non-deductible stock-based compensation expenses totaling $10.3 million for the three months ended and $30.1 million for the nine months ended September 30, 2010, as compared to $8.7 million for the three months ended and $38.3 million for the nine months ended September 30, 2009.

In addition, our tax benefit for both the three and nine months ended September 30, 2010 includes tax benefits due to the realization, for U.S. income tax purposes, of prior periods’ foreign income tax paid in the amount of $9.5 million for the three months ended September 30, 2010 and $19.5 million for the nine months ended September 30, 2010.

Our benefits from tax provisions for the nine months ended September 30, 2010 also includes tax benefits in the amount of $15.2 million as a result of the resolution of tax examinations in major tax jurisdictions and tax expenses in the amount of $20.6 million resulting from the remeasurement of the deferred tax assets related to our acquisition of certain assets from Bayer in 2009.

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

DISCONTINUED OPERATIONS

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates business units. As part of this plan, on September 13, 2010, we entered into an agreement with Labcorp to sell our genetic testing business unit to Labcorp for $925.0 million in cash, subject to a working capital adjustment. Completion of the transaction is subject to customary closing conditions, including expiration or termination of an applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to occur in the fourth quarter of 2010. Transactions for our diagnostic products and pharmaceutical intermediates business units are targeted for the end of 2010.

As of September 1, 2010, the applicable assets and liabilities of all three businesses have been classified as held for sale in the accompanying consolidated balance sheets and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses have been reported as discontinued operations in our consolidated statements of operations.

For all periods presented, our consolidated balance sheets have been recast to reflect the presentation of assets held for sale and our consolidated statements of operations have been recast to reflect the presentation of discontinued operations.

The following table summarizes our income (loss) from discontinued operations, net of tax (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$126,848	$133,748	$385,707	$395,897

Income (loss) from discontinued operations before income taxes	$(15,279)	$3,840	$(27,461)	$(8,456)
Benefit from (provision for) income taxes	9,987	(1,487)	15,862	2,028

Loss from discontinued operations, net of tax	$(5,292)	$2,353	$(11,599)	$(6,428)

LIQUIDITY AND CAPITAL RESOURCES

We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.17 billion at September 30, 2010 and $1.05 billion at December 31, 2009.

The following is a summary of our statements of cash flows for the nine months ended September 30, 2010 and 2009:

Cash Flows from Operating Activities

Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(49,767)	$399,055
Non-cash charges, net	600,009	455,875

Net income, excluding net non-cash charges	550,242	854,930
Increase in cash from working capital changes	13,704	101,651

Cash flows from operating activities	$563,946	$956,581

Cash provided by operating activities decreased $392.6 million for the nine months ended September 30, 2010, driven by a $304.7 million decrease in net income, excluding net non-cash charges, and an $87.9 million decrease in working capital, primarily due to the Cerezyme and Fabrazyme supply constraints and a corresponding reduction in collection activities for these products. We also recorded a liability of $175.0 million for the nine months ended September 30, 2010 related to the consent decree we entered into with the FDA that provides for an upfront disgorgement of past profits, for which there was no comparable liability for the same period of 2009.

Non-cash charges, net, increased by $144.1 million for the nine months ended September 30, 2010, primarily attributable to:

•	a $41.7 million increase in depreciation and amortization expenses;

•	a $32.1 million increase in contingent consideration expenses related to an increase in the fair value of the contingent consideration obligations recorded as a result of our acquisition of certain assets from Bayer in May 2009; and

•	a $25.4 million increase in gains (losses) on investments in equity securities, net, primarily due to a charge of $32.3 million recorded in June 2010 to write down our investment in Isis to fair value as the unrealized losses were determined to be other than temporary, offset in part, by a gain of $7.3 million recorded on the sale of our investment in EXACT Sciences.

Cash Flows from Investing Activities

Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from investing activities:
Net sales of investments, excluding investments in equity securities	$35,305	$92,710
Net sales (purchases) of investments in equity securities	9,484	(5,183)
Purchases of property, plant and equipment	(497,932)	(480,436)
Acquisitions, net of acquired cash	—	(57,238)
Investments in equity method investment	(2,915)	—
Purchases of other intangible assets	(6,340)	(29,838)
Other investing activities	(9,441)	(7,096)

Cash flows from investing activities	$(471,839)	$(487,081)

For the nine months ended September 30, 2010, capital expenditures accounted for significant cash outlays for investing activities. During the nine months ended September 30, 2010, we used $497.9 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Waterford, Ireland, Lyon, France and Geel, Belgium, planned improvements at our Allston facility, the additional manufacturing capacity we are constructing in Framingham, Massachusetts and capitalized costs related to the implementation of an enterprise resource planning system.

For the nine months ended September 30, 2009, investing activities used $480.4 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Waterford, Ireland and Lyon, France, planned improvements at our Allston facility and capitalized costs of an internally developed enterprise software system. In addition, we used $57.2 million of cash in connection with our acquisition of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS from Bayer in May 2009.

Cash Flows from Financing Activities

Cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from financing activities:
Proceeds from the issuance of our common stock	$274,469	$76,125
Repurchases of our common stock	(800,000)	(413,874)
Payments under share purchase contract	(200,000)	—
Excess tax benefit from stock-based compensation	(15,481)	3,309
Proceeds from the issuance of debt	994,368	—
Payments of debt and capital lease obligations	(6,245)	(5,908)
Decrease in bank overdrafts	(43,373)	(17,552)
Payment of contingent consideration obligation	(100,168)	—
Other financing activities	(2,283)	(5,237)

Cash flows from financing activities	$101,287	$(363,137)

Cash used by financing activities decreased by $464.4 million for the nine months ended September 30, 2010, as compared to the same period of 2009, primarily as a result of $994.4 million of proceeds, net of a $5.6 million discount, from the issuance in June 2010 of $1.0 billion in principal of debt, including $500.0 million in aggregate principal amount of our 2015 Notes and $500.0 million in aggregate principal amount of our 2020 Notes. These proceeds were offset by $800.0 million in cash used to repurchase shares of our common stock, an increase of $386.1 million from 2009. Also, cash used by financing activities increased as a result of an advance payment to Goldman Sachs of $200.0 million recorded in June 2010 as part of the repurchase of our common stock. Finally, the proceeds from issuance of debt were also offset by $100.2 million in contingent consideration payments to Bayer in the nine months ended September 30, 2010, for which there were no comparable payments for the same period of 2009.

2015 and 2020 Senior Notes

In June 2010, we sold $500.0 million aggregate principal amount of our 2015 Notes and $500.0 million aggregate principal amount of our 2020 Notes through institutional private placements to fund the $1.0 billion payment under our accelerated share repurchase agreement, as discussed under the caption “Share Repurchase Plan” below. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions and other expenses related to the offerings. The 2015 Notes have an annual interest rate of 3.625% and the 2020 Notes have an annual interest rate of 5.000%. Interest accrues on the Notes from June 17, 2010 and is payable semi-annually in arrears on June 15 and December 15 of each year starting on December 15, 2010.

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

Revolving Credit Facility

As of September 30, 2010, we had approximately $9 million of outstanding standby letters of credit issued against this facility and no borrowings, resulting in approximately $341 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of September 30, 2010, we were in compliance with these covenants.

Share Repurchase Plan

In April 2010, our board of directors authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock to be financed with proceeds of newly issued debt, and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we repurchased $1.0 billion of our common stock at an effective purchase price of $63.79 per share. Pursuant to the agreement, in June 2010, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares. On October 18, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares repurchased are authorized and no longer outstanding shares.

Contractual Obligations

As of September 30, 2010, we had committed to make the following payments under contractual obligations. These obligations include those associated with our assets held for sale discussed in Note 3., “Held for Sale and Discontinued Operations,” to our consolidated financial statements included in this Form 10-Q (amounts in millions):

	Payments Due by Period
		October 1, 2010
		through
Contractual Obligations	Total	December 31, 2010	2011	2012	2013	2014	After 2014

Long-term debt obligations(1,2,3)	$1,022.0	$4.9	$0.5	$0.5	$0.6	$0.6	$1,014.9
Capital lease obligations(3)	138.0	3.7	15.5	15.5	16.9	18.9	67.5
Operating leases(3,4)	354.3	20.0	69.4	52.6	33.8	27.5	151.0
Contingent payments(5,6)	1,752.7	89.3	211.6	117.1	297.8	481.2	555.7
Interest obligations(7)	337.7	12.9	44.1	44.0	44.0	44.0	148.7
Defined pension benefit plans payments	30.8	0.5	1.9	2.2	2.4	2.9	20.9
Unconditional purchase obligations(8)	79.4	20.7	28.1	19.6	7.0	2.0	2.0
Capital commitments(9)	750.0	174.2	383.9	138.9	49.8	3.2	—

Total contractual obligations	$4,464.9	$326.2	$755.0	$390.4	$452.3	$580.3	$1,960.7

(1)	Includes $4.7 million in principal and interest on promissory notes payable to three former shareholders of Equal Diagnostics. These notes were paid in full in October 2010. See Note 3., “Held for Sale and Discontinued Operations,” to our consolidated financial statements included in this Form 10-Q for more information on the payment of the notes.

(2)	Includes $500.0 million in principal of our 2015 Notes and $500.0 million in principal of our 2020 Notes.

(3)	See Note L., “Long-Term Debt and Leases” to our consolidated financial statements included in Item 8 of Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010 for additional information on long-term debt and lease obligations.

(4)	Includes a total of $57.5 million of operating leases associated with discontinued operations, primarily our genetic testing business. Leases related to our diagnostic products business were not significant.

(5)	For all periods presented consists primarily of contingent royalty and milestone payments, the value of which has not been risk adjusted or discounted, that we are obligated to pay to Bayer based on future sales and the successful achievement of certain sales volumes for Campath, Fludara and Leukine and alemtuzumab for MS. Bayer is also eligible to receive a payment between $75.0 million and $100.0 million for a new Leukine manufacturing facility located in Lynnwood, Washington upon the facility receiving FDA approval, which is expected in 2011. We have not included any amounts for the contingent payments for this facility because we cannot be certain that the FDA will approve the facility or do so in the anticipated timeframe. Contingent payments also exclude any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

Contingent payments also include a $20.0 million milestone payment to Synpac estimated to occur in 2010 once net sales of Myozyme/Lumizyme reach $400.0 million.

From time to time, as a result of mergers, acquisitions or license arrangements, we may enter into agreements under which we may be obligated to make contingent payments upon the occurrence of certain events, and/or royalties on sales of acquired products or distribution rights. The actual amounts for and the timing of contingent payments may depend on numerous factors outside of our control, including the success of our preclinical and clinical development efforts with respect to the products being developed under these agreements, the content and timing of decisions made by the United States Patent and Trademark Office, the FDA, the EMA and other regulatory authorities, the existence and scope of third-party intellectual property, the reimbursement and competitive landscape around these products, the volume of sales or gross margin of a product in a specified territory and other factors described under the heading “Risk Factors” below. Because we cannot predict with certainty the amount or specific timing of contingent payments, we have included amounts for contingent payments that we believe are probable of being paid in our contractual obligations table. See Note C., “Strategic Transactions,” to our consolidated financial statements included in Item 8 of Exhibit 99 to our Form 8-K filed with the SEC on June 14, 2010 for additional information on our transaction with Bayer.

(6)	Includes $2.4 million in contingent additional consideration payable to three former shareholders of Equal Diagnostics. This consideration was paid in full in October 2010. See Note 3., “Held for Sale and Discontinued Operations,” to our consolidated financial statements included in this Form 10-Q for more information on the payment of this consideration.

(7)	Represents interest payment obligations related to the senior notes that we issued in June 2010, promissory notes to three former shareholders of Equal Diagnostics and the mortgage payable we assumed in connection with the purchase of land and a manufacturing facility we formerly leased in Framingham, Massachusetts.

(8)	Includes a total of $17.4 million of unconditional purchase obligations associated with our genetic testing business unit, which is included in our discontinued operations. See Note 2., “Basis of Presentation and Significant Accounting Policies — Basis of Presentation,” to our consolidated financial statements included in this Form 10-Q for more information on the discontinued operations.

(9)	Consists of contractual commitments to vendors that we have entered into as of September 30, 2010 related to our outstanding capital and internally developed software projects. These commitments include $61.7 million related to our discontinued operations, primarily our genetic testing business. Cost to complete for our diagnostic products business were not significant. Our estimated cost of completion for assets under construction as of September 30, 2010 is as follows (amounts in millions):

Cost to
Complete at
Location	September 30, 2010

Framingham, Massachusetts, United States (approximately 31% for software development).	$237.4
Westborough, Massachusetts, United States (primarily software development)	61.7
Lyon, France	3.4
Geel, Belgium	307.3
Waterford, Ireland	31.8
Allston, Massachusetts, United States	61.7
Ridgefield, New Jersey, United States	12.3
Haverhill, England	6.7
Other	27.7

Total estimated cost to complete	$750.0

Financial Position

We believe that our available cash, investments and cash flows from operations, together with our revolving credit facility and other available debt financing will be adequate to meet our operating, investing and financing needs in the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

•	expanding and maintaining existing and constructing additional manufacturing operations, including investing significant funds to expand our Allston, Massachusetts, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility in Framingham, Massachusetts with capacity for Cerezyme and Fabrazyme;

•	implementing process improvements and system updates for our biologics manufacturing operations;

•	product development and marketing;

•	strategic business initiatives;

•	upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

•	contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if net sales of Myozyme/Lumizyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC Therapeutics, Inc., or PTC, and Prochymal and Chondrogen from Osiris Therapeutics, Inc., or Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer;

•	consulting and other fees related to our compliance with the consent decree;

•	working capital and satisfaction of our obligations under capital and operating leases; and

•	repayment of our 2015 Notes and our 2020 Notes.

In April 2010, our board of directors authorized a $2.0 billion share repurchase plan. In June 2010, we executed an accelerated share repurchase agreement with Goldman Sachs for the repurchase of $1.0 billion of our common stock, which we financed with the net proceeds of our $1.0 billion senior note offering. On October 18, 2010, we completed the first half of the planned share repurchase, repurchasing 15.7 million shares at an average price of $63.79 per share under the accelerated share repurchase agreement. We plan to repurchase the remaining $1.0 billion of shares authorized under the plan before June 2011.

In addition, we have a number of outstanding legal proceedings. Involvement in investigations and litigation is expensive and a court may also ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of ASC 810 are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under ASC 810 are accounted for under the equity method of accounting if our ownership interest exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income (losses) of these entities in the line item “Equity in loss of equity method investments” in our consolidated statements of operations. We also acquire companies under agreements in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements and Updates

Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the FASB or other standard setting bodies. Changes to the ASC are communicated through ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2009-13 “Multiple- Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue- generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update for the first quarter of 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2010-06 “Improving Disclosures about Fair Value Measurements.”	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements, including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements. None of our instruments were reclassified between Level 1, Level 2 or Level 3 in 2010. We are currently assessing the impact the requirement to present a separate line item for each investment in the roll forward of Level 3 investments will have, if any, on our consolidated financial statements. Although this may change the appearance of our fair value reconciliations, we do not believe the adoption

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

will have a material impact on our consolidated financial statements or disclosures.
2010-11, “Scope Exception Related to Embedded Credit Derivatives.”	Update provides amendments to Subtopic 815-15, “Derivatives and Hedging — Embedded Derivatives,” to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.	Issued March 2010. Effective at the beginning of each reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entity’s first fiscal quarter beginning after issuance of this update.	We have adopted the provisions of this update in the third quarter of 2010. The adoption of these provisions does not have a material impact on our consolidated financial statements.
2010-17, “Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force.”	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the provisions of this update will have, if any, on our consolidated financial statements.
2010-20, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”	Update amends existing guidance by requiring disaggregated disclosures about the credit quality of our financing receivables and our allowance for credit losses. These disclosures will provide the user with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses.	Issued July 2010. Generally effective for interim and annual reporting periods ending on or after December 15, 2010, however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.	We will adopt the provisions of this update beginning in the fourth quarter of 2010 or, for activity that occurs during a reporting period, the first quarter of 2011. Besides an increase in disclosures, we don’t believe that this update will materially impact our consolidated financial statements.
2010-23, “Health Care Entities: Measuring Charity Care for Disclosure.”	Update requires the measurement basis used in the disclosure of charity care to be cost and that cost be	Issued August 2010. Effective for fiscal years beginning after December 15, 2010 and should be applied	We will adopt the provisions of this update beginning January 1, 2011. We are currently assessing the impact the

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

	identified as the direct and indirect costs of providing the charity care. Disclosure of the method used to identify or determine direct and indirect costs must be disclosed. Existing guidance does not prescribe a specific measurement basis of charity care for disclosure purposes. This would improve U.S. GAAP by requiring all entities to use the same measurement basis, which will enhance comparability.	retrospectively to all periods presented. Early adoption is permitted.	provisions of this update will have, if any, on our consolidated financial statements.

RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our “Note Regarding Forward-Looking Statements,” which identifies forward-looking statements in this report. The risks described below are not the only risks we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Manufacturing problems have caused inventory shortages, loss of revenues and unanticipated costs and may do so in the future.

In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products to satisfy demand. Many of our products are very difficult to manufacture. Our products that are biologics, for example, require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory. In the past, we have had to write off and incur other charges and expenses for products that failed to meet internal or external specifications, including Thymoglobulin and, more recently, Thyrogen, and for products that experience terminated production runs, including Myozyme/Lumizyme produced at the 4000L scale. We also have had to write off work-in-process materials and incur other charges and expenses associated with a viral contamination, described below, at two of our facilities. Similar charges could occur in the future.

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

In addition, we may only be able to produce some of our products at a very limited number of facilities and, therefore, have limited or no redundant manufacturing capacity for these products. For example, we manufacture all of our bulk Cerezyme and most of our bulk Fabrazyme products at our Allston facility, all of our bulk Myozyme produced at the 160L scale at our Framingham, Massachusetts facility, and all of our bulk Myozyme/Lumizyme produced at the 4000L scale at our Geel facility. In some cases, we contract out the manufacturing of our products to third parties, of which there are only a limited number capable of executing the manufacturing processes we require. A number of factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers.

In June 2009, we announced that we had detected a virus, Vesivirus 2117, that impairs cell growth in one of the bioreactors used at our Allston facility to produce Cerezyme. We believe the virus was likely introduced through a raw material used in the manufacturing process. We temporarily interrupted bulk production at the plant to sanitize the facility, which affected production of Cerezyme and Fabrazyme. Cerezyme and Fabrazyme inventories were not sufficient to meet global demand. In 2009, we confirmed that Vesivirus 2117 was the cause of declines in cell productivity in one previous instance in 2008 at our Allston facility and one previous instance in 2008 at our Geel facility. We were able to detect the virus in 2009 at our Allston facility using a highly specific assay we had developed after standard tests were unable to identify the cause of the productivity declines that occurred in 2008. We are in the process of adding steps to increase the robustness of our raw materials screening, process monitoring for viruses and viral removal processes. Some of these steps are subject to regulatory approval. However, given the nature of biologics manufacturing, contamination issues could occur at our facilities in the future. The Vesivirus contamination has had a material adverse effect on our Cerezyme and Fabrazyme revenues as well as on our results of operations, and any future contamination could have a similarly material financial impact.

The steps in successfully producing our biologic products are highly complex and in the normal course are subject to equipment failures and other production difficulties. For example, when we restarted Fabrazyme production at Allston, we experienced cell growth at lower than expected levels, which negatively affected our ability to supply the product to patients. In addition, in March 2010, we experienced an interruption in operations at our Allston facility resulting from an unexpected city electrical power failure that compounded issues with the plant’s water system. This resulted in continued supply limitations for Cerezyme and Fabrazyme as well as product write offs. We also have experienced other shipment interruptions since restarting Cerezyme and Fabrazyme production. We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until we are able to build inventory following approval of our new Framingham, Massachusetts manufacturing facility, which is anticipated in late 2011.

Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors.

The Cerezyme and Fabrazyme shortages resulting from the interruption of production at our Allston facility created opportunities for our competitors and have resulted in a decrease in the number of patients using our products and a loss of our overall market share of Gaucher and Fabry patients. Cerezyme currently competes with VPRIV, a product made by Shire Human Genetic Therapies Inc., a business unit of Shire. In addition, Protalix is also currently developing, UPLYSO, a product candidate for the treatment of Gaucher disease. In response to the Cerezyme shortages, Shire and Protalix were allowed, prior to receiving marketing approval to offer, their therapies for the treatment of Gaucher disease to patients in the United States through an FDA-approved T-IND protocol and to patients in the European Union and other countries through pre-approval access programs. In February 2010, Shire received marketing approval for VPRIV from the FDA and, in August 2010, it received marketing authorization for VPRIV from the European Commission. Protalix submitted an NDA for UPLYSO to the FDA in December 2009 and was granted “fast track” designation and assigned a PDUFA date in February 2011. In November 2009, Protalix entered an agreement with Pfizer pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize UPLYSO. The FDA has granted orphan drug status to both Shire’s and Protalix’s therapies for the treatment of Gaucher disease. Fabrazyme currently competes with Replagal, a product marketed by Shire, outside the United States. In the United States, Replagal is available under a T-IND approved by the FDA in December 2009. In June 2010, Shire closed enrollment in the T-IND and announced that it will continue to support a limited number of emergency new drug requests. In August 2010, Shire reported that it had withdrawn its BLA for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” designation, to consider updating it with additional clinical data.

Some Gaucher and Fabry patients have switched to our competitors’ therapies as a result of Cerezyme and Fabrazyme shortages. Until we can increase production, there may be additional patients that switch to competing products due to continued limited availability of our products. In April 2010, the EMA advised healthcare providers to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. In July 2010, the EMA issued a temporary recommendation to healthcare providers that new Fabry disease patients be treated with Replagal as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. We also have encouraged patients to switch to competitors products during the period of supply constraints. In addition, the institution of treatment guidelines and dose conservation measures during the supply constraints present the risk that physicians and patients will not resume prior treatment or dosage levels after the supply constraints have ended. Our revenues from the sale of Cerezyme and Fabrazyme may be negatively impacted by patients switching to our competitors’ therapies and by long-term adoption by patients of lower treatment or dosage levels.

Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

Our commercial products and the manufacturing facilities in which they are produced are subject to extensive continuing government regulations relating to, among other things, testing, quality control, labeling and promotion. For example, we and certain of our third-party suppliers are required to maintain compliance with applicable regulations governing the production of pharmaceutical products known as GMP, and are subject to inspections by the FDA, the EMA and comparable agencies in other jurisdictions to confirm such compliance. Failure to comply with applicable regulatory requirements could result in regulatory authorities taking actions such as:

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

For example, on May 24, 2010, we entered into a consent decree with the FDA relating to our Allston facility. Under the terms of the consent decree, we will pay an upfront disgorgement of past profits of $175.0 million. The consent decree requires us to move all of our fill-finish operations out of our Allston facility by certain deadlines. If we are not able to meet these deadlines, the FDA can require us to disgorge 18.5% of the revenue from the sale of any products that are filled and finished at our Allston facility after the applicable deadlines. The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies previously reported to us or identified as part of a comprehensive inspection conducted by a third-party expert, who we are required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, Quantic, to improve quality and compliance at our Allston facility. We intend to revise that plan to include any additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor, which can be Quantic, to monitor and oversee ongoing compliance at our Allston facility for an additional five years. If we are unable to satisfy the terms of the consent decree, or if satisfaction of our obligations takes longer than expected, our business would be adversely impacted.

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

We may decide to abandon development of a product candidate at any time, or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those programs.

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

Over the next few years, our success will depend substantially on our ability to increase revenue from our existing products. These products and services include our Cerezyme, Renvela, Synvisc-One, Fabrazyme, Myozyme/Lumizyme, Aldurazyme, Thymoglobulin, Thyrogen, Clolar and Mozobil products.

Our ability to increase sales depends on a number of factors, including:

•	our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a timely and cost efficient manner;

•	acceptance by the medical community of each product or service;

•	the availability of competing treatments that are deemed safer, more efficacious, more convenient to use, more cost effective, or having a more reliable source of supply;

•	compliance with regulation by regulatory authorities of these products and services and the facilities and processes used to manufacture these products;

•	the scope of the labeling approved by regulatory authorities for each product and competitive products or risk management activities, including a Risk Evaluation and Mitigation Strategy, which we call the Lumizyme ACE Program;

•	the effectiveness of our sales force;

•	the availability and extent of coverage, pricing and level of reimbursement from governmental agencies and third-party payors; and

•	the size of the patient population for each product or service and our ability to identify new patients.

Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Mozobil and Clolar, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as eliglustat tartrate (formerly Genz-112638), an oral therapy that could provide an additional treatment for patients with Type 1 Gaucher disease. Similarly, we are conducting two phase 3 trials to evaluate alemtuzumab in the treatment of MS. Data from the phase 3 trials are expected to be available in 2011. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities, whether and when those authorities determine to grant approvals, availability of value-based pricing and reimbursement, and the market share the product is able to capture.

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

The human healthcare products industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and genetic and diagnostic testing companies, and generic and biosimilar manufacturers, have developed and are developing products to compete with our products and product candidates. If healthcare providers, patients or payors prefer these competitive products or these competitive products have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products. As described under the heading “Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors,” the virus at our Allston facility and associated production interruption have provided new opportunities for our competitors.

There are currently two other marketed products aimed at treating Gaucher disease, the disease addressed by Cerezyme: VPRIV and Zavesca®. Zavesca is a small molecule oral therapy that has been approved in approximately thirty-five countries, including the United States, European Union and Israel, for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Zavesca has been sold in the European Union since 2003 and in the United States since 2004. VPRIV is an enzyme replacement therapy developed by Shire that received marketing approval in the United States in February 2010. In addition, UPLYSO, an enzyme replacement therapy in development by Protalix to treat Gaucher disease, is available to patients in the United States under an FDA-approved treatment protocol and Protalix has submitted an NDA to the FDA for its therapy. Both the Shire and Protalix therapies are available to patients in the European Union and other countries through pre-approval access programs.

Replagal is a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme, which is approved for sale outside of the United States. In August 2010, Shire reported that it had withdrawn its BLA for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” designation in February 2010, to consider updating it with additional clinical data. In addition, Amicus Therapeutics initiated a phase 3 clinical trial in June 2009 of an oral chaperone medication to treat Fabry disease and expects to have preliminary results by mid-2011. In October 2010, Amicus entered into an agreement with GlaxoSmithKline plc pursuant to which GlaxoSmithKline plc was granted an exclusive worldwide license to develop, manufacture and commercialize this product candidate.

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

Renagel and Renvela compete with several other products for the control of elevated phosphorus levels in patients with CKD on hemodialysis, including PhosLo®, a prescription calcium acetate preparation marketed in the United States and Fosrenol®, a prescription lanthanum carbonate marketed in the United States, Europe, Canada and Latin America. Generic formulations of PhosLo were launched in the United States in 2008 and 2009. Renagel and Renvela also compete with over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our core patents protecting Renagel and Renvela expire in 2014 in the United States and in Europe in 2015. However, our Renagel and Renvela patents are the subjects of Abbreviated New Drug Application, or ANDA, filings in the United States by generic drug manufacturers, which could subject those products to generic competition before 2014, as described in more detail in this Risk Factors section under the heading, “Some of our products will likely face competition from lower cost generic or follow-on products.”

Current competition for Synvisc/Synvisc-One includes: Supartz®/Artz®; Hyalgan®; Orthovisc®; Euflexxa®; Monovisctm, which is marketed in Europe and Turkey; and Durolane®, which is marketed in Europe and Canada. Durolane and Euflexxa are produced by bacterial fermentation, which may provide these products a competitive advantage over avian-sourced Synvisc/Synvisc-One. We believe that single injection products will have a competitive advantage over multiple injection products. Synvisc-One is currently the only single injection viscosupplementation product approved in the United States, but competitors are seeking FDA approval for their single injection products. Furthermore, several companies market products that are not viscosupplementation products but which are designed to relieve the pain associated with osteoarthritis. Synvisc/Synvisc-One will have difficulty competing with competitive products to the extent those products have a similar safety profile and are considered more efficacious, less burdensome to administer or more cost-effective.

The examples above are illustrative and not exhaustive. Almost all of our products currently face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products obsolete. For example, competitors may develop approaches to treating LSDs that are more effective, convenient or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our results of operations.

If we fail to obtain and maintain adequate levels of pricing and reimbursement for our products from third-party payors, sales of our products will be significantly limited.

Sales of our products and services are dependent, in large part, on the availability and extent of pricing levels reimbursement from government health administration authorities, private health insurers and other third-party payors. These third-party payors may not provide adequate insurance coverage or reimbursement for our products, which could reduce demand for our products and impair our financial results.

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

Efforts by third-party payors to reduce costs could decrease demand for our products. In March 2010, the U.S. Congress enacted healthcare reform legislation that imposes cost containment measures on the healthcare industry. Some states are also considering legislation that would control the prices of drugs. We believe that federal and state legislatures and health agencies will continue to focus on additional healthcare reform in the future.

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

Government health administration authorities and private payors may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement or insurance coverage for such products. Our ability to obtain satisfactory pricing and reimbursement, or the ability of our patients to obtain insurance coverage, may depend in part on whether our products, the cost of some of which is high in comparison to other therapeutic products, are viewed as cost-effective. The American Recovery and Reinvestment Act of 2009 provided significant funding for the federal government to conduct comparative effectiveness research. Although the U.S. Congress indicated that these studies are intended to improve the quality of health care, outcomes of such studies could influence reimbursement decisions. If, for example, any of our products were determined to be less cost-effective than alternatives, reimbursement for those products could be affected. As in the United States, we expect to see continued efforts to reduce healthcare costs in our international markets. As another example, the German government has enacted legislation, effective August 2010, that among other things, increases mandatory discounts from 6% to 16% and imposes August 2009 pricing levels on prescription drugs through the end of 2013.

Furthermore, governmental regulatory bodies, such as the CMS in the United States, may from time-to-time make unilateral changes to reimbursement rates for our products. For example, MIPPA directs CMS to establish a bundled payment system to reimburse dialysis providers treating ESRD patients. On July 26, 2010, CMS issued a final rule setting forth the dialysis bundled payment system that will begin on January 1, 2011. The final rule delays until 2014 the inclusion of ESRD-related oral drugs such as Renagel/Renvela and other oral phosphate binders that do not have an IV equivalent, in the bundled payment system. As a result, Renagel/Renvela will continue to be separately reimbursed by Medicare until 2014. However, beginning January 1, 2011, the bundled payment system will include ESRD-related IV drugs and biologics and their oral equivalents, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol for Infusion and Hectorol capsules.

Changes to reimbursement rates, including implementation of CMS’s bundled payment system the United States, could reduce our revenue by causing healthcare providers to be less willing to use our products. Although we actively seek to ensure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products do not have an adverse impact on us, we may not always be successful in these efforts. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

We may encounter substantial difficulties managing our growth.

Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, technology and facilities. For example, we are spending considerable resources building and seeking regulatory approvals for our manufacturing operations. These operations may not prove sufficient to meet demand for our products or we may not have excess capacity at these facilities to absorb problems as they arise. For example, we had been operating with lower than usual inventories for Cerezyme and Fabrazyme because we had allocated capacity for Myozyme production at our Allston facility to meet Myozyme’s worldwide growth. When we interrupted production of Cerezyme and Fabrazyme at the facility in June 2009 in order to sanitize the facility after identifying a virus in a bioreactor used to produce Cerezyme, inventories of Cerezyme and Fabrazyme were not sufficient to avoid product shortages. We are constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme in Framingham, Massachusetts, have expanded our Allston facility, and adding an additional 4000L bioreactor to produce Myozyme/Lumizyme at our Geel facility. We are also expanding our fill-finish capacity in Waterford, Ireland and working with Hospira, a third-party contract manufacturer to transfer all of our Allston-based fill-finish activities to the contract manufacturer. If we experience a delay in completing these capacity expansions, securing regulatory approval for the new internal capacity, or transferring the fill-finish capacity to the contract manufacturer, we may fail to achieve our financial projections, may incur disgorgement penalties, may lose additional market share to competitors, may lose revenues and may not be able to build inventories in our expected timeframe. All of these events would likely cause the market value of our securities to decline.

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

Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our marketing applications with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyallylamine, used in the manufacture of Renagel, Renvela, Cholestagel and Welchol, from Cambrex Charles City, Inc., and N925, which is necessary to manufacture our LSD products, from Invitrogen Corporation. These suppliers are the only sources for these materials currently qualified in our FDA marketing applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply sufficient quantities of these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, labor shortages or disputes, or contamination of materials or equipment. For example, we believe that a virus that we detected in one of our bioreactors used at our Allston facility to produce Cerezyme was likely introduced through a raw material used in the manufacturing process.

We also source some of our manufacturing, fill-finish, packaging and distribution operations to third-party contractors. For example, we have entered into an agreement with Hospira for the provision of fill-finish manufacturing services for several of our products, including Thyrogen and Fabrazyme, which are currently fill-finished at our Allston facility. Our inability to coordinate with our third-party contractors, the inability of a third-party contractor to secure sufficient source materials, the lack of capacity available at a third-party contractor, problems with manufacturing services provided by a third-party contractor or any other problems with the operations of a third-party contractor could require us to delay shipment of saleable products, incur costs relating to inventory write offs, to recall products previously shipped, or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. In the case of Thyrogen and Fabrazyme, any issues that we encounter with our Hospira relationship could cause us to miss one or more of the transition deadlines set forth in our FDA consent decree, resulting in the potential disgorgement of a portion of the revenues that we receive from sale of the affected product or products. Furthermore, any third party we use to manufacture, fill-finish or package our products must also be licensed by the applicable regulatory authorities. As a result, alternative third-party providers may not be available on a timely basis or at all.

Our financial results are dependent on sales of Cerezyme.

Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $497.7 million for the nine months ended September 30, 2010, representing approximately 17% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product have had, and could continue to have, an adverse effect on our results of operations and cause the value of our common stock to further decline or fail to recover. In addition, we will lose revenue if alternative treatments for Gaucher disease gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. The patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. See “Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors” above.

If our strategic alliances are unsuccessful, our operating results will be adversely impacted.

Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. The success of these arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

•	terminate the agreements covering the strategic alliance or limit our access to the underlying intellectual property;

•	fail to devote financial or other resources to the alliances and thereby hinder or delay development, manufacturing or commercialization activities;

•	fail to successfully develop, manufacture or commercialize any products;

•	do not agree on the development, regulatory, filing or commercialization strategy; or

•	fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing, or commercialization costs of their own operations.

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

We incur substantial costs as a result of litigation and other proceedings.

We are a party to litigation and other proceedings in the ordinary course of our business. We have several ongoing legal proceedings on which we will continue to expend substantial sums. For example, we have initiated patent infringement litigation against a number of generic manufacturers. In addition, we are the subject of two consolidated securities class action lawsuits, two consolidated securities derivative lawsuits, and several other federal and state securities law lawsuits. We may be subject to additional actions in the future. For example, the federal government, state governments and private payors are investigating and have filed actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies may have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under healthcare “fraud and abuse” laws, including anti-kickback and false claims statutes.

Some of our products are prescribed by healthcare providers for uses not approved by the FDA, the EMA or comparable regulatory agencies. Although healthcare providers may lawfully prescribe our products for off-

label uses, any promotion by us of off-label uses would be unlawful. Some of our practices intended to make healthcare providers aware of off-label uses of our products without engaging in off-label promotion could nonetheless be misconstrued as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur. Regulatory authorities could commence investigations into our practices and/or take enforcement action against us if they believe we are promoting, or have promoted, our products for off-label use. For example, the U.S. government has instituted an investigation into Genzyme’s sales, marketing and promotion of Seprafilm. We are cooperating with the government in this inquiry.

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

Regardless of merit or eventual outcome, investigations and litigation can result in:

•	the diversion of management’s time and attention;

•	the expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

•	limitations on our ability to continue some of our operations;

•	decreased demand for our products and services; and

•	injury to our reputation.

Our international sales and operating expenses are subject to fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency translation gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation losses in the future due to the effect of exchange rate fluctuations. For the nine months ended September 30, 2010, the change in foreign exchange rates had a net favorable impact on our revenue of approximately $7 million as compared to the same period of 2009.

Some of our products will likely face competition from lower cost generic or follow-on products.

Some of our drug products, including Renagel, Renvela, Hectorol, Clolar, Fludara and Mozobil are approved under the provisions of the United States Food, Drug and Cosmetic Act, or FDCA, that render them susceptible to potential competition from generic manufacturers via the ANDA procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement. If such patent infringement lawsuit is brought within a statutory 45-day period, then a 30-month stay of FDA approval for the ANDA is triggered. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products. We expect this trend to continue and to implicate drug products with even relatively modest revenues.

Renagel/Renvela and Hectorol are subjects of ANDAs containing Paragraph IV certifications. Renagel is the subject of ANDAs containing Paragraph IV certifications submitted by five companies. Our Renvela tablet product is the subject of ANDAs containing Paragraph IV certifications submitted by four companies. Our Renvela powder product is the subject of ANDAs containing Paragraph IV certifications submitted by three companies. We have initiated patent litigation against four of the five ANDA applicants with respect to Renagel and against all four of the ANDA applicants with respect to the Renvela tablet. With respect to our Renvela powder product, we have commenced patent litigation against two of the three ANDA applicants. At issue in these lawsuits is U.S. Patent No. 5,667,775, which expires in 2014 (the “ ‘775 Patent”). See “Legal Proceedings” in Part II., Item 1. of this Form 10-Q. If we are unsuccessful in these lawsuits, a generic manufacturer may launch its generic product prior to the expiration of the ‘775 Patent, but not before the expiration in 2013 of our other Orange Book-listed patents covering Renagel and Renvela. Regarding the Renagel case where we have not brought suit, this ANDA applicant filed a Paragraph IV certification against U.S. Patent No. 6,733,780, which claims a specific tablet formulation of sevelamer hydrochloride and expires in 2020.

Our Hectorol (doxercalciferol) products (vial and capsule) are collectively the subject of ANDAs containing Paragraph IV certifications submitted by seven companies. We have initiated patent litigation against five of these ANDA applicants. See “Legal Proceedings” in Part II., Item 1. of this Form 10-Q. In all five cases we are pursuing claims with respect to our U.S. Patent No. 5,602,116 related to the use of Hectorol to treat hyperparathyroidism secondary to ESRD, which expires in 2014 (the “ ‘116 Patent”). In two of the five cases, we are also pursuing claims with respect to our U.S. Patent No. 7,148,211 related to the formulation of our Hectorol vial product, which expires in 2023 (the “ ‘211 Patent”). Our Hectorol capsule product is labeled for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis and for those patients not on dialysis. In one of the four cases relating to our Hectorol capsule products, the ANDA filer is seeking approval of its generic 0.5µg capsule only for the treatment of patients with CKD who are not on dialysis, thereby attempting to avoid our ‘116 Patent. If we are unsuccessful in the patent infringement lawsuits that we have chosen to pursue against the ANDA filers, a generic manufacturer may launch its generic product prior to the expiration of our Orange-Book listed patents covering our Hectorol products.

As for the two Hectorol ANDA applicants against whom litigation was not initiated, they submitted Paragraph IV certifications with respect to only the ‘211 Patent. Because we did not initiate litigation, the FDA could approve the applicants’ generic products upon the later of expiration or invalidation of the ‘116 Patent or expiration of the 180-day exclusivity, if any, accorded to the first ANDA filer.

We also have two biologic products approved under the FDCA, Cerezyme and Thyrogen. This renders them susceptible to potential competition from follow-on or biosimilar manufacturers via the “505(b)2” pathway of the FDCA. As with an ANDA, the sponsor of a 505(b)2 application is permitted to rely, at least in part, on the safety and efficacy data of the innovator. For that reason, 505(b)(2) applicants may have a shorter time to approval than an applicant filing an NDA.

Other of our products, including Fabrazyme, Aldurazyme, Myozyme, Campath and Leukine (so-called “biotech drugs”) were approved in the United States under the Public Health Service Act, or PHSA. The PHSA was amended by the March 2010 enactment of healthcare reform legislation, which, among other things, establishes an abbreviated approval pathway for “biosimilar” products. This approval process differs from the ANDA approval process in a number of significant ways. In particular, a biosimilar product could not be approved based on the safety and efficacy data of one of our products until 12 years after initial approval of our product. Biosimilar legislation has also been adopted in the European Union.

If an ANDA filer or any biosimilar manufacturer were to receive approval to sell a generic or biosimilar version of one of our products, that product would become subject to increased competition and our revenue for that product would be adversely affected.

We may not be able to achieve the objectives of our shareholder value creation plan.

We launched a shareholder value creation plan in May 2010. Through this plan, we are:

•	Focusing on our core businesses and on establishing operational excellence in manufacturing;

•	Capitalizing on near-term revenue growth drivers, including maximizing the potential of products that are early in their launch stages, as well as important therapies in development that are expected to be launched over the next three to five years;

•	Balancing revenue and earnings growth with cash flow return on investment;

•	Improving our operating margins by reducing costs across the company; and

•	Optimizing our capital structure by implementing a $2.0 billion share repurchase plan.

Although we believe the manufacturing and supply recovery for Cerezyme and Fabrazyme has a positive outlook, the ability to realize improved shareholder value through this focus is not assured, including for the reasons described under the headings “Manufacturing problems have caused inventory shortages, loss of revenues and unanticipated costs and may do so in the future,” “Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors,” and “Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.” In addition, our ability to capitalize on near-term revenue growth drivers depends upon our ability to compete successfully in the marketplace, to grow the markets for our existing products, to successfully commercialize products that are currently in development and to obtain adequate levels of pricing and reimbursement for our products.

We likewise may not be able to balance revenue and earnings growth with cash flow return on investment. We may also be unable to realize cost savings to the extent or on the timeframes expected. Similarly, cost savings may not be sustainable for the period of time we expect.

Although we are actively pursuing strategic alternatives for our diagnostic products and pharmaceutical intermediates business units as part of our plan to focus on our core business, we may be unable to complete such transactions on the timeframes expected or at all. Our agreement with LabCorp to sell our genetic testing business also remains subject to customary closing conditions, including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Failure to meet these closing conditions could result in the delay of the sale or termination of the purchase agreement.

We have repurchased $1.0 billion of our common stock under our share repurchase plan, but may not repurchase the additional $1.0 billion of shares on the timing expected or at all, as a result of an inability to raise the capital required to complete this transaction, volatility in our stock price or otherwise.

Sanofi’s unsolicited tender offer and unsolicited acquisition proposal may continue to distract our management and employees and create uncertainty that may adversely affect our business and results.

On July 29, 2010, we received a letter from Sanofi containing an unsolicited, non-binding proposal to acquire all of our outstanding shares of common stock for $69.00 per share in cash. Our board of directors evaluated the proposal and unanimously rejected it on August 11, 2010. On August 24, 2010, our financial advisors met with Sanofi’s financial advisors and provided certain non-public information relating to our business operations and projected financial results. On August 29, 2010, we received a second letter from Sanofi that contained a proposal identical to the one in its July 29, 2010 letter. This proposal was again evaluated and unanimously rejected by our board of directors.

On October 4, 2010, Sanofi commenced an unsolicited tender offer for all of our outstanding shares of common stock for $69.00 per share in cash. Also on October 4, 2010, our board of directors urged shareholders to take no action with respect to the tender offer. Our board announced that it intended to take a formal position within 10 business days of the commencement of the tender offer. On October 7, 2010, our board of directors voted unanimously to reject the tender offer and further recommended that our shareholders not tender their shares to Sanofi pursuant to the offer. The full basis for our board’s recommendation was set forth in a Solicitation/Recommendation Statement on Schedule 14D-9, which was filed with the SEC on October 7, 2010.

The review, consideration, and response to Sanofi’s efforts to gain control of Genzyme require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. Acquisition efforts have also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees.

Sanofi’s acquisition efforts have created and may continue to create uncertainty for current and potential collaboration partners, licensees, potential bidders for the business units we are seeking to divest and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Also, we, certain of our executive officers and our board of directors have been named in several lawsuits relating to Sanofi’s acquisition efforts as more fully described under “Legal Proceedings” in Part II., Item 2. of this Form 10-Q. These lawsuits or any future lawsuits may be time consuming and expensive. The impact of Sanofi’s acquisition efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations.

Uncertainty and speculation regarding Sanofi’s tender offer and proposal may cause increased volatility and wide price fluctuations in our stock price. In addition, if a transaction does not occur, or the market perceives that a transaction is unlikely to occur, our stock price may decline.

Our international sales, clinical activities, manufacturing and other operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international operations accounted for approximately 50% of our consolidated product and service revenue for the nine months ended September 30, 2010. We expect that international product sales will continue to account for a significant percentage of our revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls, including foreign exchange and currency restrictions;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

•	the inability to obtain third-party reimbursement support for products;

•	product counterfeiting and intellectual property piracy;

•	parallel imports;

•	anti-competitive trade practices;

•	import and export license requirements;

•	political or economic instability;

•	terrorist activities, armed conflict, or a pandemic;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs;

•	difficulties in staffing and managing international operations; and

•	longer payment cycles.

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

On September 27, 2007, the Food and Drug Administration Amendment Act of 2007 was enacted, giving the FDA enhanced authority over products already approved for sale, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale or distribution of approved products.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay.” We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

For example, payment of accounts related to sales to government-owned or supported healthcare facilities in Greece is subject to significant delay due to government funding and reimbursement practices. In addition, the Greek government has also instituted price decreases on future pharmaceutical product sales. The government of Greece has also recently been at risk of defaulting on its sovereign debt, and if significant additional changes occur in the availability of government funding to Greece, we may not be able to collect on amounts due from these customers.

Guidelines, recommendations and studies published by various organizations can reduce the use of our products and services.

Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and services and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. The perception by the investment community or shareholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect prevailing market price for our common stock. In addition, our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products and service or successfully introduce new products to the market.

We may be required to license patents from competitors or others in order to develop and commercialize some of our products, and it is uncertain whether these licenses would be available.

Third-party patents may cover some of the products that we or our strategic partners are developing or producing. A patent is entitled to a presumption of validity, and accordingly, we face significant hurdles in any challenge to a patent. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

To the extent valid third-party patent rights cover our products, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products, and payments under them would reduce our profits from these products. We may not be able to obtain these licenses on favorable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third-party patent, we may be unable to market some of our products, which would limit our profitability.

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

As of September 30, 2010, we had $1.17 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

We intend to use substantial portions of our available cash for:

•	expanding and maintaining existing and constructing new manufacturing operations, including investing significant funds to expand our Allston, Massachusetts, Geel, Belgium and Waterford, Ireland facilities and constructing a new manufacturing facility in Framingham, Massachusetts with capacity for Cerezyme and Fabrazyme;

•	implementing process improvements and system updates for our biologics manufacturing operations;

•	product development and marketing;

•	strategic business initiatives;

•	upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

•	contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if net sales of Myozyme/Lumizyme reach $400.0 million, as well as payments related to our license of mipomersen from Isis, ataluren from PTC, and Prochymal and Chondrogen from Osiris, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer;

•	consulting and other fees related to our compliance with the consent decree;

•	working capital and satisfaction of our obligations under capital and operating leases; and

•	repayment of our 2015 Notes and our 2020 Notes.

In April 2010, our board of directors authorized a $2.0 billion share repurchase plan. In June 2010, we executed an accelerated share repurchase agreement with Goldman Sachs for the repurchase of $1.0 billion of our common stock, which we financed with the net proceeds of our $1.0 billion senior note offering. On October 18, 2010, we completed the first half of the planned share repurchase, repurchasing 15.7 million shares at an average price of $63.79 per share. We plan to repurchase the remaining $1.0 billion of shares authorized under the plan before June 2011.

In addition, we have a number of outstanding legal proceedings. Involvement in investigations and litigation is expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we may also be required to pay fees to a holder of proprietary rights in order to continue certain operations.

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

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At September 30, 2010, we held a number of financial instruments, including investments in marketable securities, debt instruments, and derivative contracts in the form of foreign exchange forward contracts. We do not hold derivatives or other financial instruments for speculative purposes.

Foreign Exchange Risk

As a result of our worldwide operations, we may face exposure to potential adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use foreign exchange forward contracts to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We also hold a limited amount of foreign currency denominated equity securities. As of September 30, 2010, we estimate the potential loss in fair value of our foreign currency contracts and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $26.9 million, as compared to $4.8 million as of December 31, 2009. The increase is due to an increase in foreign exchange forward contracts outstanding. Since the contracts hedge mainly transactional exchange exposures, most changes in the fair values of the contracts would be offset by changes in the underlying values of the hedged items.

Interest Rate Risk

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities and fixed rate senior notes. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value to be $86.0 million as of September 30, 2010, as compared to $6.5 million as of December 31, 2009. The change is due to the impact of the interest rate sensitivity analysis on our $1.0 billion in senior unsecured notes which were issued in June 2010. We had no comparable debt in December 2009.

Equity Price Risk

We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at September 30, 2010 to be $10.7 million, as compared to $15.5 million at December 31, 2009. The decrease is primarily due to the write down of our investment in Isis to its market value in June 2010. This estimate assumes no change in foreign exchange rates from quarter-end spot rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As of September 30, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls Over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Matters — We are implementing an enterprise resource planning, or ERP, system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

During the third quarter of 2010, we completed the first phase of the implementation of this system in the United States, Argentina, Canada and the Netherlands and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in these countries has not materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Federal Securities Litigation

In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that, among other things, we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys’ and experts’ fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009 and named additional individuals as defendants. In June 2010, we filed a motion to dismiss the class action. The plaintiffs filed an opposition to our motion to dismiss in August 2010 and we filed a reply in support of our motion to dismiss in September 2010. A hearing on the motion to dismiss is scheduled to be held in January 2011.

On August 11, 2010, Jerry L. & Mena M. Morelos Revocable Trust filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors, certain executive officers, and Sanofi (the “Morelos Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders, adopting processes and procedures that will not benefit shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit alleges that certain of our directors are beholden to activist shareholders. The suit also alleges that we and Sanofi aided and abetted the purported breaches of fiduciary duties. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from consummating a transaction, unless and until we adopt procedures designed to obtain the best value for our shareholders, (iii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iv) an order rescinding, to the extent already implemented, any transaction agreement, (v) an order imposing a constructive trust in favor of the plaintiff and the putative class upon any benefits improperly received by the defendants as a result of any transaction, and (vi) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 8, 2010, Bernard Malina filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us and our board of directors (the “Malina Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in a plan and scheme to obtain personal benefits at the expense of shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iii) compensatory damages, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses.

On September 9, 2010, Emanuel Resendes filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against our board of directors and certain executive officers (the “Resendes Action”). The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from entering into any contract which harms the class or could prohibit the defendants from maximizing shareholder value, (iii) an order enjoining the defendants from initiating any defensive measures that would make the consummation of a transaction more difficult or costly for a potential acquiror, (iv) an order directing the defendants to exercise their fiduciary duties and refrain from advancing their own interests at the expense of the class and their fiduciary duties, and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 14, 2010, William S. Field, Trustee u/a dated October 12, 1991, by William S. Field Jr., filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers (the “Field Action”). The suit alleges that our directors breached their fiduciary duties by failing to pursue a transaction that would provide the highest value reasonably available for shareholders and by not providing full and fair disclosure to shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order appointing an independent special committee to us with authority to evaluate, negotiate and, if in the best interests of shareholders, accept the offer or other offers, (iii) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses and (iv) such other relief as the court deems proper.

On October 18, 2010, Warren Pinchuck filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers (the “Pinchuck Action”). The suit alleges that the defendants violated Section 14(e) of the Exchange Act by issuing a false and misleading Schedule 14D-9 statement and breached their fiduciary duties by, among other things, refusing to negotiate in good faith with Sanofi and by failing to allow due diligence to be performed to facilitate a higher offer being made by Sanofi or others. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have violated Section 14(e) of the Exchange Act, (iii) a declaration that the defendants have breached their fiduciary duties, (iv) an order enjoining the defendants from breaching their fiduciary duties by refusing to consider and respond to the proposed transaction in good faith, (v) an order enjoining the defendants from initiating any anti-takeover devices that would inhibit the defendants’ ability to maximize value for their shareholders, (vi) compensatory damages, to the extent injunctive relief is not granted, and (vii) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

The plaintiffs and the defendants in the Morelos Action, Malina Action, Resendes Action, Field Action and Pinchuck Action have filed a joint stipulation with the federal court seeking consolidation of the cases. We believe that the claims made by the stockholder plaintiffs in all of these federal actions are without merit and intend to defend them vigorously.

State Securities Litigation

On August 16, 2010, plaintiff Chester County Employees’ Retirement Fund filed a lawsuit allegedly on behalf of a putative class of shareholders in Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Chester Action”). An amended complaint was filed in the Chester Action on September 2, 2010. The amended complaint alleges that the defendants breached their fiduciary duties by failing to adequately inform themselves regarding the potential offer by Sanofi or any offer by any other party and failing to pursue the best available transaction for shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures designed to prevent shareholders from receiving and accepting a value-maximizing offer, (iii) an order directing the defendants to exercise their fiduciary duties to obtain a transaction in shareholders’ best interests, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. On September 23, 2010, by joint motion of the parties, the Chester Action was transferred to the Business Litigation Session of Suffolk County Superior Court in Boston, Massachusetts.

On August 17, 2010, Alan R. Kahn filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us, our board of directors, certain executive officers, and Sanofi (the “Kahn Action”). The suit alleges that the defendants breached their fiduciary duties in approving a proposed transaction and failing to negotiate in good faith with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize shareholder value, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 1, 2010, David Shade filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Shade Action”). The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On September 2, 2010, the Louisiana Municipal Police Employees’ Retirement System filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors (the “Louisiana Action”). The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On October 5, 2010, plaintiffs and the defendants in the Chester Action, Kahn Action, Shade Action and Louisiana Action filed a joint stipulation with the Business Litigation Session of Suffolk County Superior Court in the Chester Action seeking consolidation of the state cases. On the same day, the Court signed an order approving the consolidation of these cases in In Re Genzyme Corp. Shareholder Litigation. On October 18, 2010, plaintiffs filed a consolidated amended complaint allegedly on behalf of a putative class of shareholders against us and our board of directors (the “Consolidated State Action”). The consolidated complaint alleges that the defendants breached their fiduciary duty by failing to properly inform themselves of Sanofi’s offer, by refusing to negotiate in good faith with Sanofi, and by attempting to thwart Sanofi’s proposed tender offer. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have breached their fiduciary duties, (iii) an order requiring the defendants to fully disclose all material information regarding the Schedule 14D-9 filed by us, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

Shareholder Demand Letters

Since August 2009, we have received ten letters from shareholders demanding that our board of directors take action on our behalf to remedy alleged breaches of fiduciary duty by our directors and certain executive officers. The demand letters are primarily premised on allegations regarding our disclosures to shareholders with respect to manufacturing issues and compliance with GMP and our processes and decisions related to manufacturing at our Allston facility. Several of the letters also assert that certain of our executive officers and directors took advantage of their knowledge of material non-public information about Genzyme to illegally sell stock they personally held in Genzyme. Our board of directors has designated a special committee of three independent directors to oversee the investigation of the allegations made in the demand letters and to recommend to the independent directors of our board whether any action should be instituted on our behalf against any officer or director. The committee has retained independent legal counsel. If the independent members of our board of directors were to make a determination that it was in our best interest to institute an action against any officers or directors, any monetary recovery would be to our benefit. The special committee’s investigation is ongoing.

Shareholder Derivative Actions

In December 2009, two actions were filed by shareholders derivatively for our benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed (the “District Court Actions”). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter and in February and March 2010, two additional derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders’ respective demand letters (collectively, the “State Court Actions”).

The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing us to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about us to illegally sell stock they personally held in us. The plaintiffs generally seek, among other things, judgment in favor of us for the amount of damages sustained by Genzyme as a result of the alleged breaches of fiduciary duty, disgorgement to us of proceeds that certain of our directors and executive officers received from sales of our stock and all proceeds derived from their service as our directors or executives, and reimbursement of plaintiffs’ costs, including attorneys’ and experts’ fees. The District Court Actions have been consolidated in In Re Genzyme Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs’ failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending our board of director’s completion of its ongoing investigation in response to the shareholders demand.

Fabrazyme Patent Litigation

In October 2009, Shelbyzyme LLC filed a complaint against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. patent 7,011,831 by “making, using, selling and promoting a method for the treatment of” Fabry disease. The ‘831 patent, which is directed to a method for treating Fabry disease, was issued in March 2006 and expired in March 2009. The plaintiffs seek damages for past infringement, including treble damages for alleged willful infringement and reimbursement of costs, including attorney’s fees. We intend to defend this lawsuit vigorously.

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

ANDA Litigation

As disclosed in our 2009 Form 10-K, we have initiated patent litigation against a number of companies that submitted to the FDA ANDAs containing Paragraph IV certifications seeking approval to market generic versions of Renagel, Renvela and Hectorol. One of the ANDA filers, Sandoz, Inc., or Sandoz, is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Maryland alleging that Sandoz’s proposed generic products infringe U.S. Patent No. 5,667,775, which expires in 2014 (the “ ‘775 Patent”) Sandoz filed an answer and counterclaims alleging that the ‘775 Patent and U.S. Patent No. 6,733,780, which expires in 2020 (the “ ‘780 Patent”) are invalid and/or not infringed by Sandoz’s proposed generic sevelamer hydrochloride products. In the first quarter of 2010, the court granted our motion to dismiss Sandoz’s counterclaims with respect to the ‘780 Patent. We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

We have also initiated new ANDA litigation on our Renvela® products. On May 24, 2010 we sued Watson Laboratories Inc., Watson, in the U.S. District Court for the District of Maryland, alleging patent infringement of our Orange Book listed ‘775 patent. Watson is seeking to enter the market with a generic version of our 800 mg Renvela® tablet prior to the September 16, 2014 expiry of the ‘775 patent.

During May and June, 2010, we sued Impax Laboratories Inc., Lupin Ltd. and Watson in the U.S. District Court for the District of Maryland for patent infringement of the ‘775 patent based on their ANDA applications seeking approval of generic versions of our 0.8 g and 2.4 g Renvela® sachet products. In each of these actions, the generic defendant is seeking to enter the market prior to the expiry of the ‘775 patent.

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

We incorporate by reference our disclosure related to risk factors which is set forth under the heading “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations — Risk Factors” in Part I., Item 2. of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, our board authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we purchased $1.0 billion of our common stock at an effective purchase price of $63.79 per share. Pursuant to the agreement, in June 2010, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares of our common stock. On October 18, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares purchased are authorized and no longer outstanding shares.

We did not purchase any shares of our common stock in the third quarter of 2010.

ITEM 6.	EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION

By:	/s/ MICHAEL S. WYZGA
Michael S. Wyzga
Executive Vice President, Finance,
Chief Financial Officer

Dated: November 9, 2010

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2010

EXHIBIT INDEX

Exhibit No.		Description

*2	.1	Asset Purchase Agreement, dated September 13, 2010, between Genzyme Corporation and Laboratory Corporation of America Holdings. Filed as Exhibit 2.1 to Genzyme’s Form 8-K filed on September 19, 2010.
*3	.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed on June 22, 2010.
*3	.2	By-laws of Genzyme Corporation, as amended. Filed as Exhibit 3.2 to Genzyme’s Form 8-K filed on June 22, 2010.
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101		The following materials from Genzyme Corporation’s Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited, Consolidated Financial Statements.

*	Previously filed with the SEC and incorporated herein by reference. Exhibits filed with Form 8-K of Genzyme Corporation were filed under Commission File No. 0-14680.