Form 10-K
period 2010-12-31
GENZYME CORP
filed 2011-03-01
CIK 732485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	06-1047163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kendall Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(617) 252-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Genzyme Common Stock, $0.01 par value (“Genzyme Stock”)	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2010: $12,259,385,395.

Number of shares of Genzyme Stock outstanding as of January 31, 2011: 261,188,111

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed no later than 120 days after the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING REFERENCES TO GENZYME

Throughout this Form 10-K, the words “we,” “us,” “our” and “Genzyme” refer to Genzyme Corporation and its consolidated subsidiaries, and “our board” or “our board of directors” refers to the board of directors of Genzyme Corporation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding future events and our future operations and results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of these words and other similar expressions. These forward-looking statements include information concerning our future results of operations; our business plans and strategies; the proposed acquisition of us by Sanofi-Aventis; our manufacture and supply of products, including Cerezyme and Fabrazyme; regulatory approvals, including approvals of product candidates and new and additional manufacturing facilities and operations; our compliance with the U.S. Food and Drug Administration, or FDA, consent decree relating to our Allston facility and the transfer of certain operations to other facilities; clinical trial results for our product candidates, including alemtuzumab for MS; the effects of legislation or regulations on our business, including the impact of legislation on reimbursement payments. Forward-looking statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these statements. These risks and uncertainties include those described under the heading “— Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this report. You should not place substantial reliance on the forward-looking statements in this report. These statements are made only as of the date this report is filed with the Securities and Exchange Commission, and except as required under Federal securities laws and related rules and regulations, we do not undertake, and specifically decline, any obligation to update any of these statements.

NOTE REGARDING TRADEMARKS

Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Myozyme®, Lumizyme®, Renagel®, Renvela®, Campath®, Clolar®, Mozobil®, Thymoglobulin®, Synvisc®, Synvisc-One®, Sepra®, Seprafilm®, Carticel®, Epicel® and Hectorol® are our registered trademarks. MabCampathtm, Cholestageltm, Evoltratm, MACItm and Jonexatm are our trademarks. Welchol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Elaprase® is a registered trademark of Shire Human Genetic Therapies, Inc. Prochymal® and Chondrogen® are registered trademarks of Osiris Therapeutics, Inc. Fludara® and Leukine® are registered trademarks licensed to Genzyme. All other trademarks referred to in this report are the property of their respective owners. All rights reserved.

PART I

ITEM 1.	BUSINESS

GENERAL

We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer and transplant and auto-immune disease. In addition to these areas, we are developing products focused on cardiovascular disease, neurodegenerative diseases and other areas of unmet medical need.

We were founded in 1981 and became a Massachusetts corporation in 1991. Our executive offices are located at Genzyme Center, 500 Kendall Street, Cambridge, Massachusetts 02142. Our phone number is (617) 252-7500. Our website address is www.genzyme.com. The contents of our website are not incorporated by reference into this report and you should not consider information provided on our website to be part of this report.

Segments

We are organized into five principal business units, which are also our reporting segments:

•	Personalized Genetic Health (PGH). Our Personalized Genetic Health, or PGH, business is focused on products for the treatment of genetic diseases and other chronic debilitating diseases, including lysosomal storage disorders, or LSDs, a group of metabolic disorders caused by enzyme deficiencies, and cardiovascular disease.

•	Renal and Endocrinology. Our Renal and Endocrinology business is focused on products for the treatment of renal diseases, including chronic renal failure, and endocrine and immune-mediated diseases.

•	Biosurgery. Our Biosurgery business is focused on biotherapeutics and biomaterial-based products to meet medical needs in the orthopaedics and broader surgical areas.

•	Hematology and Oncology (HemOnc). Our Hematology and Oncology, or HemOnc, business is focused on products for, or related to, the treatment of cancer, the treatment of transplant rejection and other hematologic and auto-immune disorders.

•	Multiple Sclerosis (MS). Our Multiple Sclerosis, or MS, business is focused on developing products for the treatment of MS and other auto-immune disorders.

We restructured our prior business units and reporting segments effective January 1, 2010. For information on the revisions to our prior segment presentation, see “ — Introduction” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K. All prior periods presented in this report have been revised to conform to our current segment presentation. For financial information by segment, including revenues, income (loss) and assets, and consolidated financial information by geographical area, including revenues and long-lived assets, see Note R., “Segment Information,” to our consolidated financial statements included in Part II, Item 8. of this Form 10-K.

Proposed Acquisition by Sanofi-Aventis

On February 16, 2011, we announced that we had entered into a merger agreement with Sanofi-Aventis, or Sanofi, pursuant to which Sanofi agreed to amend the consideration being offered in its previously commenced tender offer to purchase all outstanding shares of our common stock and, upon successful completion of the tender offer, we would become a subsidiary of Sanofi. The merger agreement further provides for the subsequent merger of a wholly-owned subsidiary of Sanofi with and into us, subject to shareholder approval, if required by applicable law. For more information about the merger agreement, including its terms and conditions, see “ — Proposed Acquisition by Sanofi-Aventis” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Divestitures of Non-Core Businesses

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing business, diagnostic products business and pharmaceutical intermediates business. In November 2010, we completed the sale of our genetics testing business to Laboratory Corporation of America Holdings, or LabCorp, for net cash proceeds of $915.9 million. In January 2011, we completed the sale of our diagnostic products business to Sekisui Chemical Co., Ltd. for $265.0 million in cash. In February 2011, we completed the sale of our pharmaceutical intermediates business to International Chemical Investors Group, or ICIG. None of these businesses were included in our principal business units. For more information on these divestitures, see ‘‘ — Introduction” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

PRODUCTS AND PRODUCT CANDIDATES

Personalized Genetic Health

Our principal PGH products and our lead PGH product candidates, along with a general description of the disease, condition or use for which they are approved and/or for which approval is targeted, are set forth below:

Product	Disease/Condition/Use

Cerezyme	Gaucher disease
Fabrazyme	Fabry disease
Myozyme/Lumizyme	Pompe disease

Product Candidate	Targeted Disease/Condition/Use

Eliglustat tartrate (phase 3)	Gaucher disease
Mipomersen (phase 3)	Familial hypercholesterolemia

Additional information about these and other PGH products is set forth below.

Cerezyme (imiglucerase for injection).  Cerezyme is a recombinant human enzyme that is used to treat Gaucher disease, an inherited, potentially life-threatening LSD. It is estimated that there are approximately 10,000 Gaucher patients worldwide. There are approximately 4,700 patients currently treated with Cerezyme. The principal markets for Cerezyme are the United States, Latin America and the European Union, or the EU.

Our results of operations are highly dependent on sales of Cerezyme, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme totaled $719.6 million, or 18% of our total revenues in 2010; $793.0 million, or 20% of our total revenues in 2009; and $1.24 billion, or 30% of our total revenue in 2008. Cerezyme revenues in 2009 and 2010 reflect limited supply and shipments due to the production interruptions at our Allston manufacturing facility. For information about the production interruptions at the Allston facility and the supply of Cerezyme, see “ — Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II., Item 7. of this Form 10-K.

Fabrazyme (agalsidase beta).  Fabrazyme is a recombinant human enzyme that is used to treat Fabry disease, an inherited, progressive and potentially life-threatening LSD. Fabry disease is estimated to affect between 5,000 and 10,000 people worldwide. The principal markets for Fabrazyme are the United States and the EU.

Sales of Fabrazyme totaled $188.2 million, or 5% of our total revenue in 2010; $429.7 million, or 11% of our total revenue in 2009; and $494.3 million, or 12% of our total revenue in 2008. Fabrazyme revenues in 2009 and 2010 reflect limited supply and shipments of product due to the production interruptions at our Allston facility. For information about the production interruptions at the Allston facility and the supply of Fabrazyme, see “ — Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Myozyme/Lumizyme (alglucosidase alfa).  Myozyme and Lumizyme are recombinant human enzymes used to treat Pompe disease, an inherited, progressive and often fatal LSD. We estimate that there are approximately 10,000 Pompe patients worldwide. There are approximately 1,400 Pompe patients currently treated with Myozyme or Lumizyme worldwide, including approximately 350 patients in the United States.

Myozyme and Lumizyme have been marketed since 2006 and June 2010, respectively. The principal markets for these products are the United States and the EU. Both products are a recombinant form of the same human enzyme but are manufactured using different sized bioreactors. Myozyme is manufactured at a 4000 liter and 160 liter bioreactor scale and is used to treat Pompe disease in infants, children and adults. Lumizyme is manufactured at a 4000 liter bioreactor scale for use in the United States to treat Pompe disease in children and adults. In August 2010, we closed our Alglucosidase Alpha Temporary Access Program, or ATAP, the program we created in 2007 through which we provided therapy free of charge to Pompe patients prior to commercial approval of Lumizyme. Substantially all of the former ATAP patients were transferred to commercial Lumizyme treatment by the end of 2010.

Other PGH Products

Aldurazyme (laronidase).  Aldurazyme is a recombinant human enzyme that is used to treat Mucopolysaccharidosis I (MPS I), an inherited, progressive, and potentially life-threatening LSD. Aldurazyme is manufactured by BioMarin Pharmaceutical Inc., or BioMarin, with whom we have a joint venture and to whom we pay royalties based on net sales of Aldurazyme. For information about our relationship with BioMarin in connection with Aldurazyme, see “ — Key Strategic Relationships” set forth below.

Elaprase (idursulfase).  Elaprase is a recombinant human enzyme developed by Shire Human Genetic Therapies, Inc., or Shire HGT, that is used to treat Mucopolysaccharidosis II (MPS II), also known as Hunter Syndrome, an inherited, progressive and potentially life-threatening LSD. We market and distribute Elaprase in Japan and other Asia Pacific countries under an agreement with Shire HGT.

Lead PGH Product Candidates

Eliglustat tartrate.  We are developing eliglustat tartrate for the treatment of Gaucher disease. We believe this product candidate, which is administered orally in capsule form, has the potential to transform the treatment experience of patients by providing a superior treatment alternative to bi-weekly infusions. Three-year data from our phase 2 trial of eliglustat tartrate suggests comparable efficacy to Cerezyme. We are currently enrolling patients in three phase 3 trials and anticipate product approval by the end of 2013.

Mipomersen.  In collaboration with Isis Pharmaceuticals Inc., or Isis, we are developing mipomersen for the treatment of patients with familial hypercholesterolemia, a genetic disorder resulting in very high cholesterol levels, who remain at significant cardiovascular risk using other treatments. We have completed four phase 3 trials and anticipate product approval in 2012. For more information about our relationship with Isis in connection with mipomersen, see “ — Key Strategic Relationships” set forth below.

PGH Marketing and Distribution

We market and sell our PGH products directly to physicians, hospitals, treatment centers, pharmacies and government agencies through our employee sales force. These products are distributed through independent distributors or wholesalers.

Renal and Endocrinology

Our principal Renal and Endocrinology products, along with a general description of the disease, condition or use for which they are approved, are set forth below:

Product	Disease/Condition/Use

Renagel	High phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis
Renvela	High phosphorus levels in certain CKD patients
Hectorol	Elevated parathyroid hormone levels in certain CKD patients
Thyrogen	Follow-up screening and treatment for thyroid cancer following thyroid gland removal

Additional information about these products is provided below.

Renagel (sevelamer hydrochloride)/Renvela (sevelamer carbonate).  Renagel and Renvela are oral phosphate binders used in CKD patients on dialysis to treat a condition called hyperphosphatemia, or elevated phosphorus levels, which is associated with heart and bone disease. Renvela is a second generation, buffered phosphate binder. In the United States, there are an estimated 395,000 dialysis patients, approximately 90% of whom receive a phosphate binder. There are an estimated 350,000 dialysis patients in the EU and 65,000 in Brazil. In the EU, Renvela is also approved to treat CKD patients not on dialysis but who have very high blood phosphorus levels.

The principal markets for Renagel are the United States, the EU and Brazil. The principal markets for Renvela, which was first marketed in 2007, are the United States and the EU. In 2010, Renvela was launched in the key EU markets of France, Spain, Italy and the U.K. We generally market Renagel and Renvela directly to nephrologists through our employee sales force and distribute these products through wholesalers and distributors. In Japan and several Pacific Rim countries, Renagel is developed and marketed by Chugai Pharmaceutical Co., Ltd. and its sublicensee, Kyowa Hakko Kirin Co., Ltd.

Our sales of Renagel and Renvela totaled $697.7 million, or 17% of our total revenue in 2010; $706.6 million, or 18% of our total revenue in 2009; and $677.7 million, or 16% of our total revenue in 2008.

Hectorol (doxercalciferol capsules and injections).  Hectorol is a prescription vitamin D product used in certain CKD patients to treat a condition called secondary hyperparathyroidism, which is associated with bone disease. Hectorol is approved for certain stage 3, stage 4 and stage 5 CKD patients. We estimate that there are between 2.0 million and 4.7 million individuals in the United States with stage 3, stage 4 and stage 5 CKD who have secondary hyperparathyroidism, although a significantly smaller number of patients are being treated for the condition. The principal market for Hectorol is the United States. We market Hectorol through our employee sales force primarily to nephrologists and distribute the product through wholesale distributors.

Thyrogen (thyrotropin alfa for injection).  Thyrogen is a recombinant human hormone that is used to allow thyroid cancer patients who have had their thyroid gland removed because of well-differentiated thyroid cancer to remain on hormone replacement therapy, and as a result avoid withdrawal symptoms, during follow-up testing and certain follow-up treatments. There are approximately 65,000 new patients diagnosed with well-differentiated thyroid cancer annually in the United States and EU combined, and we believe that Thyrogen has the potential to be used with approximately 70% of these patients. The principal markets for Thyrogen are the United States, the EU, Canada and Brazil. We market Thyrogen to endocrinologists principally through our employee sales force and, in limited instances, through contract sales forces. We distribute Thyrogen primarily through independent distributors. In Japan, Thyrogen is marketed and sold by Sato Pharmaceutical Co., Ltd.

Biosurgery

Our principal Biosurgery products, along with a general description of the disease, condition or use for which they are approved, are set forth below:

Product	Disease/Condition/Use

Synvisc	Pain associated with osteoarthritis of the knee, hip, ankle and shoulder
Synvisc-One	Pain associated with osteoarthritis of the knee
Seprafilm	Reduction of adhesions after open abdominal and pelvic surgery

Additional information about these products is provided below.

Synvisc/Synvisc-One (hylan G-F 20).  Synvisc and Synvisc-One are viscosupplements used to treat pain associated with osteoarthritis, or OA, of certain joints. Synvisc is a triple-injection product and Synvisc-One is our next-generation, single-injection product. The principal viscosupplementation market is treatment of pain associated with OA of the knee. It is estimated that only 16% of the approximately 9 million people with OA of the knee that are eligible to be treated with a viscosupplement in the United States receive such treatment.

The principal markets for Synvisc are Japan, the United States and the EU. Synvisc was approved in Japan in September 2010. The principal markets for Synvisc-One are the United States and the EU, markets in which Synvisc-One was first approved in 2009. We generally market Synvisc and Synvisc-One through our employee sales force directly to physicians, hospitals and pharmacies. We distribute these products principally through independent distributors. Outside the United States, we also sell directly to clinics and hospitals. In Japan, Synvisc is marketed and distributed by Teijin Pharma Limited.

Seprafilm.  Seprafilm is a biomaterial-based membrane used in abdominal and pelvic surgeries to help reduce postoperative internal scar tissue called adhesions. Seprafilm is the first product approved in the United States that is clinically proven to reduce the incidence, extent and severity of postsurgical adhesions following abdominal and pelvic surgery. In the United States, is estimated that there are approximately 2.1 million abdominal and pelvic procedures, including approximately 1.3 million Caesarean sections, performed annually. The principal markets for Seprafilm are the United States and Japan. We market and distribute Seprafilm directly to hospitals primarily through our employee sales force in the United States and through contract sales forces and independent distributors in other markets. In Japan, Seprafilm is marketed and sold by Kaken Pharmaceuticals Co. Ltd.

Hematology and Oncology

Our principal HemOnc products, along with a general description of the disease, condition or use for which they are approved, are set forth below:

Product	Disease/Condition/Use

Thymoglobulin	Renal transplant rejection, other organ transplant rejection, graft versus host disease and aplastic anemia
Clolar/Evoltra	Relapsed or refractory pediatric leukemia
Mozobil	Mobilization of stem cells for use in autologous transplantation in patients with certain blood cancers

Additional information about these and other HemOnc products is provided below.

Thymoglobulin (anti-thymocyte globulin, rabbit).  Thymoglobulin is a polyclonal antibody used to treat acute rejection in organ transplants. In the United States, Thymoglobulin is approved to treat acute rejection in renal transplants. Thymoglobulin is approved in many countries outside the United States for additional uses, including the prevention and treatment of rejection in other organ transplants, the prevention and treatment of graft versus host disease, and the treatment of a blood disease called aplastic anemia. In the United States, Thymoglobulin is also subject to significant non-approved and non-promoted use to prevent acute rejection in renal transplants. There were approximately 15,000 kidney transplants performed in the United States in 2010.

It is estimated that acute immunosuppressant therapies such as Thymoglobulin were used in greater than 80% of these procedures. There are more than 65,000 kidney transplants estimated to take place annually worldwide.

The principal markets for Thymoglobulin are the United States, the EU and China. In the United States Thymoglobulin is sold through wholesalers and distributed by us. Outside the United States, we market Thymoglobulin through our employee sales force to transplant centers for use by transplant surgeons, nephrologists, hematologists and oncologists and distribute the product through wholesale distributors.

Clolar (clofarabine).  Clolar, which is marketed as Evoltra outside the United States, is a purine nucleoside analog used to treat acute lymphoblastic leukemia, or ALL, that has relapsed or is refractory, or non-responsive, to at least two prior courses of treatment in pediatric patients. Each year, an estimated 700 children worldwide, including approximately 300 in the United States, experience a second relapse of ALL and require additional therapy. Clolar is also subject to significant non-approved and non-promoted use to treat acute myeloid leukemia, or AML. The principal markets for Clolar are the United States and the EU. Generally, we market Clolar through our employee sales force to oncology specialists in hospital settings and distribute it though wholesale distributors. Clolar has also been granted orphan drug status for in the United States and the EU. We are supporting a study of Clolar for use in adult AML being sponsored by the National Cancer Research Institute.

Mozobil (plerixafor injection).  Mozobil is a small molecular compound used to facilitate the release of stem cells from bone marrow for autologous transplantation, or transplantation from the same person, in patients with certain blood cancers. It is used in connection with a growth hormone that stimulates bone marrow stem cell production. In the United States, Mozobil is approved to treat patients with multiple myeloma, or MM, and non-Hodgkin’s lymphoma, or NHL. In the EU, it is approved to treat patients with lymphoma and MM whose cells mobilize poorly. It is estimated that approximately 35,000 donor-recipient bone marrow stem cell transplants are performed each year globally for MM, NHL and Hodgkin’s lymphoma.

The primary markets for Mozobil are the United States and the EU, markets in which Mozobil was first marketed in 2009. We market Mozobil primarily through our employee sales force to hematologists, oncologists and transplant specialists in clinic and hospital settings. We generally distribute Mozobil through an independent distributor. Outside the United States, we also sell Mozobil directly to clinics and hospitals.

Other HemOnc Products

Campath (alemtuzumab).  Campath is a humanized monoclonal antibody use to treat a blood cancer called B-cell chronic leukemia, or B-CLL.

Fludara (fludarabine phosphate).  Fludara is a purine nucleotide analog that is used to treat B-CLL and low-grade NHL.

Leukine (sargramostim).  Leukine is a recombinant protein that is used for myeloid reconstitution after bone marrow transplants and to reduce infection after chemotherapy.

Multiple Sclerosis

Alemtuzumab.  We are developing alemtuzumab for the treatment of MS, a chronic and debilitating disease in which the body’s immune system attacks the central nervous system. Alemtuzumab is a humanized monoclonal antibody that binds to a specific target on certain immune system cells, resulting in the depletion of these cells while allowing the immune system to reconstitute itself. It is estimated that there are approximately 2.1 million MS patients worldwide. Worldwide sales of MS therapies exceeded $10.0 billion in 2009 and are expected to be $13.0 billion by 2012, driven by anticipated growth in the number of MS patients under treatment, price increases of current therapies and future therapies. Despite advances in the management of MS, there remains an unmet medical need for therapies with greater efficacy and improved convenience. We believe alemtuzumab’s mechanism of action is fundamentally different from current MS treatments and its anticipated once-yearly dosing regimen would be more convenient than the dosing regimens of many existing therapies that require frequent, and in some cases daily, injections.

We are currently developing alemtuzumab for the treatment of Relapsing-Remitting MS, or RRMS, the most common form of MS. Approximately 85% of patients with MS will have RRMS, with some of these patients later developing more severe forms of the disease. We have completed enrollment in two phase 3 clinical trials of alemtuzumab vs. Rebif® (a standard of care therapy) for the treatment of RRMS, from which we expect to obtain results in 2011. Five-year follow up data from our phase 2 study continues to show durable treatment benefit. In 2010, the FDA granted alemtuzumab “fast track” status for the treatment of RRMS. We anticipate product approval in the United States in the second half of 2012. Under an agreement with Bayer, we have worldwide commercialization rights to alemtuzumab and are primarily responsible for its development. For more information about our relationship with Bayer in connection with alemtuzumab, see “ — Key Strategic Relationships” set forth below.

Our MS business unit currently has no approved products.

COMPETITION

We are engaged in segments of the human healthcare products industry that are highly competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology and generic and biosimilar manufacturers. Some of these competitors may have more extensive research and development, regulatory compliance, manufacturing, marketing and sales capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products that are more effective or more economical than any that we have or may develop and may also be more successful than we are in manufacturing, marketing and selling products. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical. Each of our products faces different competitive challenges. A description of the competition faced by our principal products in each of our principal business units is set forth below.

Personalized Genetic Health

Cerezyme.  Cerezyme competes with VPRIVtm, a product manufactured and marketed by Shire plc, or Shire. VPRIV was approved in the United States in February 2010 and in the EU in August 2010. In addition, Protalix Biotherapeutics Ltd., or Protalix, and Pfizer Inc. are currently developing, UPLYSOtm to treat Gaucher disease. Protalix has applied for marketing approval for UPLYSO in the United States. Cerezyme competes on the basis of efficacy, safety, availability and price. Competition is also impacted by our and our competitors’ relationships with healthcare providers, patients and patient organizations. Our previous Cerezyme shortages created opportunities for our competitors and have resulted in a decrease in the number of patients using Cerezyme and a loss of our overall market share of Gaucher patients. For more information on these shortages and the impact on Cerezyme’s competitive position, see “ — Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Fabrazyme.  Fabrazyme competes outside the United States with Replagal, a product marketed by Shire. Fabrazyme is the only commercial product approved in the United States to treat Fabry disease. However, Replagal has been available in the United States on a non-commercial basis under a pre-approval access program since December 2009. In June 2010, Shire closed enrollment in the program and announced that it would continue to support a limited number of emergency pre-approval access requests. In August 2010, Shire reported that it had withdrawn its application for marketing approval for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” status, to consider updating it with additional clinical data. In addition, Amicus Therapeutics and GlaxoSmithKline are developing Amigaltm, an oral, small molecule product to treat Fabry disease that is currently in phase 3 clinical trials. Fabrazyme competes on the basis of availability, efficacy, safety and price. Competition is also impacted by our and our competitors’ relationships with healthcare providers, patients and patient organizations. Our Fabrazyme shortages continue to create opportunities for our competitors and have resulted in a decrease in the number of patients using Fabrazyme and a loss of our overall market share of Fabry patients. For more information on these shortages and the impact on Fabrazyme’s competitive position, see “ — Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Myozyme/Lumizyme.  Myozyme and Lumizyme are the only products approved to treat Pompe disease. Myozyme was granted orphan drug status in the United States and the EU and, as a result, has limited marketing exclusivity in the United States until 2013 and in the EU until 2016. For more information on orphan drug exclusivity marketing, see “Orphan Drug Act” under “Government Regulation — Other Government Regulation” below.

Renal and Endocrinology

Renagel/Renvela.  Renagel and Renvela compete with several other phosphate binders, including PhosLo®, marketed by Fresenius Medical Care, Fosrenol®, marketed by Shire and generic formulations of these products. Renagel and Renvela compete primarily on the basis of safety and efficacy. Our core patents protecting Renagel and Renvela expire in 2014 in the United States and in the EU in 2015. In addition, our Renagel and Renvela patents are the subjects of Abbreviated New Drug Application, or ANDA, filings in the United States by generic drug manufacturers as described in more detail in “Legal Proceedings” in Part I, Item 3. of this Form 10-K and in the “ — Risk Factors” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K under the heading “Some of our products will likely face competition from lower cost generic or follow-on products.”

Hectorol.  Hectorol competes primarily with several other vitamin D products, including Zemplar®, marketed by Abbott Laboratories, Inc., and calcitriol products, including Rocaltrol®, marketed by F. Hoffman-LaRoche Ltd. Hectorol competes primarily on the basis of efficacy. Our core patent protecting Hectorol in the United States expires in 2014. In addition, our Hectorol patents are the subjects of ANDA filings in the United States by generic drug manufacturers as described in more detail in “Legal Proceedings” in Part I, Item 3. of this Form 10-K and in the “ — Risk Factors” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K under the heading “Some of our products will likely face competition from lower cost generic or follow-on products.”

Thyrogen.  Thyrogen has no approved product competitor.

Biosurgery

Synvisc/Synvisc-One.  Synvisc and Synvisc-One compete with several multiple injection viscosupplements in the United States and with several single injection and multiple injection viscosupplements outside the Unites States. In the United States, Synvisc-One is the only single-injection viscosupplement approved for treatment of pain associated with OA of the knee. We believe single-injection products generally have a competitive advantage over multiple injection products because of their greater ease of administration and patient compliance. Synvisc and Synvisc-One compete primarily on the basis of price, efficacy and product attributes, including viscosity, elasticity and molecular weight, duration of efficacy, and number of required injections.

Seprafilm.  In the United States, Seprafilm does not have significant on-label competition in the area of abdominal surgery, but does compete with several products in gynecologic surgery indications. Seprafilm’s primary competitor with respect to gynecological surgeries in the United States is Interceed®, a sheet adhesion barrier marketed by Gynecare Worldwide, a division of a Johnson & Johnson company. Seprafilm also competes with Interceed in Japan and with several adhesion prevention products in the EU. Seprafilm competes primarily based on efficacy, safety, price and ease of use.

Hematology and Oncology

Thymoglobulin.  Thymoglobulin competes with several products used for the prevention or treatment of acute rejection in renal transplant, including Novartis AG’s Simulect®, Pfizer Inc.’s ATGAM®, Fresenius Biotech GmbH’s ATG-Fresenius S® and corticosteroids. Thymoglobulin competes primarily on the basis of efficacy.

Clolar.  Clolar competes to a limited degree with certain generic chemotherapy agents. It also competes for a subset of the pediatric ALL market with Arranon®/Atriana®, marketed by GlaxoSmithKline. Clolar competes primarily on the basis of efficacy.

Mozobil.  Mozobil competes with alternative methodologies for mobilizing stem cells, which include the use of various chemotherapy agents in combination with growth factors and the use of growth factors alone. Mozobil competes based primarily on efficacy and price.

KEY STRATEGIC RELATIONSHIPS

We have entered into strategic relationships with third parties that give us the right to develop, manufacture, market and/or sell products. Our key strategic relationships are described below.

Bayer Schering Pharma A.G.

In May 2009, we acquired from Bayer Schering Pharma A.G., or Bayer, worldwide rights to commercialize alemtuzumab for the treatment of MS. As part of this transaction, we also obtained worldwide rights to Campath, Fludara and Leukine. Prior to this transaction, we shared with Bayer the development of alemtuzumab and Bayer held the rights to commercialize the product for MS. Under our revised arrangement with Bayer we have primary responsibility for the product’s development while Bayer continues to fund development at the levels specified under the previous agreement and participates in a development steering committee. Bayer also retains an option to co-promote alemtuzumab for the treatment of MS. For additional information about our relationship with Bayer, see “ — Strategic Transactions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Isis Pharmaceuticals, Inc.

In January 2008, we obtained an exclusive, worldwide license from Isis to develop and commercialize mipomersen. Under our arrangement, we paid Isis a $175.0 million upfront nonrefundable license fee and $150.0 million for five million shares of Isis common stock. Isis is responsible, up to $125.0 million, for the development of mipomersen. Thereafter, we and Isis will share development costs for mipomersen equally. The initial funding commitment by Isis and shared development funding commitment end when the mipomersen program is profitable. Isis is eligible to receive up to $750.0 million in commercial milestone payments and up to $825.0 million in development and regulatory milestone payments. We will be responsible for marketing and sales expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio would be adjusted on a sliding scale if and as annual revenues for mipomersen increase to $2.0 billion, at which point we would share profits equally with Isis. The results of our mipomersen program are included in the results of our Personalized Genetic Health segment. For additional information about our relationship with Isis, see “Strategic Transactions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

BioMarin Pharmaceutical Inc.

In 1998, we and BioMarin Pharmaceutical Inc., or BioMarin, formed a joint venture, BioMarin/Genzyme LLC, to develop and market Aldurazyme. Under our collaboration agreement, BioMarin/Genzyme LLC licenses all intellectual property relating to Aldurazyme on a royalty-free basis to us and to BioMarin. BioMarin holds the manufacturing rights, and we hold the global marketing rights for Aldurazyme. We pay BioMarin a tiered payment ranging from 39.5% to 50% of worldwide net product sales of Aldurazyme.

MANUFACTURING AND RAW MATERIALS

Manufacturing

Our manufacturing operations consist of bulk manufacturing, formulation and finish operations, including fill-finish and tableting activities, for our products and product candidates for both commercial and clinical purposes. We also use third-party contract manufacturers to produce or assist in the production of certain of our products and product candidates. An overview of our manufacturing operations for each of our principal business units is provided below.

Personalized Genetic Health.  The table below indicates the bulk manufacturing and finish operations performed by us, including facility location, and those operations performed by contract manufacturers with respect to our principal PGH products.

Product	Bulk Manufacturing	Finish Operations

Cerezyme	Genzyme (Allston)	Genzyme (Waterford)
Fabrazyme	Genzyme (Allston)	Contract Manufacturer; Genzyme (Allston)
Myozyme/Lumizyme 4000L	Genzyme (Geel)	Genzyme (Waterford); Contract Manufacturer
Myozyme 160L	Genzyme (Framingham--small-scale facility)	Genzyme (Waterford)

Cerezyme and Fabrazyme are currently manufactured at our Allston facility using six 2000 liter bioreactors. We are constructing a new manufacturing facility in Framingham, Massachusetts that will include four bioreactors that can be used for Cerezyme and Fabrazyme production. We expect to receive U.S. approval for this new facility in the second half of 2011. For more information on the new Framingham facility and its expected impact on Cerezyme and Fabrazyme manufacturing and supply, see “ — Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Lumizyme and Myozyme produced at the 4000 liter bioreactor scale are manufactured at our Geel facility using two 4000 liter bioreactors. We are currently adding a third 4000 liter bioreactor at the facility for production of these products and expect to receive approval of the additional capacity by the end of 2011. In addition, we began construction of an additional manufacturing facility in Geel which will include two 4000 liter bioreactors for Lumizyme and Myozyme production. We expect to receive approval for this new facility in late 2014.

In connection with the FDA consent decree relating to our Allston facility, in 2010 we transferred our fill-finish operations for Fabrazyme and Myozyme 160L sold in the United States from the Allston facility to, respectively, Hospira Worldwide Inc., or Hospira, a contract manufacturer, and our Waterford facility. We expect to transfer fill-finish operations for Fabrazyme sold outside the United States from our Allston facility to Hospira during the first half of 2011. For more information on the FDA consent decree and the impact on our manufacturing operations, see “FDA Consent Decree” under “ — Government Regulation — Other Government Regulation” below. We are currently expanding our finishing capacity at our Waterford facility, where Cerezyme, Lumizyme and Myozyme are currently fill-finished, and expect to increase fill-finish capacity at the facility by approximately 400%. We expect to receive product-specific approval for this additional capacity beginning in late 2011.

Renal and Endocrinology.  The table below indicates the bulk manufacturing and finish operations performed by us, including facility location, and those performed by contract manufacturers with respect to our principal Renal and Endocrinology products.

Product	Bulk Manufacturing	Finish Operations

Renagel	Genzyme (Haverhill), Contract manufacturer	Genzyme (Waterford)
Renvela	Genzyme (Haverhill), Contract manufacturer	Genzyme (Waterford)
Hectorol	Contract manufacturer	Genzyme (Ridgefield)
Thyrogen	Genzyme (Framingham--small scale facility)	Contract manufacturer, Genzyme (Allston)

In response to the FDA consent decree, we transferred fill-finish operations for Thyrogen sold in the United States from our Allston facility to Hospira in 2010. Under the consent decree we are required to cease fill-finish operations at the Allston facility for Thyrogen sold outside the United States by August 2011. For more information on the FDA consent decree and the impact on our manufacturing operations, see “FDA Consent Decree” “ — Government Regulation — Other Government Regulation” below.

Biosurgery.  The table below indicates the bulk manufacturing and finish operations performed by us, including facility location, and those performed by contract manufacturers with respect to our principal Biosurgery products.

Product	Bulk Manufacturing	Finish Operations

Synvisc/Synvisc-One	Genzyme (Ridgefield)	Genzyme (Ridgefield)
Seprafilm	Genzyme (Framingham--biomaterials facility)	Genzyme (Framingham--biomaterials facility)

Hematology and Oncology.  The table below indicates the bulk manufacturing and finish operations performed by us, including facility location, and those performed by contract manufacturers with respect to our principal HemOnc products.

Product	Bulk Manufacturing	Finish Operations

Thymoglobulin	Genzyme (Marcy l’Etoile)	Genzyme (Marcy l’Etoile)
Clolar	Contract manufacturer	Contract manufacturer
Mozobil	Contract manufacturer	Contract manufacturer

In 2010, we completed construction of a new manufacturing facility in Lyon, France for bulk manufacturing of Thymoglobulin. We expect the facility will be approved in 2011.

Multiple Sclerosis.  Bulk manufacturing of alemtuzumab for MS is performed by a contract manufacturer.

Raw Materials

Some raw materials and components needed for manufacturing our products are provided by third-party suppliers. Most of the principal materials we use in our manufacturing operations are available from more than one source and in quantities adequate to meet our needs. However, in some cases, we are required to obtain materials from specific sources pursuant to the terms of our regulatory approvals, in which case alternative sources must be approved before they can be used. In addition, certain chemicals or components necessary for manufacturing our products are only available from a single source. Raw materials used in manufacturing of our products may also be derived from biological sources. These biologically sourced raw materials are subject to unique contamination risks and their use may be restricted in certain countries.

RESEARCH AND DEVELOPMENT COSTS

Our research and development costs were $847.3 million in 2010, $833.9 million in 2009 and $1.29 billion in 2008. These costs consist of the cost of our own independent research and development efforts and the costs associated with collaborative research and development and in-licensing arrangements. Research and development costs, including upfront fees and milestones paid to collaboration partners, are expensed as incurred if the underlying products have not received regulatory approval and have no future alternative use.

PATENTS, LICENSE AGREEMENTS AND TRADEMARKS

In general, we pursue a policy of obtaining patent protection both in the United States and in selected countries outside the United States for subject matter we consider patentable and important to our business.

Owned Patents

Patents owned by us that we consider important to our business include the following:

Personalized Genetic Health

Cerezyme is protected by U.S. Patent Nos. 5,549,892 which expires on August 27, 2013; 6,451,600 which expires on September 17, 2019; and corresponding international counterparts. Myozyme/Lumizyme is protected by U.S. Patent Nos. 6,118,045 which expires on August 18, 2018; 7,351,410 which expires on October 29, 2020 and 7,655,226 which expires on December 16, 2019; and corresponding international counterparts.

Renal and Endocrinology

Renagel and Renvela are protected by U.S. Patent Nos. 5,667,775 which expires on September 16, 2014; 5,496,545, 6,509,013, 7,014,846 and 7,459,151 which expire on August 11, 2013; and corresponding international counterparts. Renagel is also protected by U.S. Patent No. 6,733,780, which expires on October 18, 2020; and corresponding international counterparts. Renvela is also protected by U.S. Patent No. 6,858,203 which expires on September 20, 2013; and corresponding international counterparts. Hectorol (in capsule and injection form) is protected by U.S. Patent Nos. 5,602,116 which expires on February 11, 2014; and corresponding international counterparts. Hectorol for injection is also protected by U.S. Patent No. 7,148,211 which expires September 14, 2023. Thyrogen is protected by U.S. Patent Nos. 5,602,006 which expires on February 11, 2014; and 5,658,760, which expires on August 19, 2014; and corresponding international counterparts.

Biosurgery

Synvisc is protected by U.S. Patent Nos. 5,143,724 which expires on August 8, 2011; 5,399,351 which expires on March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent No. 5,527,893 which expires on June 18, 2013; and corresponding international counterparts.

Hematology and Oncology

Mozobil is protected by U.S. Patent Nos. RE42,152 which expires on December 10, 2013; and 6,987,102 which expires on July 22, 2023; and corresponding international counterparts.

Licensed Patents

In addition, a portion of our proprietary position is based upon patents that we have licensed from others, either through collaboration or traditional license agreements. These licenses generally are worldwide, exclusive, for a fixed duration and require us to use reasonable or diligent efforts to develop and commercialize the relevant product and to pay on-going royalties on product sales. Our licensed patents that we consider important to our business include the following:

•	Fabrazyme is protected by U.S. Patent No. 5,356,804, which we license from Mount Sinai School of Medicine of the City of New York and which expires on September 27, 2015. We pay a low to mid single digit royalty to Mount Sinai. Unless terminated in all or certain countries by us for convenience or by either party for material breach, the license will expire, on a country by country basis, upon the later of (i) expiration of the last-to-expire relevant patent in such country, or (ii) 10 years from first commercial sale of Fabrazyme in that country.

•	Aldurazyme is protected by numerous U.S. patents licensed from BioMarin and Harbor-UCLA Research and Education Institute, or Harbor-UCLA, and international counterparts. U.S. Patent Nos. 6,426,208, 7,041,487 and 7,354,576 expire on November 12, 2019. U.S. Patent No. 6,569,661 expires on April 23, 2020. U.S. Patent No. 6,858,206 expires on June 2, 2020. U.S. Patent No. 6,585,971 expires on July 1, 2020. Under a Manufacturing, Marketing and Sales Agreement with BioMarin, we pay a tiered transfer royalty for the supply of Aldurazyme we receive from BioMarin ranging from approximately 40% to approximately 50% of our net sales of the product. That agreement is perpetual unless terminated by either party for material breach, bankruptcy, convenience (upon one year prior written notice), or in the event of a change of control (as defined in the agreement). On behalf of BioMarin, we pay a high single digit royalty to Harbor-UCLA. Unless license agreements between Harbor-UCLA and BioMarin are terminated by either party for material breach, our royalty obligation will terminate upon the expiration of the last to expire of the relevant patents.

•	Myozyme/Lumizyme is protected by U.S. Patent No. 7,056,712, which we license from Synpac Pharmaceuticals (U.K.) Limited, or Synpac, and which expires on February 26, 2023, and international counterparts. We pay a royalty on net sales of Myozyme/Lumizyme to Synpac ranging from the mid single digits to mid teens, depending on the existence of patent coverage in a particular country. Unless terminated by either party for material breach, our agreement with Synpac will expire, on a country by country basis, upon the last-to-expire applicable patent in such country, or if no patent has issued in a given country, on March 29, 2016. In connection with an assignment of Duke University’s rights in the patents to Synpac, we will continue to pay a low single digit royalty to Duke on net sales of Myozyme/Lumizyme until the last to expire of the applicable patents.

•	Thyrogen is protected by U.S. Patent No. 5,840,566, which we license from Sloan-Kettering Institute for Cancer Research, or SKI and which expires on November 24, 2015. We pay to SKI a low single digit royalty on Thyrogen sold in the United States and Canada, the manufacture or sale of which is covered by an issued patent. Unless terminated by either party for material breach or by us for convenience, our license will terminate upon the later of (i) expiration of the patent or (ii) expiration of our royalty obligation.

•	Clolar is protected by U.S. Patent No. 5,661,136, which expires on January 14, 2018, and international counterparts, and which we license from Southern Research Institute, or SRI. We pay to SRI single digit royalties on our net sales of Clolar worldwide, except in Southeast Asia. Unless terminated by us for convenience, by SRI in the event of our bankruptcy, or by either party for a material breach or other cause, our royalty obligations continue on a country by country basis until the later of (i) 10 years after first commercial sale of Clolar in such country, or (ii) the last to expire of the relevant patents.

•	Campath is protected by U.S. Patent Nos. 5,846,534 and 6,569,430, which are licensed from British Technology General, or BTG, and expire on December 8, 2015, and international counterparts. We pay a high single digit royalty to BTG on net sales of Campath until 2017. Unless terminated by us for convenience, by BTG in the event of our bankruptcy or in the event we fail to achieve a certain percentage of forecasted sales, or by either party for material breach, the license for these patents will convert to a fully paid license upon expiration of our obligation to pay royalties in 2017.

•	Fludara (oral formulation) is protected by U.S. Patent Nos. 7,547,776 and 7,148,207, which are licensed from Alcafleu Management GmbH & Co. KG, or Alcafleu, an affiliate of Bayer, and expire on December 10, 2018 and December 20, 2022, respectively, and international counterparts. Our agreements with Bayer/Alcafleu are perpetual unless the Alcafleu license is terminated by Bayer for a material breach.

•	Leukine is protected by U.S. Patent No. 5,391,485, which is licensed from Alcafleu and expires on February 21, 2012. Our agreements with Bayer/Alcafleu are perpetual unless the Alcafleu license is terminated by Bayer for material breach.

•	Alemtuzumab for MS is protected by U.S. Patent Nos. 5,846,534 and 6,569,430, which are licensed from British Technology General and expire on December 8, 2015, and international counterparts. It is is also protected by U.S. Patent No. 6,120,766, which is licensed from BTG and expires on September 19, 2017, and international counterparts that expire in December 2012. We will pay a high single digit royalty to BTG on net sales of alemtuzumab for MS until 2017. Unless terminated by us for convenience, by BTG in the event of our bankruptcy or in the event we fail to achieve a certain percentage of forecasted sales, or by either party for material breach, the license for these patents will convert to a fully paid license upon expiration of our obligation to pay royalties in 2017.

Unless otherwise stated, generally patents issued in the United States are effective for:

•	the longer of 17 years from the date of issue or 20 years from the earliest effective filing date of the corresponding patent application if filed prior to June 8, 1995; and

•	20 years from the earliest filing date for patent applications filed on or after June 8, 1995.

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

Our patent position and proprietary technology are subject to certain risks and uncertainties. We reference information about these risks and uncertainties in the section entitled “ — Risk Factors,” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Our products and services are sold around the world under brand-name trademarks and servicemarks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it’s registered. Registrations generally are for fixed, but renewable, terms.

We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Myozyme®, Lumizyme®, Renagel®, Renvela®, Hectorol®, Thymoglobulin®, Campath®, Clolar®, Mozobil®, Synvisc®, Synvisc-One®, Carticel®, Sepra®, Seprafilm®, Sepragel®, Seprapack®, Sepramesh®, Sepraspray®, Lipobridge® Captique® and Epicel®, together with our trademarks, Cholestageltm, Evoltratm, MACItm, MabCampathtm, Jonexatm, BioMarin/Genzyme LLC’s registered trademark Aldurazyme®; Shire’s registered trademark Elaprase®; Daiichi Sankyo’s registered trademark Welchol®; and Alcafleu’s registered trademarks Fludara® and Leukine®, in the aggregate, to be of material importance to our business.

Generic Manufacturers and the ANDA Approval Process

Some of our drug products, including Renagel, Renvela, Hectorol, Clolar, Fludara and Mozobil are approved under the provisions of the United States Food, Drug and Cosmetic Act, or FDCA, and as a result, the patents protecting these products are subject to challenges by generic manufacturers under the ANDA generic drug approval process. The ANDA process allows generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement. If such patent infringement lawsuit is brought within a statutory 45-day period, then a 30-month stay of FDA approval for the ANDA is triggered. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of patents on a wide array of innovative therapeutic products listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. For more information regarding litigation involving us and potential competitors that have filed ANDAs relevant to our products, see “Legal Proceedings” in Part I, Item 3. of this Form 10-K. For more information about the risks ANDAs pose, see “Some of our products will likely face competition from lower cost generic or follow-on products” under “ — Risk Factors” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products and services.

FDA Approval

Most of our products and services require approval from the FDA and corresponding agencies in other countries before they can be marketed. In the United States, we market products that the FDA classifies as either “drugs,” “biologics” or “devices.” The activities required before drugs or biologics may be marketed in the United States include:

•	preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;

•	the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug, or IND, application;

•	adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

•	the submission of a New Drug Application, or NDA, for a drug or a Biologic License Application, or BLA, for a biologic; and

•	the approval by the FDA of a NDA or BLA.

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

The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, we could very likely be required to conduct further studies to provide additional data on safety or efficacy or, should we desire, to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could limit uses, require a “black box warning” on the prescribing information package insert, require a Risk Evaluation & Mitigation Strategy, or REMS, or in the most serious cases, result in a market withdrawal of the product or expose us to product liability claims. We are also subject to monetary penalties if we do not meet the timelines agreed to with the FDA for any post-approval requirements.

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

Our initial focus for obtaining marketing approval outside the United States is typically the EU. EU regulations and directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using one of three main procedures: the centralized procedure of the European Medicines Agency, or EMA, the decentralized/mutual recognition procedure or the national procedure (approval by one country only).

Under the centralized procedure, which is mandatory for biotechnology derived products, orphan designated products and products for specific therapeutic areas, applications are submitted to the EMA for an authorization which is valid for the EU. The EMA ensures a thorough evaluation of the application by its Committee for Human Medicinal Products, or CHMP, which draws from its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, CHMP adopts a positive opinion that is transmitted to the European Commission for the marketing authorization to be granted.

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

A marketing authorization may include post-marketing commitments to the health authorities. In July 2007, the European Commission’s Regulation on Penalties entered into force. This regulation authorizes the European Commission to impose sanctions on companies for non-completion of post-marketing commitments. These range from a fine of 10% of global revenue to removal of the product from the market.

EU regulations for products classified as medical devices have been implemented. Devices, such as our Sepra products, must receive marketing approval through a centralized procedure in which the device receives a CE Mark allowing distribution to all member states of the EU. The CE Mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed “Notified Body” working within the EU. After certification is received, a product dossier is reviewed that attests to the product’s compliance with EU directive 93/42 European Economic Community, or EEC, for medical devices. Only after this point is a CE Mark granted.

Other Government Regulation

Good Manufacturing Practices.  The FDA, the EMA and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biologic products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. All facilities and manufacturing techniques used for the manufacture of our products must comply with applicable regulations governing the production of pharmaceutical products known as Good Manufacturing Practices, or GMP.

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

FDA Consent Decree.  In May 2010, we entered into a consent decree with the FDA relating to our Allston facility. Pursuant to the consent decree, in November 2010, we paid $175.0 million to the FDA as disgorgement of past profits. The consent decree required us to cease fill-finish operations at the Allston facility for all products sold within the United States, which included Fabrazyme and Thyrogen, by November 2010. It also restricted promotion of Thyrogen fill-finished at the Allston facility to medically necessary use, as prescribed by the FDA. Fill-finish operations for products sold in the United States were transferred prior to the applicable deadlines to our Waterford facility and to Hospira. We are also required to cease fill-finish operations at the Allston facility for all products sold outside the United States, which similarly includes Fabrazyme and Thyrogen, by August 31, 2011. We could be subject to penalties equal to 18.5 percent of the revenue from the sale of any product fill-finished at the Allston facility after the applicable deadline. We expect to transfer remaining fill-finish operations from the Allston facility during the first half of 2011.

The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies reported to us since October 2008 or identified as part of a comprehensive inspection conducted by a third-party expert, who we were required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at our Allston facility. We are revising that plan to include additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have also retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our Allston facility for an additional five years. Conditioned upon our compliance with the terms of the consent decree, we may continue our bulk manufacturing operations at the facility, which includes bulk production of Cerezyme and Fabrazyme.

In addition to our payment of $175.0 million to the FDA, we have incurred, and will continue to incur, increased manufacturing operations costs in connection with the consent decree, including consultant fees and costs of implementing compliance measures. For more information about risks related to the consent decree, see “Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals” under “ — Risk Factors” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

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

Legislation similar to the Orphan Drug Act has been enacted in other countries outside the United States, including the EU. The orphan legislation in the EU is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to twelve years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the EMA.

Clinical Trial Registries and Results Databases.  Since 2005, we have posted information about ongoing and completed clinical trials on our website and other widely accessible sites, including the NIH-sponsored http://www.clinicaltrials.gov. In 2007, changes in both federal and state laws expanded the scope of trials requiring registration and public disclosure, increased the amount of information required to be included with the registration, and established new requirements for disclosing the results of completed trials. The 2007 legislation (the Food and Drug Administration Amendment Act of 2007, or the FDAAA of 2007) triggered a revision of our internal procedures to ensure compliance with the expanded requirements.

Specifically, the federal legislation requires disclosure of ongoing applicable clinical trials (including, specified device trials as well as drug trials) in http://www.clinicaltrials.gov within 21 days of first patient enrolled and of all pediatric post market device surveillance studies. In addition, beginning September 2008, the existing clinical trials registry was expanded to include a clinical trials results database. Full expansion was scheduled to be completed by September 2010 but has been delayed and revised timing for completion has not been provided. Results of completed applicable clinical trials must be disclosed in the results database within one year of trial completion, unless an extension is granted for pending regulatory action. We will continue to reassess these policies to seek to ensure that all applicable trials are registered and results disclosed. Failure to meet the requirements could result in penalties including civil monetary penalties.

Pediatric Regulation.  The FDAAA of 2007 reauthorized the Best Pharmaceuticals for Children Act, or BPCA, and the Pediatric Research Equity Act, or PREA. BPCA continues to offer manufacturers a 6-month market exclusivity incentive to conduct pediatric clinical studies at the request of the FDA. PREA requires manufacturers to file pediatric assessments, which may include actual pediatric data, a deferral of the pediatric obligation, or a waiver of the pediatric requirement, at the time of filing for all new drug and biologic submissions, as well as for certain supplemental applications. Pursuant to PREA, the FDA has the authority to require sponsors to conduct pediatric research as a contingency of the approval of an application or supplement or as a post-approval commitment. Under both BPCA and PREA, the FDA has the authority to mandate a pediatric label change subsequent to the filing of pediatric clinical data as well as publicly disseminate FDA reviews of pediatric clinical study data. The FDA’s increased oversight and authority regarding pediatric studies and subsequent labeling changes may result in regulatory delays and additional development costs for us.

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

Sales and Marketing

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the federal anti-kickback statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions, and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our practices might be challenged under anti-kickback or related laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Promotion of drugs for uses outside their labeled indications, so called “off-label” promotion, recently has led to several financially significant settlement agreements by companies under the False Claims Act.

Our activities relating to the sale and marketing of, and price reporting for, our products are subject to scrutiny under these fraud and abuse laws. Violations of these laws may result in criminal and/or civil sanctions, including fines and civil monetary penalties, as well as possible exclusion from federal health care programs, including Medicare and Medicaid. Federal and state authorities are paying increased attention to the pharmaceutical, biotechnology and medical device industries in enforcement of these laws, and we have been named in several legal proceedings alleging violations and are currently subject to a U.S. government investigation into our marketing and promotion of Seprafilm. For more information about risks related to this and other legal proceedings, see “We incur substantial costs as a result of litigation and other proceedings.” under “ — Risk Factors” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K. We are subject to similar fraud and abuse laws outside the United States.

Legislation and regulations have been enacted by, or are pending in, various states to regulate sales and marketing practices of pharmaceutical, biotechnology and medical device manufacturers. These initiatives generally involve limitations or prohibitions on, and reporting to state agencies of, financial interactions between manufacturers and health care professionals and institutions. Similar initiatives have been introduced in Congress and in 2010, as part of comprehensive federal health reform legislation, Congress passed the Physician Payment Sunshine Act which will require disclosure, beginning March 31, 2013, of certain types of payments made to physicians and teaching hospitals. We have dedicated resources that monitor these developments and work to comply appropriately with them. We are subject to similar regulations outside of the United States.

Laws and regulations have been promulgated at federal and state levels in the United States and in foreign countries intended to combat counterfeit drug products. We seek to comply with those federal, state and foreign “pedigree” or similar laws or rules to the extent currently in effect. We have allocated resources to develop interoperable electronic systems to seek to comply with forthcoming product serialization and track and trace requirements.

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

Aspects of the U.S. System

We participate in the Medicaid rebate program. Participation is required for our products to be covered and reimbursed by the various state Medicaid programs as well as by the Medicare Part B program. Under the Medicaid rebate program, we pay a quarterly rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each of our products is set by law as a minimum 23.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price, or BP, available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The inflation adjustment can cause the rebate amount to be significantly higher than the minimum 23.1% rebate mentioned above, particularly following our periodic price increases. The rebate amount is recomputed each quarter based on our reports of our current AMP and BP for each of our products. In addition, we are required to report AMP on a monthly basis. Computations are based on complex rules issued by the Medicaid program. Those rules have not been updated by Medicaid to accommodate extensive changes made to the rebate program by Congress when it enacted the collection of laws commonly referred to as the Affordable Care Act, ACA or Health Care Reform (i.e., the Patient Protection and Affordable Care Act, P.L. 111-148, or PPACA, enacted March 21, 2010; the Health Care and Education Reconciliation Act of 2010, P.L. 111-152, or HCERA, enacted March 21, 2010; and Section 204 of the Medicare and Medicaid Extenders Act of 2010, H.R. 4994).

We have policies and procedures in place that we update annually and more frequently as needed to incorporate changes in laws, regulations and Medicaid guidance, as well as product launches or other product-specific changes. We have updated our policies and procedures to be consistent with the ACA, and we will update the policies and procedures to comply with any regulations or other guidance that might be issued by Medicaid setting forth its interpretation and implementation of the changes enacted by the ACA. We follow those policies and procedures when calculating our AMPs and BPs. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous months and quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties for each claim containing false information. In addition, Congress could further increase the minimum discount of 23.1% or increase the number of Medicaid-eligible individuals, thereby increasing our discounts to the Medicaid program and to other entities that receive discounts comparable to the Medicaid rebate. The ACA included an increase in the rebate effective January 2010 and, beginning in 2014, will increase the number of eligible individuals.

Participation in the Medicaid rebate program requires us to extend comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program administered by the Health Resources and Services Administration, or HRSA within the Department of Health and Human Services. The PHS pricing program extends discounts to community health clinics and other entities that receive health services grants from the PHS, as well as the many hospitals that serve a disproportionate share of financially needy patients. We have policies and procedures in place that are consistent with PHS pricing program requirements, and we update those policies and procedures annually and more frequently as needed to incorporate changes in laws, regulations and agency guidance. The ACA requires HRSA to implement numerous enhancements to the PHS pricing program and also expanded the number of hospitals eligible to participate in the program. With the exception of expanding the eligibility criteria to include more hospitals, HRSA has not implemented program changes required by the ACA. We will update the policies and procedures to comply with any regulations or other guidance that might be issued by HRSA setting forth its interpretation and implementation of the changes enacted by the ACA. Failure to extend mandated discounted pricing to eligible providers would expose us to retroactive pricing corrections and penalties. Congress could further increase the number of entities that receive discounts under the PHS program in the future thereby increasing the amounts of discounts required by federal law.

Medicare Part B covers drugs that are administered by physicians to Medicare patients, including our injected and infused drugs. Currently, Medicare reimburses physicians who purchase our Part B covered drugs an amount equal to the drug’s average sales price, or ASP, plus 6% and hospitals that use our Part B drugs in the outpatient setting an amount equal to ASP plus 5%. Medicare has issued regulations and other guidance on how manufacturers are to calculate ASP. We have policies and procedures in place that are consistent with the Medicare rules and we calculate ASPs every quarter in accordance with those policies and procedures. We update those policies and procedures annually and more frequently as needed to incorporate changes in laws, regulations and Medicare guidance, as well as product launches or other product-specific changes. Medicare uses our calculated ASPs to set reimbursement. If we were to miscalculate ASP, then Medicare reimbursement also would be incorrect and we would be exposed to potential penalties such as those described in the Medicaid rebate program description above.

Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Part D, provides coverage to enrolled Medicare patients for self-administered drugs such as pills, tablets and creams, that do not need to be injected or infused by a physician. These include our products Renvela, Renagel and oral Hectorol. Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. Vendors solicit discounted pricing from manufacturers and commonly condition formulary placement on the availability of manufacturer discounts. Renagel/Renvela and Hectorol currently are well-positioned on the majority of formularies of nation-wide prescription drug plans participating in the Medicare Part D program as well as many of the large regional plans. However, in 2010, the Centers for Medicare and Medicaid Services, or CMS, announced that oral Hectorol would be included in the “dialysis payment bundle” beginning January 1, 2011 and that oral medications without intravenous equivalents, including our products Renvela and Renagel, would be included in the dialysis payment bundle beginning in 2014. This means that with respect to dialysis patients, our product oral Hectorol is no longer covered by Medicare Part D, because full reimbursement is included in the dialysis payment bundle, and beginning in 2014, the same will be the case for Renvela and Renagel. For more information about the dialysis payment bundle, including its impact on Hectorol sales and possible impact on future Renvela and Renagel sales, please see “ — Product Revenue — Renal and Endocrinology” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K. In addition to these changes, the U.S. Congress could significantly change the Medicare Part D program in the future, including requiring the federal government to negotiate discounts for our drugs or matching mandatory discounts to those required in other federal programs.

We also offer discounted pricing to federal agencies via the Federal Supply Schedule, or FSS. Participation is required for our products to be covered and reimbursed by the Veterans Administration, Department of Defense, Coast Guard, Public Health Service, the Medicare Part B program, and the various state Medicaid programs. FSS pricing is negotiated periodically with the Department of Veterans Affairs, or VA. Although FSS pricing is negotiated, it is intended to not exceed the price that we charge our most-favored non-federal customer for the drug. The minimum discount is statutorily set at approximately 24%. However, an inflation penalty applies and can cause the discount to increase significantly, particularly following our periodic price increases. The VA has issued complex regulations and other guidance on how manufacturers are to calculate annual increases in the FSS prices. We have policies and procedures in place that are consistent with these complex VA rules and we calculate FSS prices every quarter in accordance with those policies and procedures. We update those policies and procedures annually and more frequently as needed to incorporate changes in laws, regulations and agency guidance. If we were to miscalculate FSS prices, then federal agencies would pay incorrect amounts for our drugs and we would be exposed to potential penalties, including ineligibility of our drugs for reimbursement by federal agencies, state Medicaid programs and the PHS, and possibly false claims liability.

The TriCare retail program provides reimbursement for military personnel and their dependents when they purchase drugs from retail pharmacies instead of at military pharmacies. Prior to January 28, 2008, the Department of Defense was eligible for FSS pricing only on drugs dispensed by their military pharmacies and not on drugs dispensed by retail pharmacies. On January 28, 2008, federal legislation became effective that extended FSS pricing to the TriCare retail program. The Department of Defense subsequently issued regulations implementing the program. We entered into a rebate agreement with the Department of Defense that extended FSS pricing to the TriCare program that became effective on June 26, 2009. We have policies and procedures in place that are consistent with TriCare program requirements and we update those policies and procedures annually and more frequently as needed to incorporate changes in laws, regulations and agency guidance. The TriCare retail program generally affects only our oral products because our injectable products would rarely, if ever, be purchased by patients at a retail pharmacy.

Reimbursement Outside of the United States

Outside the United States our products are paid for by a variety of payors, with governments being the primary source of payment. In many countries the government closely regulates drug pricing and reimbursement and often has significant discretion in determining whether a product will be reimbursed at all and, if it is, how much will be paid. Negotiating prices with governmental authorities can delay patient access to and commercialization of our products. Payors in many countries use a variety of cost-containment measures that can include referencing prices in other countries and using those reference prices to set their own price, mandatory price cuts and rebates. Recent budgetary pressures in many countries, particularly European countries, are causing governments to consider price cuts and other cost-containment measures. This international patchwork of price regulation has led to different prices across countries and some cross-border trade in our products from markets with lower prices.

EMPLOYEES

As of February 22, 2011, we, had approximately 10,100 employees worldwide. In November 2010 and February 2011, we implemented the first and second phase of a workforce reduction plan pursuant to which we expect to eliminate a total of 1,000 positions by the end of 2011. For more information about our workforce reduction plan, see “ — Restructuring Activities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

EXECUTIVE OFFICERS

The following is a list of our executive officers, their ages as of February 1, 2011 and their positions with us:

Name	Age	Title

Henri A. Termeer	64	Chairman of the Board of Directors; President and Chief Executive Officer
Scott Canute	49	Executive Vice President; President, Global Manufacturing and Corporate Operations
Zoltan A. Csimma	69	Senior Vice President; Chief Human Resources Officer
Thomas J. DesRosier	56	Senior Vice President; General Counsel; Chief Legal Officer
James A. Geraghty	56	Senior Vice President
David P. Meeker, M.D.	56	Chief Operating Officer
Richard A. Moscicki, M.D.	58	Senior Vice President, Clinical Development and Medical Affairs; Chief Medical Officer
Alan E. Smith, Ph.D.	65	Senior Vice President, Research; Chief Scientific Officer
Sandford D. Smith	63	Executive Vice President; President, International Group
Peter Wirth	60	Executive Vice President, Legal and Corporate Development; Secretary
Michael S. Wyzga	55	Executive Vice President, Finance; Chief Financial Officer

Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. Under his leadership, we have grown from a modest entrepreneurial venture to one of the world’s leading biotechnology companies. In 2008, he was appointed to Massachusetts Governor Deval Patrick’s Council of Economic Advisors, and he is a co-chair of the Leadership Council of the Massachusetts Life Sciences Collaborative. Mr. Termeer is also Chairman Emeritus of the New England Healthcare Institute, a nonprofit, applied research health policy organization he was instrumental in founding. He serves on the board of directors of the Pharmaceutical Research and Manufacturers of America. Mr. Termeer is Chairman of the Federal Reserve Bank of Boston’s board of directors, a board member of ABIOMED Inc., and a board member of Massachusetts Institute of Technology Corporation. He is a director of Massachusetts General Hospital, a board member of Partners HealthCare and a member of the Board of Fellows of Harvard Medical School.

Mr. Canute joined us as Executive Vice President and President of Global Manufacturing and Corporate Operations in March 2010. Prior to joining Genzyme, he held several manufacturing positions at Eli Lilly & Company from 1982 to 2007, including most recently President of Global Manufacturing Operations from 2004 to 2007. While at Eli Lilly, Mr. Canute also served as Vice President of Global Manufacturing from 2001 to 2004, Vice President of Global Pharmaceutical Manufacturing from 1999 to 2001 and General Manager of European Manufacturing Operations from 1998 to 1999.

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

Mr. Geraghty has served as a Senior Vice President of Genzyme since May 2003 and, prior to that, as Vice President since May 2001. He was President of Genzyme Europe from 1998 to 2002 and served as General Manager of Genzyme’s cardiovascular business from 2004 to 2008. He currently oversees Genzyme’s ongoing strategic review processes for non-core assets and related transactions, as well as strategic initiatives in emerging markets and global health. He serves as a Director of GTC Biotherapeutics (formerly Genzyme Transgenics Corporation) where he was Chairman from 1998 to 2001, and President and Chief Executive Officer from its founding in 1993 until 1997. Prior to joining Genzyme, Mr. Geraghty was Vice President of Marketing and Strategic Planning for Baxter/Caremark International. He has also worked as a consultant on international health care strategy at Bain and Company.

Dr. Meeker has served as Executive Vice President since May 2008 and as Chief Operating Officer since April 2010, with responsibility for our Personalized Genetic Health and Biosurgery businesses and our corporate manufacturing operations. From May 2008 until March 2009, he had responsibility for our transplant business. From March 2003 until May 2008, he served as Senior Vice President and President, LSD Therapeutics. Dr. Meeker joined Genzyme in 1994 and served as Vice President, Medical Affairs from October 1996 until June 1998; as Senior Vice President Medical Affairs from June 1998 through May 2000; and as Senior Vice President Genzyme Europe from May 2000 until March 2003. Prior to joining Genzyme, Dr. Meeker was director of the Pulmonary Critical Care Fellowship at the Cleveland Clinic. He was also an assistant professor of medicine at Ohio State University.

Dr. Moscicki became Senior Vice President for Clinical Development and Medical Affairs in June 2010. From May 2008 to May 2010 he served as Senior Vice President, Biomedical & Regulatory Affairs and he

has also served as Chief Medical Officer since September 1996. From September 1996 until May 2008, he served as Senior Vice President, Clinical, Medical and Regulatory Affairs. Dr. Moscicki joined us in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and served as Vice President, Clinical, Medical and Regulatory Affairs from December 1993 until September 1996. Since 1979, he has also been a physician staff member at the Massachusetts General Hospital and a faculty member at the Harvard Medical School.

Dr. Alan Smith joined us in August 1989 as Senior Vice President, Research, and became Chief Scientific Officer in September 1996. Prior to joining Genzyme, he served as Vice President — Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England.

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

Mr. Wirth joined us in January 1996 and has served as Executive Vice President since September 1996 with responsibility for our corporate development and legal activities. From September 1996 until May 2008, he also served as our Chief Legal Officer. From 2001 through October 2005, Mr. Wirth had responsibility for our drug discovery and development business. In addition, from September 1996 until June 2003, Mr. Wirth was responsible for our Oncology business. Prior to joining Genzyme, Mr. Wirth was a partner at Palmer and Dodge, a Boston law firm, where he was head of the firm’s technology group.

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

AVAILABLE INFORMATION

You may obtain free copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, on the Investor Relations section of our website at www.genzyme.com or by contacting our Investor Relations department at (617) 252-7570. The contents of our website are not incorporated by reference into this report and you should not consider information provided on our website to be part of this report.

Item 1A.  RISK FACTORS

We incorporate our disclosure related to risk factors under the “ — Risk Factors” section, beginning on page 90, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal manufacturing facilities are set forth below with their corresponding business segments. For further information about these facilities and our manufacturing operations, see “— Manufacturing and Raw Materials” under Part I, Item 1. of this Form 10-K.

Principal Manufacturing Facility	Business Segment(s)

Allston, Massachusetts	Personalized Genetic Health
Framingham, Massachusetts (small-scale facility and biomaterials facility)	Personalized Genetic Health, Biosurgery, Renal and Endocrinology
Ridgefield, New Jersey	Renal and Endocrinology, Biosurgery
Geel, Belgium (multiple buildings)	Personalized Genetic Health, Hematology and Oncology
Haverhill, England (multiple buildings)	Renal and Endocrinology
Lyon, France (multiple buildings)	Hematology and Oncology
Waterford, Ireland	Personalized Genetic Health, Renal and Endocrinology, Hematology and Oncology

We own all of these facilities, including the land on which they are located, except for the land at our Allston and Waterford facilities, which we hold subject to 65 year and 999 year leaseholds, respectively, and the land at our Geel facilities, which we similarly hold subject to long-term leaseholds. We conduct our product research and development activities primarily at laboratory facilities that we own in Framingham and Waltham, Massachusetts, as well as leased facilities in San Antonio, Texas and Cambridge, England. We conduct our administrative activities primarily at facilities we lease in Cambridge and Framingham, Massachusetts and San Antonio, Texas in the United States; Naarden and Almere, The Netherlands; Tokyo, Japan; and Rio de Janeiro, Brazil. Leases for our facilities typically contain standard commercial lease provisions, including renewal options (whenever possible), rent escalators and tenant responsibility for building operating expenses.

Item 3.	LEGAL PROCEEDINGS

We are not able to predict the outcome of the lawsuits and matters described below or estimate the amount or range of any possible loss we might incur if we do not prevail in final, non-appealable determination of these matters. Therefore, we have not accrued any amounts in connection with these lawsuits and matters.

FEDERAL SECURITIES LITIGATION

In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that, among other things, we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys’ and experts’ fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009 and named additional individuals as defendants. In June 2010, we filed a motion to dismiss the class action. The plaintiffs filed an opposition to our motion to dismiss in August 2010 and we filed a reply in support of our motion to dismiss in September 2010. Oral arguments on our motion to dismiss were heard on January 26, 2011.

On August 11, 2010, Jerry L. & Mena M. Morelos Revocable Trust filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors, certain executive officers, and Sanofi, or the Morelos Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders, adopting processes and procedures that will not benefit shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit alleges that certain of our directors are beholden to activist shareholders. The suit also alleges that we and Sanofi aided and abetted the purported breaches of fiduciary duties. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from consummating a transaction, unless and until we adopt procedures designed to obtain the best value for our shareholders, (iii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iv) an order rescinding, to the extent already implemented, any transaction agreement, (v) an order imposing a constructive trust in favor of the plaintiff and the putative class upon any benefits improperly received by the defendants as a result of any transaction, and (vi) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 8, 2010, Bernard Malina filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us and our board of directors, or the Malina Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in a plan and scheme to obtain personal benefits at the expense of shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iii) compensatory damages, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses.

On September 9, 2010, Emanuel Resendes filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against our board of directors and certain executive officers, or the Resendes Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from entering into any contract which harms the class or could prohibit the defendants from maximizing shareholder value, (iii) an order enjoining the defendants from initiating any defensive measures that would make the consummation of a transaction more difficult or costly for a potential acquiror, (iv) an order directing the defendants to exercise their fiduciary duties and refrain from advancing their own interests at the expense of the class and their fiduciary duties, and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 14, 2010, William S. Field, Trustee u/a dated October 12, 1991, by William S. Field Jr., filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers, or the Field Action. The suit alleges that our directors breached their fiduciary duties by failing to pursue a transaction that would provide the highest value reasonably available for shareholders and by not providing full and fair disclosure to shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order appointing an independent special committee with authority to evaluate, negotiate and, if in the best interests of shareholders, accept the offer from Sanofi or other offers, (iii) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses and (iv) such other relief as the court deems proper.

On October 18, 2010, Warren Pinchuck filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers, or the Pinchuck Action. The suit alleges that the defendants violated Section 14(e) of the Exchange Act by issuing a false and misleading Schedule 14D-9 statement and breached their fiduciary duties by, among other things, refusing to negotiate in good faith with Sanofi and by failing to allow due diligence to be performed to facilitate a higher offer being made by Sanofi or others. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have violated Section 14(e) of the Exchange Act, (iii) a declaration that the defendants have breached their fiduciary duties, (iv) an order enjoining the defendants from breaching their fiduciary duties by refusing to consider and respond to the proposed transaction in good faith, (v) an order enjoining the defendants from initiating any anti-takeover devices that would inhibit the defendants’ ability to maximize value for their shareholders, (vi) compensatory damages, to the extent injunctive relief is not granted, and (vii) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

The plaintiffs and the defendants in the Morelos Action, Malina Action, Resendes Action, and Field Action filed a joint stipulation with the federal court seeking consolidation of the cases. That motion was granted on December 28, 2010, and the consolidated case is In Re Genzyme Corp. Shareholders Litigation. The plaintiffs filed an Amended Consolidated Complaint on January 18, 2011, and we have since filed a motion to dismiss the consolidated action.

STATE SECURITIES LITIGATION

On August 16, 2010, plaintiff Chester County Employees’ Retirement Fund filed a lawsuit allegedly on behalf of a putative class of shareholders in Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Chester Action. An amended complaint was filed in the Chester Action on September 2, 2010. The amended complaint alleges that the defendants breached their fiduciary duties by failing to adequately inform themselves regarding the potential offer by Sanofi or any offer by any other party and failing to pursue the best available transaction for shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures designed to prevent shareholders from receiving and accepting a value-maximizing offer, (iii) an order directing the defendants to exercise their fiduciary duties to obtain a transaction in shareholders’ best interests, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. On September 23, 2010, by joint motion of the parties, the Chester Action was transferred to the Business Litigation Session of Suffolk County Superior Court in Boston, Massachusetts.

On August 17, 2010, Alan R. Kahn filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us, our board of directors, certain executive officers, and Sanofi, or the Kahn Action. The suit alleges that the defendants breached their fiduciary duties in approving a proposed transaction and failing to negotiate in good faith with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize shareholder value, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 1, 2010, David Shade filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Shade Action. The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On September 2, 2010, the Louisiana Municipal Police Employees’ Retirement System filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Louisiana Action. The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On October 5, 2010, plaintiffs and the defendants in the Chester Action, Kahn Action, Shade Action and Louisiana Action filed a joint stipulation with the Business Litigation Session of Suffolk County Superior Court in the Chester Action seeking consolidation of the state cases. On the same day, the Court signed an order approving the consolidation of these cases in In Re Genzyme Corp. Shareholder Litigation. On October 18, 2010, plaintiffs filed a consolidated amended complaint allegedly on behalf of a putative class of shareholders against us and our board of directors, or the Consolidated State Action. The consolidated complaint alleges that the defendants breached their fiduciary duty by failing to properly inform themselves of Sanofi’s offer, by refusing to negotiate in good faith with Sanofi, and by attempting to thwart Sanofi’s proposed tender offer. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have breached their fiduciary duties, (iii) an order requiring the defendants to fully disclose all material information regarding the Schedule 14D-9 filed by us, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. In November 2010, we filed a motion to dismiss, and the plaintiffs filed an opposition to our motion to dismiss. We filed a reply in December 2010.

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

The special committee’s investigation has been completed. The Special Committee recommended to our Board of Directors to reject the requests in the demand letters to initiate litigation. Our Board of Directors unanimously adopted the Special Committee’s recommendation in December 2010. Letters were sent to all counsel of the shareholders who had submitted a demand letter informing them of the Board’s action..

SHAREHOLDER DERIVATIVE ACTIONS

In December 2009, two actions were filed by shareholders derivatively for our benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed, (together, the District Court Actions). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter and in February and March 2010, two additional derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders’ respective demand letters (collectively, the State Court Actions).

The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing us to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about us to illegally sell stock they personally held in us. The plaintiffs generally seek, among other things, judgment in favor of us for the amount of damages sustained by us as a result of the alleged breaches of fiduciary duty, disgorgement to us of proceeds that certain of our directors and executive officers received from sales of our stock and all proceeds derived from their service as our directors or executives, and reimbursement of plaintiffs’ costs, including attorneys’ and experts’ fees. The District Court Actions have been consolidated in In Re Genzyme Corp. Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs’ failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending our board of director’s completion of its ongoing investigation in response to the shareholders demand. As described above, our Board has unanimously adopted the Special Committee’s recommendation to reject the requests in the demand letters to initiate litigation.

On January 31, 2011, we filed motions to dismiss the consolidated District Court Action and the State Court Actions. Plaintiffs in both cases have filed motions seeking discovery in order to respond to the dismissal motions, and we plan to oppose these motions.

RENAGEL AND RENVELA PATENT LITIGATION

Beginning in January 2009, we received notices from Lupin Ltd. and Lupin Pharmaceuticals, Inc., or collectively Lupin, and Impax Laboratories, Inc., or Impax, that each had submitted to the FDA ANDAs containing Paragraph IV certifications and that each is seeking approval to market generic versions of Renagel (sevelamer hydrochloride) and Renvela (sevelamer carbonate).

Lupin was at the time seeking to market generic 400mg and 800mg sevelamer hydrochloride tablets and generic 800mg sevelamer carbonate tablets prior to the expiration of all of our Orange Book-listed patents protecting Renagel and Renvela. In March 2009, we filed a complaint against Lupin in the U.S. District Court for the District of Maryland. In the complaint, we alleged that Lupin’s proposed sevelamer hydrochloride products infringe U.S. Patent Nos. 5,496,545, 6,509,013, and 7,014,846, which expire in 2013, and U.S. Patent No. 5,667,775, which expires in September 2014, or the ’775 Patent. In May 2009, we amended the complaint against Lupin to include an allegation that Lupin’s proposed sevelamer hydrochloride products infringe U.S. Patent No. 7,459,151, which also expires in 2013. Lupin filed an answer and counterclaims, alleging that our asserted patents are invalid and/or not infringed by Lupin’s proposed generic sevelamer hydrochloride products and that our unasserted U.S. Patent No. 6,733,780, which expires in 2020, or the ’780 Patent, is not infringed by Lupin’s proposed generic sevelamer hydrochloride products. In August 2009, Lupin’s claim relating to the ’780 Patent was dismissed with prejudice. In May 2009, we filed a complaint against Lupin in the same court alleging that Lupin’s proposed sevelamer carbonate product infringes U.S. Patent Nos. 5,496,545, 6,509,013, 6,858,203, 7,014,846 and 7,459,151, which expire in 2013, and the ’775 Patent. Lupin filed an answer and counterclaims, alleging that our asserted patents are invalid and/or not infringed by Lupin’s proposed generic sevelamer carbonate products. In September 2009, all claims relating to the patents protecting Renagel and Renvela that expire in 2013 were dismissed without prejudice. At this time, Lupin is challenging only the ’775 Patent.

Impax is seeking to market generic 400mg and 800mg sevelamer hydrochloride tablets and generic 800mg sevelamer carbonate tablets after the expiration of the patents protecting Renagel and Renvela that expire in 2013. We filed complaints against Impax in the U.S. District Court for the District of Maryland for patent infringement with respect to Renagel in March 2009 and with respect to Renvela in April 2009. In both complaints, we alleged that Impax’s proposed sevelamer products infringe the ’775 Patent. Impax filed an answer and counterclaims with respect to both suits, alleging that the ’775 Patent and ’780 Patent are invalid and/or not infringed by Impax’s proposed generic sevelamer products. In September 2009, Impax dismissed its claims relating to the ’780 Patent without prejudice. At this time Impax is challenging only the ’775 Patent.

On May 24, 2010 we sued Watson Laboratories Inc., or Watson, in the U.S. District Court for the District of Maryland, alleging patent infringement of the ’775 patent. Watson is seeking to enter the market with a generic version of our 800mg Renvela tablet prior to the expiration of the ’775 patent.

During May and June 2010, we sued Impax, Lupin and Watson in the U.S. District Court for the District of Maryland for patent infringement of the ’775 patent based on their ANDA applications seeking approval of generic versions of our 0.8 g and 2.4 g Renvela® sachet products. In each of these actions, the generic defendant is seeking to enter the market prior to the expiration of the ’775 patent.

In May 2009, we received notice that Sandoz, Inc., or Sandoz, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Sandoz, Inc., is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Maryland alleging that Sandoz’s proposed generic products infringe the ’775 patent. Sandoz filed an answer and counterclaims alleging that the ’775 Patent and the ’780 patent are invalid and/or not infringed by Sandoz’s proposed generic sevelamer hydrochloride products. In the first quarter of 2010, the court granted our motion to dismiss Sandoz’s counterclaims with respect to the ’780 Patent. In June 2010, we brought a separate action in the same court against Sandoz alleging patent infringement of the ’775 patent in connection with another ANDA application by Sandoz in which they seek to market generic sevelamer carbonate tablets prior to the expiration of the ’775 patent.

In August 2009, we received notice that Endo Pharmaceuticals Inc., or Endo, had amended its ANDA to include a Paragraph IV certification with respect to the ’775 Patent and that Endo is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In October 2009, we filed a complaint against Endo in the U.S. District Court for the District of Maryland alleging that Endo’s proposed generic products infringe the ’775 Patent. Endo filed an answer and counterclaims, alleging that the ’775 Patent is invalid and/or not infringed by Endo’s proposed generic sevelamer hydrochloride products. At this time Endo is challenging only the ’775 Patent.

HECTOROL PATENT LITIGATION

In January 2008, we received notice that Pentech Pharmaceuticals, Inc., or Pentech, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Pentech is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of the following Orange Book-listed patents: U.S. Patent Nos. 6,903,083, which expires in 2021, or the ’083 Patent, 5,602,116, which expires in February 2014, or the ’116 Patent and 5,707,980, which expired in August 2008, or the ’980 Patent. In February 2008, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois. In the complaint, we alleged that Pentech’s proposed injection ampule product infringed both the ’083 and ’116 Patents. We granted Pentech a covenant not to sue on the ’980 Patent in April 2008 and on the ’083 Patent in April 2009. In August 2009, the ’083 Patent was dedicated to the public. We continue to pursue our claims related to the ’116 Patent.

After we filed the lawsuit, Pentech assigned all interest in its ANDA to Cobrek Pharmaceuticals, Inc., or Cobrek. In June 2008, we filed an amended complaint to add Cobrek as a defendant. In September 2009, Pentech and Cobrek amended their pleadings to include a claim for attorneys’ fees. This amendment relates to our assertion of both the ’116 and ’083 Patents. A trial relating to the ’116 Patent was held by the District Court in the Northern District of Illinois during October and November of 2010, and we await a judgment by the court.

In December 2008, we received approval to market a new formulation of Hectorol that could be packaged in a single dose vial. This formulation is additionally protected by U.S. Patent No. 7,148,211, which expires in September 2023, or the ’211 Patent. In November 2009, we received notice that Cobrek submitted to the FDA an amended or supplemental ANDA containing a Paragraph IV certification and that Cobrek is seeking approval to market a generic version of our Hectorol injection vial product prior to the expiration of the Orange Book-listed ’083, ’116, ’980 and ’211 Patents. In January 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging Cobrek’s proposed injection vial product infringes the ’116 and ’211 Patents. Currently, the ’211 Patent is the subject of an inter partes re-examination proceeding before the United States Patent and Trademark Office that was initiated by Cobrek.

In March 2009, we received notice that Eagle Pharmaceuticals, Inc., or Eagle, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Eagle is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of our Orange Book-listed patents protecting the product. In April 2009, we filed a complaint against Eagle in the U.S. District Court for the District of Delaware alleging that Eagle’s proposed product infringes the ’116 Patent. Eagle filed an answer and counterclaims alleging that the ’116 Patent is invalid and/or not infringed and seeking declaratory judgment that the ’083 and ’211 Patents are invalid and/or not infringed by Eagle’s proposed injection ampule product. In November 2009, Eagle’s claims relating to the ’083 and ’211 Patents were dismissed without prejudice.

In June 2009, we received notice that Sandoz had submitted to the FDA an ANDA containing a Paragraph IV certification and that Sandoz is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of our Orange Book-listed patents protecting the product. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware alleging that Sandoz’s proposed injection ampule product infringes the ’116 Patent. Sandoz filed an answer and counterclaims, alleging the ’980 Patent is expired, unenforceable and not infringed by its proposed products and that the ’116, ’083 and ’211 Patents are invalid and not infringed. We moved for an order dismissing Sandoz’s counterclaims with respect to the ’083, ’211 and ’980 Patents, and Sandoz opposed our motion. The court ultimately denied the motion with respect to the ’083 and ’211 patents and granted the motion to dismiss the ’980 patent. Subsequently the parties agreed to dismiss all claims with respect to the ’211 and ’083 patents and currently only the ’116 patent remains in suit.

In addition, on May 21, 2010, we filed a separate complaint against Sandoz, in the U.S. District Court for the District of Delaware alleging patent infringement of the ’116 and ’211 patents. This action was based on notice provided to us by Sandoz of their ANDA, which seeks to market a generic version of our Hectorol for Injection product, as supplied in amber glass vials, prior to the expiration of the ’116 and ’211 patents.

In June 2009 we also received notice that Roxane Laboratories, Inc., or Roxane, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Roxane is seeking approval to market generic versions of our 0.5 mcg and 2.5 mcg Hectorol capsule products prior to the expiration of our Orange Book-listed patents protecting these products. In July 2009, we filed a complaint against Roxane in the U.S. District Court for the District of Delaware alleging that Roxane’s proposed capsule products infringe the ’116 Patent. Roxane filed an answer, but asserted no counterclaims. On July 23, 2010, we brought a separate patent infringement action in the same court against Roxane alleging infringement of the ’116 patent in response to Roxane’s attempt to produce a generic version of our 1.0 mcg capsule product.

On June 10, 2010 we brought a patent infringement action in the U.S. District Court for the District of Delaware alleging infringement of the ’116 patent and the ’211 patent, against Anchen Pharmaceuticals, Inc., which is seeking to market generic versions of all three strengths (0.5 mcg, 1.0 mcg and 2.5 mcg) of our Hectorol capsule product.

FABRAZYME PATENT LITIGATION

In October 2009, Shelbyzyme LLC filed a complaint against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. patent 7,011,831 by “making, using, selling and promoting a method for the treatment of” Fabry disease. The ’831 patent, which is directed to a method for treating Fabry disease, was issued in March 2006 and expired in March 2009. The plaintiff seeks damages for past infringement, including treble damages for alleged willful infringement and reimbursement of costs, including attorney’s fees.

OTHER MATTERS

We are party to a legal action brought by Kayat Trading, Ltd., or Kayat, pending before the District Court in Nicosia, Cyprus. Kayat alleges that we breached a 1996 distribution agreement under which we granted Kayat the right to distribute melatonin tablets in the Ukraine, primarily by not providing products or by providing non-conforming products. Kayat further claims that due to the alleged breach, it suffered lost profits that Kayat claims it would have received under agreements it alleges it had entered into with subdistributors. Kayat also alleges common law fraud and violations of Mass. Gen. L. c. 93A and the Racketeer Influenced and Corrupt Organizations Act. Kayat filed its suit on August 8, 2002 and a trial began in Cyprus in December 2009. Kayat seeks damages for its legal claims and for expenses it claims it has incurred, including legal fees and advertising, promotion and other out-of-pocket expenses.

We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	[Reserved]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on The Nasdaq Global Select Market (“NASDAQ”) system under the symbol “GENZ”.

As of February 17, 2011, there were 2,826 stockholders of record of our common stock.

The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported by NASDAQ.

	High	Low

2010:
First Quarter	$60.15	$48.18
Second Quarter	55.37	45.39
Third Quarter	71.99	49.12
Fourth Quarter	73.23	69.23
2009:
First Quarter	$73.75	$50.05
Second Quarter	63.47	50.83
Third Quarter	58.43	47.09
Fourth Quarter	57.27	47.55

We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Share Repurchase Plan

In April 2010, our board authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we purchased $1.0 billion of our common stock at an effective purchase price of $63.79 per share. Pursuant to the agreement, in June 2010, we paid $1.0 billion to Goldman Sachs and received

15.6 million shares of our common stock. On October 21, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares purchased are authorized and are no longer outstanding.

During the fourth quarter of 2010, we did not repurchase any additional common stock.

Item 6.	SELECTED FINANCIAL DATA

Our selected financial data below should be read in conjunction with our audited, consolidated financial statements and related notes contained in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K. For all periods presented, this selected financial data has been adjusted to reflect certain businesses as held for sale and as discontinued operations. For more information on these adjustments, see Note C, “Held For Sale and Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8. of this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For The Years Ended December 31,
	2010(1)(2)	2009(1)(2)	2008(1)(2)	2007(2)	2006(2)
	(Amounts in thousands, except per share amounts)

Product revenue	$3,999,945	$3,910,129	$4,039,974	$3,331,975	$2,772,400
Service revenue	45,293	46,817	45,410	41,212	41,261
R&D revenue	3,470	20,342	42,041	29,415	17,485

Total revenue	4,048,708	3,977,288	4,127,425	3,402,602	2,831,146
Total operating costs and expenses	(4,012,878)	(3,467,689)	(3,536,813)	(2,757,824)	(2,783,579)
Total other income (expense)	(28,517)	40,098	44,058	81,239	137,794

Income from continuing operations before taxes	7,313	549,697	634,670	726,017	185,361
(Provision for) benefit from income taxes	24,750	(122,766)	(207,565)	(252,280)	(25,288)

Income from continuing operations, net of tax	$32,063	$426,931	$427,105	$473,737	$160,073

Income from continuing operations per share:
Basic	$0.12	$1.59	$1.59	$1.82	$0.64

Diluted	$0.12	$1.56	$1.52	$1.71	$0.60

CONSOLIDATED BALANCE SHEET DATA

	As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Cash and investments(3)	$1,950,022	$1,049,700	$973,691	$1,460,394	$1,285,604
Total assets	10,913,854	10,060,724	8,671,276	8,314,375	7,191,188
Long-term contingent consideration obligations, including current portion(4)	961,321	1,015,236	—	—	—
Long-term debt, capital lease obligations and convertible debt, including current portion	1,106,540	124,600	131,907	810,373	816,029
Stockholders’ equity	7,586,973	7,683,652	7,305,993	6,612,937	5,660,711

(1)	For the years ended December 31, 2010, 2009 and 2008, we recorded pre-tax stock-based compensation expense, which was allocated based on the functional cost center of each employee as follows (amounts in thousands, except per share amounts):

	For The Years Ended December 31,
	2010	2009	2008

Total operating costs and expenses	$(163,086)	$(183,133)	$(167,456)
Less: tax benefit of stock options	45,435	46,988	50,657

Stock-based compensation expense, net of tax	$(117,651)	$(136,145)	$(116,799)

(2)	2010 includes:

•	$175.0 million charge for the disgorgement of past profits pursuant to the FDA consent decree;

•	$31.3 million of charges for manufacturing-related costs, primarily associated with inventory write offs due to interruptions in operations at our Allston facility;

•	$32.3 million charge associated with the impairment of the carrying value of our investment in Isis and $4.7 million charge associated with the impairment of the carrying value of our investment in Dyax. The decline in value of these investments were deemed to be other than temporary;

•	$28.3 million of charges as a result of restructuring activities and $4.3 million of additional charges related to exit activities;

•	$26.9 million charges for the impairment of certain assets of our pharmaceutical intermediates business; and

•	$22.0 million of charges associated with remediation costs at our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. This amount is net of $9.9 million of insurance reimbursements.

•	$102.7 million of contingent consideration expense in connection with our acquisition from Bayer.

2009 includes:

•	$68.7 million of charges for costs primarily related to the remediation of our Allston facility, the write off of Cerezyme work-in-process material and other manufacturing-related charges;

•	$24.2 million gain associated with our acquisition of certain assets from Bayer. The fair value of the identifiable assets acquired exceeded the fair value of the purchase price for the transaction;

•	$18.2 million charge for the acquisition of intellectual property from EXACT Sciences Corporation;

•	$9.2 million charge for the write off of inventory associated with terminated production runs of Myozyme at our Belgium facility; and

•	$7.0 million charge for amounts accrued or paid to acquire certain gene therapy manufacturing assets from Targeted Genetics Corporation.

•	$65.6 million of contingent consideration expense in connection with our acquisition from Bayer in May 2009.

2008 includes:

•	$12.6 million charge for the write off of inventory associated with terminated production runs of Myozyme at our Belgium facility;

•	$244.9 million charge for license fee payments to Isis;

•	$130.0 million charge for amounts accrued or paid to Osiris Therapeutics, Inc. as an upfront, nonrefundable license fee;

•	$100.0 million charge as a nonrefundable upfront license fee payment to PTC Therapeutics, Inc.; and

•	$16.0 million charge for the license or purchase of certain intellectual property and technology relating to transactions with two third parties.

2007 includes:

•	$64.0 million charge to settle the litigation related to the consolidation of our former tracking stocks;

•	$25.0 million charge for an upfront milestone payment paid to Ceregene Inc., for the development and commercialization of CERE-120, a gene therapy product candidate;

•	$20.9 million charge to write off Thymoglobulin inventory which did not meet our specifications for saleable product;

•	$10.8 million gain related to the sale of our entire investment in the common stock of Therapeutic Human Polyclonals Inc.; and

•	$125.5 million of in-process research and development, or IPR&D charges recorded in connection with the acquisition of Bioenvision Inc., or Bioenvision.

2006 includes:

•	a $69.4 million gain related to the sale of our entire investment in Cambridge Antibody Technology Group plc; and

•	an IPR&D charge recorded in connection with the acquisition of AnorMED Inc.

(3)	Includes cash, cash equivalents, and short- and long-term investments in debt securities.

(4)	Contingent consideration obligations in connection with our acquisition for Bayer.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under “Risk Factors” below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Note Regarding Forward-Looking Statements” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

INTRODUCTION

We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer and transplant and auto-immune disease. In addition to these areas, we are developing products focused on cardiovascular disease, neurodegenerative diseases and other areas of unmet medical need.

We are organized into five principal business units, which are also our reporting segments:

•	Personalized Genetic Health (PGH). Our Personalized Genetic Health, or PGH, business is focused on products for the treatment of genetic diseases and other chronic debilitating diseases, including lysosomal storage disorders, or LSDs, a group of metabolic disorders caused by enzyme deficiencies, and cardiovascular disease.

•	Renal and Endocrinology. Our Renal and Endocrinology business is focused on products for the treatment of renal diseases, including chronic renal failure, and endocrine and immune-mediated diseases.

•	Biosurgery. Our Biosurgery business is focused on biotherapeutics and biomaterial-based products to meet medical needs in the orthopaedics and broader surgical areas.

•	Hematology and Oncology (HemOnc). Our Hematology and Oncology, or HemOnc, business is focused on products for, or related to, the treatment of cancer, the treatment of transplant rejection and other hematologic and auto-immune disorders.

•	Multiple Sclerosis (MS). Our Multiple Sclerosis, or MS, business is focused on developing products for the treatment of MS and other auto-immune disorders.

Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our businesses among our segments and adopted new names for certain of our reporting segments. Specifically:

•	our former Genetic Diseases reporting segment is now referred to as PGH, and now includes our cardiovascular business, which previously was reported under the caption “Cardiometabolic and Renal;”

•	our former Cardiometabolic and Renal reporting segment is now referred to as “Renal and Endocrinology” and now includes the assets that formerly comprised our immune-mediated diseases business, which previously was reported under the caption “Other,” but no longer includes our cardiovascular business; and

•	our former Hematologic Oncology segment is now referred to as “Hematology and Oncology” and now includes our transplant business, which previously was reported under the caption “Other,” but no longer includes our multiple sclerosis business, which is now reported as a separate reporting segment called “Multiple Sclerosis.”

We report our corporate, general and administrative operations and corporate science activities under the caption “Corporate.”

We have revised our 2009 and 2008 segment disclosures to conform to our 2010 presentation.

We report the activities of our genetic testing, diagnostic products and pharmaceutical intermediates businesses under the caption of “Other.” In May 2010, we announced our plan to pursue strategic alternatives for these businesses. For additional details regarding the divestiture of these businesses, please see “Divestitures of Non-Core Businesses” set forth below.

Proposed Acquisition by Sanofi-Aventis

On February 16, 2011, we announced that we had entered into a definitive merger agreement with Sanofi-Aventis, or Sanofi, and a wholly-owned subsidiary of Sanofi, which we refer to as Purchaser, pursuant to which, on the terms and subject to the conditions contained in the merger agreement:

•	Purchaser has agreed that, no later than March 9, 2011, it will amend its previously commenced tender offer to exchange all the outstanding shares of our common stock for a purchase price of (i) $74.00 per share, net to the seller in cash without interest thereon and less any required withholding taxes, and (ii) one contingent value right per share; and

•	Promptly after the consummation of the exchange offer, Purchaser will merge with and into Genzyme, and Genzyme will survive as a wholly-owned subsidiary of Sanofi. In the merger, each share of our common stock outstanding immediately prior to the effective time of the merger other than shares held by shareholders who have properly exercised their rights for fair value under Massachusetts law, or shares owned by Sanofi or Genzyme or their respective subsidiaries will be converted into the right to receive the same per share consideration as paid in the exchange offer.

In addition, the merger agreement includes termination provisions for both us and Sanofi and provides that, in connection with the termination of the agreement under certain circumstances, we would be obligated to pay Sanofi a termination fee of $575 million. The consummation of the exchange offer and the merger are subject to conditions, including Sanofi’s acquisition of a majority of the outstanding shares of our common stock on a fully diluted basis, the effectiveness of a registration statement covering the contingent value rights, and the listing of the contingent value rights on the NASDAQ. Neither the exchange offer nor the merger is subject to a financing condition. We can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with Sanofi. For additional details regarding the merger agreement and the tender offer, please see our Current Report on Form 8-K, dated February 16, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

FDA Consent Decree

In May 2010, we entered into a consent decree with the FDA relating to our Allston facility. Pursuant to the consent decree, in November 2010, we paid $175.0 million to the FDA as disgorgement of past profits. The consent decree required us to cease fill-finish operations at the facility for all products sold within the United States, which included Fabrazyme and Thyrogen, by November 2010. It also restricted promotion of Thyrogen fill-finished at the Allston facility to medically necessary use, as prescribed by the FDA. Fill-finish operations for products sold in the United States were transferred prior to the applicable deadlines to our Waterford facility and to Hospira Worldwide, Inc., or Hospira, a contract manufacturer. We are also required to cease fill-finish operations at the Allston facility for all products sold outside the United States, which similarly includes Fabrazyme and Thyrogen, by August 31, 2011. We could be subject to penalties equal to 18.5% of the revenue from the sale of any product fill-finished at the Allston facility after the applicable deadline. We expect to transfer remaining fill-finish operations from the Allston facility during the first half of 2011.

The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies reported to us since October 2008 or identified as part of a comprehensive inspection conducted by a third-party expert, who we were required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at our Allston facility. We are revising that plan to include additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our Allston facility for an additional five years. Conditioned upon our compliance with the terms of the consent decree, we may continue our bulk manufacturing operations at the facility, which includes bulk production of Cerezyme and Fabrazyme.

In addition to our payment of $175.0 million to the FDA, we have incurred increased manufacturing operations costs in connection with the consent decree, including consultant fees and costs of implementing compliance measures. For more information about risks related to the consent decree, see “Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals” under the heading “Risk Factors” set forth below.

Manufacturing and Supply of Cerezyme and Fabrazyme

In June 2009, we interrupted production of Cerezyme and Fabrazyme at our Allston facility after identifying a virus in a bioreactor used for Cerezyme production. We resumed Cerezyme shipments in the fourth quarter of 2009. In February 2010, we began shipping Cerezyme at a rate equal to 50% of estimated product demand in order to build a small inventory buffer to help us better manage delivery of the Cerezyme available. We continued shipping at 50% of estimated product demand through the second quarter of 2010, due in part to the impact of a second interruption in production in March 2010 resulting from a municipal electrical power failure that compounded issues with the facility’s water system. We increased supply of Cerezyme in the third quarter of 2010 and Cerezyme patients in the United States were able to begin to return to normal dosing levels in September. Cerezyme patients on a global basis were able to return to normal dosing in the fourth quarter of 2010.

Due to the June 2009 production interruption, low manufacturing productivity upon re-start of production and efforts to build a small inventory buffer, Fabrazyme shipments decreased in the fourth quarter of 2009 and we began shipping Fabrazyme at a rate equal to 30% of estimated product demand. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and the European Medicines Agency, or EMA. The new working cell bank has completed five runs and has had approximately 30% to 40% greater productivity than the prior working cell bank. Fabrazyme patients were able to begin doubling their doses in the fourth quarter of 2010. We expect to be able to fully supply global Fabrazyme demand for currently treated patients during the second half of 2011.

We expect to continue working with minimal levels of inventory of Cerezyme and Fabrazyme until after our new Framingham, Massachusetts manufacturing facility is approved, which we anticipated in the second half of 2011. We commenced validation runs at the facility for Fabrazyme in the first quarter of 2011 and expect that Fabrazyme manufactured in those runs will be available for use upon the facility’s approval. We intend to transfer Fabrazyme production occurring at our Allston facility to the Framingham facility once it is approved and use the resulting available capacity at our Allston facility for additional Cerezyme production. Until we are able to build sufficient inventory levels, any additional interruptions or delays in manufacturing Cerezyme or Fabrazyme will likely impact supply of these products. In response to the FDA consent decree, we transferred our fill-finish operations for Fabrazyme sold in the United States from our Allston facility to Hospira. We expect to transfer fill-finish operations for Fabrazyme sold outside the United States from the Allston facility to Hospira during the first half of 2011. We are also significantly expanding the fill-finish capacity of our Waterford facility for our PGH products, including Cerezyme and Fabrazyme, and anticipate receiving approval of this additional capacity beginning in late 2011.

Previous Cerezyme shortages and continuing Fabrazyme shortages created, and continue to create, opportunities for our competitors and have resulted in a decrease in the number of patients using these products and a loss of our overall market share of Gaucher and Fabry patients. Cerezyme competes with VPRIVtm, a product manufactured and marketed by Shire plc, or Shire. In addition, Protalix Biotherapeutics Ltd., or Protalix, and Pfizer are developing UPLYSOtm, their product to treat Gaucher disease. In response to the Cerezyme shortages, VPRIV and UPLYSO were allowed to be made available, prior to receiving marketing approval, to patients in the United States, the EU, and other countries under pre-approval access programs. VPRIV was approved in the United States in February 2010 and in the EU in August 2010. Protalix has applied for marketing approval for UPLYSO in the United States. VPRIV and UPLYSO have been granted orphan drug status by the FDA. Fabrazyme competes outside the United States with Replagal, a product marketed by Shire. Fabrazyme is the only commercial product approved in the United States to treat Fabry disease. However, Replagal has been available in the United States on a non-commercial basis under a pre-approval access program since December 2009. In June 2010, Shire closed enrollment in the program and announced that it would continue to support a limited number of emergency pre-approval access requests. In August 2010, Shire reported that it had withdrawn its application for marketing approval for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” designation, to consider updating it with additional clinical data. In April 2010, the EMA advised healthcare providers to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. In July 2010, the EMA issued a temporary recommendation to healthcare providers that new Fabry disease patients be treated with Replagal as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. We also have encouraged patients to switch to competitors’ products during the period of supply constraints. Until we provide full, sustainable product supply, there may be additional patients that switch to competing products due to continued limited availability or uncertainty about continued availability of our products.

Lumizyme Approval

In May 2010, we received FDA approval to market Lumizyme, alglucosidase alfa produced at the 4000 liter bioreactor scale for use in the United States. Lumizyme is the first treatment approved in the United States specifically to treat patients with late-onset Pompe disease. In August 2010, we closed our Alglucosidase Alfa Temporary Access Program, or ATAP, the program we created in 2007 through which we provided therapy free of charge to Pompe patients prior to commercial approval of Lumizyme. Substantially all of the former ATAP patients were transferred to commercial treatment by the end of 2010. We manufacture Lumizyme, along with Myozyme, alglucosidase alfa produced at the 4000 liter bioreactor scale for use outside the United States, at our Geel facility. We are adding a third bioreactor at the Geel facility for Myozyme and Lumizyme production, for which we expect to receive FDA approval by the end of 2011. In addition, we have begun construction of another facility in Geel that will include two additional 4000 liter bioreactors for Myozyme and Lumizyme production. We believe that Myozyme and Lumizyme represent a commercial opportunity comparable to that represented by Cerezyme in the treatment of Gaucher disease.

Value Creation Plan

In May 2010, we announced a plan to increase shareholder value by focusing on our core businesses, capitalizing on near-term growth drivers, balancing revenue and earnings growth with cash flow return on investment, improving our operating margins by reducing costs and improving operational efficiencies across the company and optimizing our capital structure.

Divestitures of Non-Core Businesses

As part of our focus on our core businesses, we announced a plan in May 2010 to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates businesses. As of September 1, 2010, the applicable assets and liabilities of our genetic testing, diagnostic products and pharmaceutical intermediates businesses have been classified as held for sale in the accompanying consolidated balance sheets and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses have been reported as discontinued operations in our consolidated statements of operations. In November 2010, we completed the sale of our genetics testing business to Laboratory Corporation of America, or LabCorp, for net cash proceeds of $915.9 million. In January 2011, we completed the sale of our diagnostic products business to Sekisui Chemical Co., Ltd., or Sekisui, for $265.0 million in cash. In February 2011, we completed the sale of our pharmaceutical intermediates business to International Chemical Investors Group, or ICIG.

For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. See Note C., “Held for Sale and Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8. of this Form 10-K for additional information. Our genetic testing business had revenues of approximately $339 million for the year ended December 31, 2010, approximately $371 million for the year ended December 31, 2009 and approximately $321 million for the year ended December 31, 2008. Revenue from our diagnostic products and pharmaceutical intermediate businesses were significantly less in comparison.

Cost Savings Program

As part of our efforts to reduce costs and increase operational efficiencies, we implemented a program in June 2010 to realize sustainable costs savings opportunities across the company. This multi-year initiative, designed with support by external consultants, focuses primarily on procurement improvements, spending reductions and workforce reductions. The program resulted in savings of approximately $26 million during the fourth quarter of 2010 and is expected to result in approximately $275 million in savings in 2011.

Restructuring Activities

As part of our cost savings program, we adopted a multi-phase workforce reduction plan to eliminate a total of 1,000 employees by the end of 2011. We implemented the first phase in November 2010, eliminating approximately 290 positions and implemented the second phase in February 2011, eliminating approximately 170 positions, including both filled and unfilled positions across various functions and locations. We incurred $28.3 million in charges in the fourth quarter of 2010 related to the first phase, primarily for severance and facility related costs. We expect to incur between $16.0 million and $23.0 million in charges in the first half of 2011 for similar costs related to the second phase. The 1,000 positions expected to be eliminated under the plan exclude the approximately 2,600 positions within our genetic testing, diagnostic products and pharmaceutical intermediates businesses, which we sold in late 2010 and early 2011.

Notes Offerings and Share Repurchase

As part of our efforts to optimize our capital structure, in June 2010, we repurchased $1.0 billion of common stock, receiving 15.6 million shares in June and 121,344 additional shares in October 2010. The repurchases were funded almost entirely by the proceeds from our sale of $1.0 billion in notes in June 2010, consisting of $500.0 million of 3.625% senior notes due 2015, or the 2015 Notes, and $500.0 million of 5.000% senior notes due 2020, or the 2020 Notes. For more information about the notes and the share repurchases, see “Liquidity and Capital Resources” set forth below.

STRATEGIC TRANSACTIONS

2011:

Sale to ICIG

In February 2011, we completed the sale of our pharmaceutical intermediates business to ICIG. The consideration is comprised of earn out payments that are contingent on future cash flows and are therefore not reasonably assured. The accounting for the sale transaction will take place in the first quarter of 2011. As part of the sale transaction accounting, the contingent consideration will not be recorded and a resulting loss on sale of business of between approximately $10 million and $16 million will be recorded. The future contingent payments will be recorded as a gain on sale of business in the period each payment is received.

Sale to Sekisui

In January 2011, we completed the sale of our diagnostic products business to Sekisui for $265.0 million in cash.

2010:

Sale to LabCorp

In November 2010, we completed the sale of our genetic testing business to LabCorp for cash proceeds of $915.9 million, which was net of $9.3 million of transaction related costs. We recorded a pre-tax gain on sale of $680.5 million, which is included in discontinued operations in our consolidated statements of operations.

2009:

Acquisition from Bayer

On May 29, 2009, we completed a transaction with Bayer to:

•	exclusively license worldwide rights to commercialize alemtuzumab for MS;

•	exclusively license worldwide rights to Campath;

•	exclusively license Bayer’s worldwide rights to the oncology products Fludara and Leukine; and

•	acquire a new Leukine manufacturing facility located in Lynnwood, Washington, contingent upon the facility receiving FDA approval, which is expected in 2011.

Prior to this transaction, we shared with Bayer the development and certain commercial rights to alemtuzumab for MS and Campath and received two-thirds of Campath net profits on U.S. sales and a royalty on foreign sales. Under our new arrangement with Bayer of alemtuzumab for MS, we have primary responsibility for the product’s development while Bayer continues to fund development at the levels specified under the previous agreement and participates in a development steering committee. We have worldwide commercialization rights, with Bayer retaining an option to co-promote alemtuzumab for MS. In exchange for the above, Bayer is eligible to receive the following contingent purchase price payments:

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

We are using Bayer for certain transition services and are purchasing commercial supply of Fludara and Leukine from Bayer. We have employed certain members of Bayer’s commercial teams for all three products and have an opportunity to employ certain members of Bayer’s manufacturing team if we acquire the Leukine facility. The transaction has been accounted for as a business combination and is included in our results of operations beginning on May 29, 2009, the date of acquisition. The results for the acquired products are included in our HemOnc and MS reporting segments. The fair value of the consideration and acquired assets at the date of acquisition consisted of the following (amounts in thousands):

Cash, net of refundable cash deposits	$42,425
Contingent consideration obligations	964,100

Total fair value of total consideration	$1,006,525

Inventory	$136,400
Developed technology:
Fludara (to be amortized over 5 years)	182,100
Campath (to be amortized over 10 years)	71,000
Leukine (to be amortized over 12 years)	8,272
IPR&D — alemtuzumab for MS	632,912

Total fair value of assets acquired	1,030,684

Gain on acquisition of business	$24,159

At closing, we paid a total of $113.2 million to Bayer, of which $70.8 million was refundable. The remaining nonrefundable amount of $42.4 million represents a payment for acquired inventory. A total of $61.8 million of the refundable amount was received in 2009. As of December 31, 2010, the remaining amount due from Bayer was not significant. The contingent consideration obligations are net of the continued funding expected to be received from Bayer for the development of alemtuzumab for MS. We determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and probability assessment with respect to regulatory approval of alemtuzumab for MS. The resultant probability-weighted cash flows were then discounted using discount rates of 11% for Campath, Fludara and Leukine and 13% for alemtuzumab for MS.

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

As of December 31, 2010, the fair value of the total contingent consideration obligations was $961.3 million and was $1.02 billion as of December 31, 2009. We recorded contingent consideration expense in our consolidated statements of operations of $102.7 million in 2010 and $65.6 million in 2009. As of December 31, 2010, we have paid $189.4 million in contingent consideration payments to Bayer and have received $31.8 million in funding from Bayer for the development of alemtuzumab for MS since May 29, 2009.

At the date of acquisition, alemtuzumab for MS had not reached technological feasibility and did not have an alternative future use and is therefore considered to be IPR&D. We recorded the fair value of the purchase price attributable to IPR&D as an indefinite-lived intangible asset. We test the asset annually for impairment, or earlier if conditions warrant. Amortization of this asset will begin upon regulatory approval based on the then estimated useful life of the asset.

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

Selling, general and administrative expenses, or SG&A, in our 2009 consolidated statements of operations include approximately $5 million of acquisition-related costs, primarily legal fees, associated with the Bayer transaction.

Purchase of Intellectual Property from EXACT Sciences Corporation

In January 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences Corporation, or EXACT Sciences, for our genetics business and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to discontinued operations in our consolidated statement of operations in March 2009.

2008:

Strategic Alliance with Osiris Therapeutics, Inc.

In October 2008, we entered into a strategic alliance with Osiris Therapeutics, Inc., or Osiris, whereby we obtained an exclusive license to develop and commercialize Prochymal and Chondrogen, mesenchymal stem cell products, outside of the United States and Canada. Osiris will commercialize Prochymal and Chondrogen in the United States and Canada. We paid Osiris a nonrefundable upfront payment of $75.0 million in November 2008, and a $55.0 million nonrefundable upfront license fee in July 2009. The results of these programs are primarily included in our immune mediated disease business, which are reported in Renal and Endocrinology in our segment disclosures.

Osiris will be responsible for completing, at its own expense, all clinical trials of Prochymal for the treatment of Graft versus Host Disease, or GvHD, and Crohn’s disease and clinical trials of Prochymal and Chondrogen through phase 2 for all other indications. Osiris will be responsible for 60% and we will be responsible for 40% of the clinical trial costs for phase 3 and 4 clinical trials of Prochymal (other than for the treatment of GvHD and Crohn’s disease) and Chondrogen. Osiris is eligible to receive:

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

In September 2009, Osiris announced that its two phase 3 trials evaluating Prochymal for the treatment of acute GvHD failed to meet their primary endpoints. Osiris is in the process of conducting a number of other clinical trials, including a phase 3 clinical trial for Crohn’s disease, that may trigger milestone payments upon completion.

Strategic Alliance with PTC Therapeutics, Inc.

In July 2008, we entered into a collaboration agreement with PTC Therapeutics, Inc., or PTC, to develop and commercialize ataluren, PTC’s novel oral therapy in late-stage development for the treatment of duchenne muscular dystrophy, or DMD, and cystic fibrosis, or CF. Under the terms of the agreement, PTC will commercialize ataluren in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development expense for our Personalized Genetic Health segment in our consolidated statements of operations during the third quarter of 2008. At its own expense, PTC will conduct and be responsible for the phase 2b trial of ataluren in DMD, the phase 2b trial of ataluren in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for ataluren equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of ataluren in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

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

PTC is also eligible to receive tiered royalties from sales of ataluren outside of the United States and Canada. The results of our ataluren program are included in the results of our Personalized Genetic Health segment disclosures.

Strategic Alliance with Isis

In January 2008, we entered into a strategic alliance with Isis, whereby we obtained an exclusive, worldwide license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, which is currently being developed for the treatment of familial hypercholesterolemia, or FH, an inherited disorder that causes exceptionally high levels of low density lipoprotein, or LDL, cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an other noncurrent asset on our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction. Due to certain trading restrictions on the common stock, we classify this investment as other noncurrent assets. We allocated the remaining $69.9 million to the mipomersen license, which we recorded as a charge to research and development expense in our consolidated statements of operations during the first quarter of 2008.

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

We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio would be adjusted on a sliding scale if and as annual revenues for mipomersen increase to $2.0 billion, at which point we would share profits equally with Isis. The results of our mipomersen program are included in the results of our cardiovascular business, which are reported in our Personalized Genetic Health segment disclosures.

We account for our investment in Isis common stock on a cost basis due to certain trading restrictions imposed by Isis that prohibit us from selling our holdings of Isis common stock until the earlier of:

•	January 7, 2012;

•	the first commercial sale of product under our agreement with Isis; or

•	termination or reversion of the product license granted to us under the agreement.

In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and recorded a $32.3 million impairment charge to gains (losses) on investments in equity securities, net in our consolidated statements of operations. As of December 31, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $50.6 million (or $10.12 per share). We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if there is another decline in value and it becomes “other than temporary,” we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

The significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note A., “Summary of Significant Accounting Policies,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K. The preparation of consolidated financial statements under accounting principles generally accepted in the United States, or U.S. GAAP, requires us to make certain estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities in our financial statements. Our actual results could differ from these estimates under different assumptions and conditions. We believe that the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Inventories;

•	Long-Lived and Intangible Assets;

•	Asset Impairments;

•	Contingent Consideration Expense; and

•	Investments in Debt and Equity Securities.

Revenue Recognition

Product Sales

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured. For sales to distributors that do not or can not bear the risk of loss, we recognize revenue when the product is sold through to hospitals or other healthcare providers. The timing of product shipments and receipts by the customer can have a significant impact on the amount of revenue recognized in a particular period. A significant portion of our products are sold at least in part through wholesale distributors and specialty distributors, along with direct sales to hospitals, homecare providers, government agencies and physicians. Consequently, our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of our major distributors and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions or other factors. Inventory in the distribution channel consists of inventory held by wholesaler and specialty distributors, who are our customers, and inventory held by their retail customers, such as pharmacies and hospitals. Our revenue in a particular period can be affected by increases or decreases in channel inventories. Significant increases in wholesaler or retail inventories could result in reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

We use a variety of data sources to determine the amount of inventory in the distribution channel. For most product lines, we receive data on sales and inventory levels directly from our primary customers. For key product lines in our PGH, Renal and Endocrinology, Biosurgery and HemOnc areas, our data sources also include prescription and wholesaler data purchased from external data providers. As part of our efforts to limit the amount of PGH, Renal and Endocrinology, Biosurgery and HemOnc inventory held by distributors and to gain improved visibility into the distribution channel, we have executed agreements to limit the amounts of inventory they carry and to provide us ongoing reports to verify distributor inventory levels and sales data.

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

We record product sales net of the following significant categories of product sales allowances:

•	Contractual adjustments — We offer chargebacks and contractual discounts and rebates, which we collectively refer to as contractual adjustments, to certain private institutions and various government agencies in both the United States and international markets. We record chargebacks and contractual discounts as allowances against accounts receivable in our consolidated balance sheets. We account for rebates by establishing an accrual for the amounts payable by us to these agencies and institutions, which is included in accrued liabilities in our consolidated balance sheets. We estimate the allowances and accruals for our contractual adjustments based on historical experience and current contract prices, using both internal data as well as information obtained from external sources, such as independent market research agencies and data from wholesale distributors. We continually monitor the adequacy of these estimates and adjust the allowances and accruals periodically throughout each quarter to reflect our actual experience. In evaluating these allowances and accruals, we consider several factors, including significant changes in the sales performance of our products subject to contractual adjustments, inventory in the distribution channel, changes in U.S. and foreign healthcare legislation impacting rebate or allowance rates, changes in contractual discount rates and the estimated lag time between a sale and payment of the corresponding rebate;

•	Discounts — In some countries, we offer cash discounts for certain products as an incentive for prompt payment, which are generally a stated percentage off the sales price. We account for cash discounts by reducing accounts receivable by the full amounts of the discounts. We consider payment performance and adjust the accrual to reflect actual experience; and

•	Sales returns — We record allowances for product returns at the time product sales are recorded. The product returns reserve is estimated based on the returns policies for our individual products and our experience of returns for each of our products. We also consider the product’s lifecycle and possible competition pending, including generic products. If the price of a product changes or if the history of product returns changes, the reserve is adjusted accordingly. We determine our estimates of the sales return accrual for new products primarily based on the historical sales returns experience of similar products, or those within the same or similar therapeutic category.

Our provisions for product sales allowances reduced gross product sales as follows (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Product sales allowances:
Contractual adjustments	$913,405	$629,666	$502,237	$283,739	45%	$127,429	25%
Discounts	36,753	26,775	23,390	9,978	37%	3,385	14%
Sales returns	31,502	34,663	23,272	(3,161)	(9)%	11,391	49%

Total product sales allowances	$981,660	$691,104	$548,899	$290,556	42%	$142,205	26%

Total gross product sales	$4,981,605	$4,601,233	$4,588,873	$380,372	8%	$12,360	—%

Total product sales allowances as a percent of total gross product sales	20%	15%	12%

Total product sales allowances increased in 2010, as compared to 2009, primarily due to:

•	an increase in contractual adjustments of $211.8 million for our Renal and Endocrinology reporting segment primarily due to changes in contractual terms;

•	an increase in contractual adjustments of $62.7 million for our Biosurgery reporting segment; and

•	an increase in contractual adjustments of $23.2 million for our HemOnc reporting segment.

These increases were partially offset by a decrease of $13.8 million in the aggregate product sales allowances for 2010 for our PGH reporting segment, which was primarily due to supply constraints associated with Cerezyme and Fabrazyme.

Total product sales allowances increased in 2009, as compared to 2008, primarily due to:

•	an increase in contractual adjustments of $61.4 million for our HemOnc reporting segment;

•	an increase in contractual adjustments of $32.7 million for our Biosurgery reporting segment; and

•	an increase in contractual adjustments of $25.4 million for our PGH reporting segment.

Total estimated product sales allowance reserves and accruals in our consolidated balance sheets increased approximately 40% to approximately $330 million as of December 31, 2010, as compared to approximately $236 million as of December 31, 2009, primarily due to increased contractual adjustments for our Renal and Endocrinology reporting segment. Our actual results have not differed materially from amounts recorded.

Accounts Receivable Related to Sales in Greece

Our consolidated balance sheets include accounts receivable, net of reserves, held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece of approximately $68 million as of December 31, 2010 and approximately $57 million as of December 31, 2009. Sales to government-owned or supported healthcare facilities in Greece were approximately $22 million in 2010 and approximately $23 million in 2009. Payment of these accounts is subject to significant delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities ranging from one to three years. We recorded a charge of $7.2 million to bad debt expense, a component of

SG&A, in our consolidated statements of operations for the second quarter of 2010 to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 11% risk adjusted discount rate.

The government of Greece has recently required financial support from both EU and the International Monetary Fund, or IMF, to avoid defaulting on its sovereign debt. If significant additional changes occur in the availability of government funding in Greece, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

Healthcare Reform Legislation

In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

•	an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs and an increase from 15.1% to 17.1% for drugs that are approved exclusively for pediatric patients;

•	the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

•	the expansion of the 340(B) PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals; and

•	a requirement that the Medicaid rebate for a drug that is a “line extension” of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

Effective October 1, 2010, the new legislation re-defined the Medicaid AMP such that the AMP is calculated differently for our oral drugs and our injected/infused drugs, and such that Medicaid rebates increase for our oral drugs, Renagel, Renvela and oral Hectorol, and our product Leukine, but be insignificantly impacted for our other products.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole”. Also beginning in 2011, we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid and Veteran’s Administration, Department of Defense and TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation. The related fees will be recorded as SG&A. The aggregated industry wide fee is expected to total approximately $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Beginning in 2013, a 2.3% excise tax will be imposed on sales of all medical devices except retail purchases by the public intended for individual use.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We have had to make several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of available information and resulting uncertainty about how the legislation will be implemented. Our revenues in the United States decreased by approximately $7 million in 2010 as a result of this new legislation and are expected to decrease by approximately $25 million to $30 million in 2011.

We expect that the U.S. Congress and state legislatures will continue to review and assess healthcare proposals, including proposals to modify, repeal or not fund portions of the federal health care reform law enacted in March 2010, and public debate of these issues will likely continue. We cannot predict which, if any, of such proposals will be adopted and when they might be adopted. In addition, we anticipate seeing continued efforts to reduce healthcare costs in many other countries outside the United States. For example, in 2010, Spain cut prices for branded products by 7.5% and Portugal cut prices across the board by 6%. As another example, the German government enacted legislation that increases mandatory discounts from 6% to 16% on non-orphan drugs, freezes August 2009 pricing levels through the end of 2013, and limits free pricing on new products to one year following launch at which time they are subject to cost-effectiveness analysis, negotiation of price, and potential price ceilings. We expect that our revenues would be negatively impacted if these or similar cost-saving measures are adopted by other countries facing budget constraints.

Distributor Fees

Cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, is characterized as a reduction of revenue. We include such fees in contractual adjustments, which are recorded as a reduction to product sales. That presumption is overcome and the consideration is appropriately characterized as a cost incurred if, and to the extent that, both of the following conditions are met:

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

We record service fees paid to our distributors as a charge to SG&A, a component of operating expenses, only if the criteria set forth above are met. The following table sets forth the distributor fees recorded as a reduction to product sales and charged to SG&A (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
	Year Ended December 31,			Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Distributor fees:
Included in contractual adjustments and recorded as a reduction to product sales	$27,074	$22,308	$23,368	$4,766	21%	$(1,060)	(5)%
Charged to SG&A	8,492	13,379	13,514	(4,887)	(37)%	(135)	(1)%

Total distributor fees	$35,566	$35,687	$36,882	$(121)	— %	$(1,195)	(3)%

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

We issue performance vesting restricted stock units, or PSUs, to our senior executives, which vest upon the achievement of certain financial performance goals, including cash flow return on investment and relative total shareholder return, or R-TSR. The fair value of PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, is based on the market value of our stock on the date of grant. We use a lattice model with a Monte Carlo simulation to value PSUs subject to the R-TSR performance metric, which is a market condition. We recognize compensation cost for our PSUs on a straight-lined basis over the requisite performance period. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. In the case of PSUs subject to the R-TSR performance metric, if the financial performance goals are not met, the award does not vest, no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

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

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of the product or the manufacturing facility where it is produced. The determination for capitalization is based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and assessment of the regulatory review process for the product and manufacturing process, our required investment in the product or facility, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In no event is inventory capitalized prior to completion of a phase 3 clinical trial and the completion of a series of successful validation runs from the facility. At the completion of these events, the product and the manufacturing process have reached technological feasibility, upon which we believe the likelihood of obtaining regulatory approval is high and probable future economic benefit in the product exists. If a product is not approved for sale or a manufacturing facility does not receive approval, it would likely result in the write off of the inventory and a charge to earnings.

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

In 2010, we wrote off approximately $16.4 million of Cerezyme and Fabrazyme work-in-process material related to the remediation of our Allston facility and $7.1 million of Thyrogen inventory that did not meet the necessary quality specifications. In 2009, we wrote off approximately $11 million of Cerezyme work-in-process material related to the remediation of our Allston facility and $9.2 million of Myozyme inventory costs related to terminated production runs at our Belgium facility. In 2008, we wrote off Myozyme inventory costs of $12.6 million related to terminated production runs at our Belgium facility.

Long-Lived and Intangible Assets

Property, Plant and Equipment

As of December 31, 2010, there was $2.93 billion of net property, plant and equipment on our consolidated balance sheet. We generally depreciate property, plant and equipment using the straight-line method over its estimated economic life, which ranges from 3 to 40 years. Determining the economic lives of property, plant and equipment requires us to make significant judgments that can materially impact our operating results. If our estimates require adjustment, it could have a material impact on our reported results.

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

Equipment and facilities used to manufacture products subject to FDA or other governmental regulation are required to comply with standards of those regulatory agencies. The activities necessary to obtain approval from these regulatory agencies are referred to as validation costs. We capitalize the cost of validating new equipment and facilities for the underlying manufacturing process. We begin capitalization when we consider the product and manufacturing process to have demonstrated technological feasibility, and end capitalization when the asset is substantially complete and ready for its intended use. Costs capitalized include incremental labor and direct material, and incremental fixed overhead. Determining whether to capitalize validation costs requires judgment, and can have a significant impact on our reported results. Also, if we were unable to successfully validate the manufacturing process for any future product, we would have to write off to current operating expense any validation costs that had been capitalized during the unsuccessful validation process. Costs to initiate new projects in an existing facility are treated as start-up costs and expensed as incurred. As of December 31, 2010, capitalized validation costs, net of accumulated depreciation, were $19.8 million.

Goodwill and Other Intangible Assets

As of December 31, 2010, there was approximately $1.36 billion of net goodwill and $1.82 billion of net other intangible assets on our consolidated balance sheet. We amortize finite intangible assets using the straight-line method over their estimated economic lives, which range from 1 and 15 years, or using the economic use method if that method results in significantly greater amortization than the straight-line method. Determining the economic lives of acquired finite intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results. For certain acquired finite intangible assets, we may be required to make additional payments contingent upon meeting certain sales targets. We record amortization expense for these intangibles based on estimated future sales of the related products and include in the determination of amortization all contingent payments that we believe are probable of being made. We apply this amortization model to our Synvisc distribution rights (acquired from Pfizer, formerly Wyeth), our license agreement with Synpac related to Myozyme patents and our technology intangible assets for Fludara related to our acquisition from Bayer. We review the sales forecasts of these products on a quarterly basis and assess the impact changes in the forecasts have on the rate of amortization and the likelihood that contingent payments will be made. Adjustments to amortization expense resulting from changes in estimated sales are reflected prospectively.

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

Asset Impairments

Impairment of Goodwill and Indefinite-Lived IPR&D

We are required to perform impairment tests for our goodwill and indefinite-lived IPR&D classified as indefinite-lived assets annually, which we perform in the third quarter of every year, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. When we perform impairment tests in future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment charges.

We test goodwill using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the fair values, the carrying value of the goodwill must be written down to its implied fair value. We determine the fair values by discounting, to present value, the estimated future cash flow of the reporting unit, which includes various analyses, assumptions and estimates including discount rates, projected results and estimated cash flows.

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

We completed the required annual impairment tests for our $1.36 billion of net goodwill during the third quarter of 2010 and determined that none of our goodwill or IPR&D was impaired at that time.

In the fourth quarter of 2010, we received several offers to purchase our pharmaceutical intermediates business. The proposed consideration to be paid under the revised offers indicated that the carrying value of our pharmaceutical intermediates reporting unit might be in excess of its fair value less cost to sell. As a result, we re-assessed the fair value of the net assets of our pharmaceutical intermediates reporting unit. We calculated the fair value of the goodwill and determined that the goodwill assigned to our pharmaceuticals business was fully impaired and recorded a pre-tax impairment charge of $1.3 million in our consolidated statements of operations in December 2010 to write off the goodwill. We then analyzed the fair values of the other long-lived assets which consisted primarily of plant and equipment by discounting, to present value, the estimated future cash flows of the assets to be sold. Based on this analysis, we concluded that the fair value of the net assets of this reporting unit were lower than their carrying values. We recorded a charge for impaired assets of $25.6 million primarily related to the plant and equipment of our pharmaceutical intermediates reporting unit, which is described below under the caption “Critical Accounting Policies — Asset Impairments — Impairment of Tangible and Intangible Assets, Other Than Goodwill, and Finite-Lived IPR&D.”

In February 2011, we completed the sale of our pharmaceutical intermediates business. The consideration is comprised of earn out payments that are contingent on future cash flows and are therefore not reasonably assured. The accounting for the sale transaction will take place in the first quarter of 2011. As part of the sale transaction accounting, the consideration will not be recorded and a resulting loss on sale of business of between approximately $10 million and $16 million will be recorded. The future contingent payments will be recorded as a gain on sale of business in the period each payment is received.

No additional impairment charges were required for the remaining $1.36 billion of goodwill related to our other reporting units.

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

As discussed above, the proposed consideration to be paid under the revised offers for our pharmaceutical intermediates business indicated that the carrying value of this reporting unit might be in excess of its fair value less cost to sell. As a result, we re-assessed the fair value of the net assets of our pharmaceutical intermediates reporting unit. We analyzed the fair values of the other long-lived assets which consisted primarily of plant and equipment by discounting, to present value, the estimated future cash flows of the assets to be sold. Based on this analysis, we concluded that the fair value of the net assets of this reporting unit were lower than their carrying values and recorded a pre-tax charge for impaired assets of $25.6 million in our consolidated statements of operations in December 2010.

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

Revenues

The components of our total revenues are described in the following table (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Product revenue	$3,999,945	$3,910,129	$4,039,974	$89,816	2%	$(129,845)	(3)%
Service revenue	45,293	46,817	45,410	(1,524)	(3)%	1,407	3%

Total product and service revenue	4,045,238	3,956,946	4,085,384	88,292	2%	(128,438)	(3)%
Research and development revenue	3,470	20,342	42,041	(16,872)	(83)%	(21,699)	(52)%

Total revenues	$4,048,708	$3,977,288	$4,127,425	$71,420	2%	$(150,137)	(4)%

Product Revenue

The following table sets forth by reporting segment the products from which we derive the majority of our revenues, and a description of their approved indications:

Segment	Products	Description of Approved Indication

Personalized Genetic Health	Cerezyme	Gaucher disease
	Fabrazyme	Fabry disease
	Myozyme/Lumizyme	Pompe disease
	Aldurazyme	MPS I
	Elaprase	MPS II
	Royalties earned on sales of and product sales of Welchol	Reduction of LDL in patients with hypercholesterolemia
	Cholestagel	Reduction of LDL in patients with hypercholesterolemia

Segment	Products	Description of Approved Indication

Renal and Endocrinology	Renagel/Renvela and bulk sevelamer	Control of serum phosphorus in patients with chronic kidney disease, or CKD, on dialysis and in Europe in CKD patients both on and not on dialysis with serum phosphorus above a certain level
	Hectorol	Secondary hyperparathyroidism in certain CKD patients
	Thyrogen	An adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer and an adjunctive therapy in the ablation of remnant thyroid tissue in patients that have undergone thyroid removal
Biosurgery	Synvisc/Synvisc-One/Jonexa	Treatment of pain associated with osteoarthritis
	Sepra products	Prevention of adhesions following various surgical procedures in the abdomen and pelvis
Hematology and Oncology	Mozobil	Mobilization of hematopoietic stem cells
	Thymoglobulin	Immunosuppression of certain types of cells responsible for organ rejection in transplant patients and treatment of aplastic anemia
	Clolar	Relapsed or refractory pediatric acute lymphoblastic leukemia, or ALL
	Campath	Chronic lymphocytic leukemia
	Fludara	Leukemia and lymphoma
	Leukine	Reduction of the incidence of severe and life-threatening infections in older adult patients with acute myelogenous leukemia following chemotherapy and certain other uses
Other	Pharmaceutical intermediates products	Pharmaceutical intermediates

The following table sets forth our product revenue on a reporting segment basis (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Personalized Genetic Health	$1,652,674	$1,849,509	$2,295,606	$(196,835)	(11)%	$(446,097)	(19)%
Renal and Endocrinology	1,069,482	1,008,021	954,330	61,461	6%	53,691	6%
Biosurgery	582,503	513,683	445,688	68,820	13%	67,995	15%
Hematology and Oncology	678,667	509,810	293,417	168,857	33%	216,393	74%
Other product revenue	16,619	29,106	50,933	(12,487)	(43)%	(21,827)	(43)%

Total product revenue	$3,999,945	$3,910,129	$4,039,974	$89,816	2%	$(129,845)	(3)%

2010 As Compared to 2009

Personalized Genetic Health

				10/09
			10/09	Increase/
			Increase/	(Decrease)
	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Cerezyme	$719,630	$793,024	$(73,394)	(9)%
Fabrazyme	188,210	429,690	(241,480)	(56)%
Myozyme/Lumizyme	411,803	324,545	87,258	27%
Aldurazyme	166,780	155,064	11,716	8%
Other Personalized Genetic Health	166,251	147,186	19,065	13%

Total Personalized Genetic Health	$1,652,674	$1,849,509	$(196,835)	(11)%

PGH product revenue decreased in 2010 due to supply constraints for Cerezyme and Fabrazyme.

The decrease in PGH product revenue attributable to supply constraints was offset in part by:

•	the addition of sales of Lumizyme in the United States after it received FDA approval in May 2010 and increased sales of Myozyme outside of the United States due to new patient identification; and

•	continued growth in sales volume for Aldurazyme and other PGH products, primarily Elaprase.

Cerezyme and Fabrazyme

Cerezyme revenue decreased in 2010 due to supply constraints for the product. Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Sales of Cerezyme as a percentage of total revenues, for all periods presented, reflect periods of supply constraints due to the production interruptions at our Allston facility in June 2009 and March 2010. Sales of Cerezyme were approximately 18% of our total revenues in 2010, as compared to approximately 20% of our total revenues in 2009.

The supply constraints for Fabrazyme adversely impacted Fabrazyme revenue by approximately $244 million in 2010.

Myozyme/Lumizyme

Myozyme/Lumizyme revenue increased in 2010, due to increased patient identification outside of the United States following the European approval of Myozyme produced at the 4000L bioreactor scale in February 2009 and the launch of Lumizyme in the United States in May 2010. We implemented a price increase for Myozyme as of June 1, 2010 which had no significant impact on Myozyme/Lumizyme revenue in 2010.

Aldurazyme

Aldurazyme revenue increased in 2010, due to increased patient identification worldwide.

Other Personalized Genetic Health

Other PGH product revenue increased in 2010, primarily due to increased sales of Elaprase, which benefited from the continued identification of new patients in our territories. We have rights to commercialize Elaprase in Japan and other Asia Pacific countries under an agreement with Shire.

Renal and Endocrinology

				10/09
			10/09	Increase/
			Increase/	(Decrease)
	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Renagel/Renvela (including sales of bulk sevelamer)	$697,650	$706,590	$(8,940)	(1)%
Hectorol	189,878	130,757	59,121	45%
Thyrogen	181,954	170,644	11,310	7%
Other Renal and Endocrinology	—	30	(30)	(100)%

Total Renal and Endocrinology	$1,069,482	$1,008,021	$61,461	6%

Renagel/Renvela revenues, including sales of bulk sevelamer, decreased slightly in 2010. This was primarily due to lower sales volume in Brazil offset by increased sales volume in the United States. In 2009, we decreased the price of Renagel in Brazil in connection with successfully negotiating an agreement with the government of Brazil despite competition from two similar products that had been approved in that country. This agreement was successfully negotiated again in the third quarter of 2010. Total revenue for Renagel/Renvela, including sales of bulk sevelamer, reflects the increasing percentage of Renvela sales within the United States.

We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility so the damaged equipment could be repaired. We resumed production of sevelamer hydrochloride in May 2010 and production of sevelamer carbonate in October 2010. We recorded charges totaling $22.0 million, which is net of $9.9 million of insurance reimbursements, in 2010, to cost of products sold in our consolidated statements of operations for Renagel and Renvela related to the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. Remediation of this facility is substantially complete and we anticipate that any remaining costs related to the remediation will not be significant.

Hectorol revenue increased in 2010, primarily due to price increases in the fourth quarter of 2009 and the first quarter of 2010. Hectorol revenues also benefited from an increase in volume due to the addition of the Hectorol 1mcg capsule formulation in August 2009.

Renagel/Renvela and Hectorol currently compete with several other marketed products and will have additional competitors in the future. Competitive products, especially if they are lower cost generic or follow-on products, will adversely impact the revenues we recognize from Renagel/Renvela. Our core patents protecting Renagel/Renvela and Hectorol expire in 2014 in the United States. We are unable to accurately estimate the unfavorable qualitative and quantitative impact of the expiration of these patents on our future operations and liquidity, as the impact is dependent on numerous factors beyond our control. These factors include: the outcome of pending patent litigations; the timing of a competitive generic product’s entry into the market; the number of generic products that actually enter the market and which markets generic entrants choose or are authorized to enter; the identity and the operational, manufacturing, distribution and marketing capabilities of the generic entrants; the reimbursement environment for the products in the United States and globally; and, in the case of Renagel/Renvela, requirements that the various regulatory agencies around the globe may impose on a manufacturer to demonstrate bioequivalence of these non-absorbed polymer-based products. Because these conditional events described above have not yet occurred, the current periods reflected in this filing have not been adversely affected; however, we expect the future impact to be unfavorable. See also “Some of our products will likely face competition from lower cost generic or follow-on products” under the heading “Risk Factors” below.

The Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, directs the CMS to establish a bundled payment system to reimburse dialysis providers treating patients with end stage renal disease, or ESRD. On July 26, 2010, CMS issued a final rule setting forth the dialysis bundled payment system that will begin on January 1, 2011. The final rule delays until 2014 the inclusion of ESRD-related oral drugs such as Renagel/Renvela and other oral phosphate binders that do not have an intravenous or injectable equivalent, in the bundled payment system. As a result, Renagel/Renvela will continue to be separately reimbursed by Medicare until 2014. However, beginning January 1, 2011, the bundled payment system includes ESRD-related IV drugs and biologics and their oral equivalents, including intravenous Vitamin D analogs and their oral equivalents such as Hectorol for Infusion and Hectorol capsules. We are in the process of evaluating the potential impact of the bundled payment system on our business.

Thyrogen revenues increased in 2010, primarily due to a price increase in July 2009 and an increase in sales for the product in Europe.

Biosurgery

				10/09
			10/09	Increase/
			Increase/	(Decrease)
	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Synvisc/Synvisc-One	$393,076	$328,533	$64,543	20%
Sepra products	160,996	148,538	12,458	8%
Other Biosurgery	28,431	36,612	(8,181)	(22)%

Total Biosurgery	$582,503	$513,683	$68,820	13%

Biosurgery product revenue increased in 2010, primarily due to increased sales of Synvisc/Synvisc-One in the United States. We received marketing approval for Synvisc-One in the United States in February 2009.

Hematology and Oncology

				10/09
			10/09	Increase/
			Increase/	(Decrease)
	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Mozobil	$92,021	$54,650	$37,371	68%
Thymoglobulin	229,918	215,964	13,954	6%
Clolar	103,901	81,280	22,621	28%
Other Hematology and Oncology	252,827	157,916	94,911	60%

Total Hematology and Oncology	$678,667	$509,810	$168,857	33%

Hematology and Oncology product revenue increased in 2010, primarily due to:

•	increased sales of Mozobil due to increased penetration of the product in the United States and the launch of the product in Europe in August 2009; and

•	increased demand for Clolar, Campath and Leukine.

Hematology and Oncology product revenue increased in 2010 due to the addition of sales of Campath, Fludara and Leukine beginning at the end of May 2009 as a result of our acquisition from Bayer.

Other Product Revenue

				10/09
			10/09	Increase/
			Increase/	(Decrease)
	2010	2009	(Decrease)	% Change
	(Amounts in thousands)

Other product revenue	$16,619	$29,106	$(12,487)	(43)%

Other product revenue decreased in 2010 due to decreased demand for pharmaceutical intermediates products.

2009 As Compared to 2008

Personalized Genetic Health

				09/08
			09/08	Increase/
			Increase/	(Decrease)
	2009	2008	(Decrease)	% Change
	(Amounts in thousands)

Cerezyme	$793,024	$1,238,977	$(445,953)	(36)%
Fabrazyme	429,690	494,260	(64,570)	(13)%
Myozyme/Lumizyme	324,545	296,176	28,369	10%
Aldurazyme	155,064	151,321	3,743	2%
Other Personalized Genetic Health	147,186	114,872	32,314	28%

Total Personalized Genetic Health	$1,849,509	$2,295,606	$(446,097)	(19)%

PGH product revenue decreased for 2009 primarily due to:

•	the temporary suspension of production at our Allston facility in June 2009 during a time of already low levels of inventory for Cerezyme and Fabrazyme, resulting in supply constraints for Cerezyme and Fabrazyme and increased contractual fees for Cerezyme; and

•	unfavorable exchange rate fluctuations; offset in part by

•	continued growth in sales volume for Myozyme, Aldurazyme and Elaprase.

Cerezyme and Fabrazyme

The supply constraint and increased contractual fees for Cerezyme adversely impacted Cerezyme revenue by $398.1 million for 2009. The weakening of foreign currencies against the U.S. dollar also adversely impacted Cerezyme revenue by $46.3 million for 2009. Our results of operations are dependent on sales of Cerezyme and any reduction in revenue from sales of this product adversely affects our results of operations. Sales of Cerezyme were approximately 20% of our total revenue for 2009, which reflect periods of supply constraint, as compared to approximately 30% for 2008. We resumed Cerezyme shipments in November 2009. In late December 2009, we began shipping vials of Cerezyme on a per-infusion basis to patients around the world that experienced a treatment interruption in 2009.

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

Other Personalized Genetic Health

Other PGH product revenue increased in 2009, as compared to 2008. Sales of Elaprase were $72.2 million in 2009, as compared to $45.6 million in 2008, primarily due to the continued identification of new patients in our territories. Revenue also increased due to the strengthening of the Japanese yen against the U.S. dollar, which positively impacted revenue by $4.3 million for 2009, as compared to 2008.

Renal and Endocrinology

				09/08
			09/08	Increase/
			Increase/	(Decrease)
	2009	2008	(Decrease)	% Change
	(Amounts in thousands)

Renagel/Renvela (including sales of bulk sevelamer)	$706,590	$677,729	$28,861	4%
Hectorol	130,757	128,153	2,604	2%
Thyrogen	170,644	148,448	22,196	15%
Other Renal and Endocrinology	30	—	30	N/A

Total Renal and Endocrinology	$1,008,021	$954,330	$53,691	6%

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

Biosurgery

				09/08
			09/08	Increase/
			Increase/	(Decrease)
	2009	2008	(Decrease)	% Change
	(Amounts in thousands)

Synvisc/Synvisc-One	$328,533	$263,094	$65,439	25%
Sepra products	148,538	133,663	14,875	11%
Other Biosurgery	36,612	48,931	(12,319)	(25)%

Total Biosurgery	$513,683	$445,688	$67,995	15%

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

Hematology and Oncology

				09/08
			09/08	Increase/
			Increase/	(Decrease)
	2009	2008	(Decrease)	% Change
	(Amounts in thousands)

Mozobil	$54,650	$639	$54,011	>100%
Thymoglobulin	215,964	183,296	32,668	18%
Clolar	81,280	64,044	17,236	27%
Other Hematology and Oncology	157,916	45,438	112,478	>100%

Total Hematology and Oncology	$509,810	$293,417	$216,393	74%

Hematology and Oncology product revenue increased for 2009, as compared to 2008, primarily due to:

•	a $54.0 million increase in sales of Mozobil due to the launch of the product in the United States in December 2008 and in Europe in August 2009;

•	a $32.7 million increase in sales of Thymoglobulin, primarily due to higher sales volume resulting from its increased utilization in transplant procedures worldwide;

•	increased worldwide demand for Clolar; and

•	the addition of a total of $109.6 million of sales of Campath, Fludara and Leukine beginning in the second quarter of 2009 as a result of our acquisition from Bayer.

These increases were offset, in part, by the weakening of foreign currencies against the U.S. dollar which adversely impacted Hematology and Oncology revenue by $1.8 million for 2009, as compared to 2008.

Mozobil was approved by the FDA in December 2008 for stem cell mobilization in patients with non-hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, for subsequent autologous stem cell transplants.

In July 2009, the European Commission approved Mozobil to enhance stem cell mobilization in preparation for autologous stem cell transplants in patients with lymphoma and MM whose cells mobilize poorly.

Other Product Revenue

				09/08
			09/08	Increase/
			Increase/	(Decrease)
	2009	2008	(Decrease)	% Change
	(Amounts in thousands)

Other product revenue	$29,106	$50,933	$(21,827)	(43)%

Other product revenue decreased for 2009, as compared to 2008, due to a decrease in demand for pharmaceutical products.

Service Revenue

We derive service revenues primarily from the sales of Matrix-induced Autologous Chondrocyte Implantation, or MACI, a proprietary cell therapy product for cartilage repair, in Europe and Australia, Carticel for the treatment of cartilage damage in the United States, and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment.

The following table sets forth our service revenue on a segment basis (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Personalized Genetic Health	$111	$99	$421	$12	12%	$(322)	(76)%
Biosurgery	44,616	45,640	42,767	(1,024)	(2)%	2,873	7%
Hematology and Oncology	—	742	1,682	(742)	(100)%	(940)	(56)%
Other service revenue	566	336	540	230	68%	(204)	(38)%

Total service revenue	$45,293	$46,817	$45,410	$(1,524)	(3)%	$1,407	3%

2010 As Compared to 2009

Service revenue decreased for 2010, as compared to 2009, primarily due to fluctuations in demand.

2009 As Compared to 2008

Biosurgery service revenue increased for 2009, as compared to 2008, primarily due to fluctuations in demand.

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

International Product and Service Revenue

A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

International product and service revenue	$2,039,609	$2,069,018	$2,272,090	$(29,409)	(1)%	$(203,072)	(9)%
% of total product and service revenue	50%	52%	56%

2010 As Compared to 2009

International product and service revenue decreased for 2010, as compared to 2009, primarily due to a decrease in international sales for Cerezyme and Fabrazyme for 2010, as compared to 2009, due to supply constraints.

These decreases were partially offset by:

•	growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Thyrogen, Synvisc, Seprafilm, Thymoglobulin and Clolar for 2010, as compared to 2009;

•	the addition of international product sales of Campath as of May 29, 2009 in lieu of and in excess of international royalties formerly earned on sales of Campath prior to our transaction with Bayer; and

•	the addition of international sales of Fludara and additional sales of Campath as of May 2009 and sales of Mozobil in Europe beginning in the third quarter of 2009.

Exchange rate fluctuation, primarily the Euro against the U.S. dollar, had no significant impact on revenue for 2010, as compared to 2009.

2009 As Compared to 2008

International product and service revenue decreased for 2009, as compared to 2008, primarily due to:

•	decreases in international sales volume for Cerezyme and Fabrazyme for 2009 due to supply constraints; and

•	the weakening of foreign currencies against the U.S. dollar, which adversely impacted total product and service revenue by $109.6 million for 2009.

These decreases were partially offset by:

•	growth in the international sales volume of Myozyme, Aldurazyme, Elaprase, Thyrogen, Synvisc/Synvisc-One, Seprafilm, Clolar and Thymoglobulin for 2009; and

•	the addition of international sales of Fludara in the second quarter of 2009 and Mozobil in Europe in the third quarter of 2009.

International product and service revenue as a percentage of total product and service revenue decreased for 2009, as compared to 2008, primarily due to:

•	decreases in the overall sales volume for Cerezyme and Fabrazyme for 2009 due to supply constraints;

•	the addition of sales of Leukine, sold exclusively in the United States, in the second quarter of 2009; and

•	the weakening of foreign currencies against the U.S. dollar, which adversely impacted our total international revenue.

Research and Development Revenue

The following table sets forth our research and development revenue on a segment basis (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Personalized Genetic Health	$—	$—	$110	$—	N/A	$(110)	(100)%
Renal and Endocrinology	628	331	90	297	90%	241	>100%
Biosurgery	1,631	2,493	2,645	(862)	(35)%	(152)	(6)%
Hematology and Oncology	107	2,367	14,439	(2,260)	(95)%	(12,072)	(84)%
Multiple Sclerosis	—	12,467	21,709	(12,467)	(100)%	(9,242)	(43)%
Other	1,104	2,684	3,048	(1,580)	(59)%	(364)	(12)%

Total research and development revenue	$3,470	$20,342	$42,041	$(16,872)	(83)%	$(21,699)	(52)%

2010 As Compared to 2009

Total research and development revenue decreased for 2010, as compared to 2009, primarily due to a decrease in MS research and development revenue as a result of our acquisition from Bayer of the rights to alemtuzumab and termination of the Campath profit share arrangement. As of May 29, 2009, the effective date of our acquisition from Bayer, we ceased recognizing research and development revenue for Bayer’s reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs to be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

2009 As Compared to 2008

Total research and development revenue decreased for 2009, as compared to 2008, primarily due to decreases in both HemOnc research and development revenue and MS research and development revenue. The decrease in HemOnc research and development revenue was the result of the termination of the Campath profit share arrangement with Bayer. The decrease in MS research and development revenue was the result of our ceasing to recognize revenue for Bayer’s reimbursement of a portion of the development costs for alemtuzumab for MS as of May 29, 2009, the effective date of our acquisition from Bayer. The fair value of the research and development costs to be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

GROSS PROFIT AND MARGINS

The components of our total margins are described in the following table (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Gross product profit	$2,846,256	$2,869,918	$3,214,042	$(23,662)	(1)%	$(344,124)	(11)%
Product margin	71%	73%	80%
Gross service profit	$7,442	$16,681	$16,228	$(9,239)	(55)%	$453	3%
Service margin	16%	36%	36%
Total gross product and service profit	$2,853,698	$2,886,599	$3,230,270	$(32,901)	(1)%	$(343,671)	(11)%
Total product and service margin	71%	73%	79%

Gross Product Profit and Product Margin

2010 As Compared to 2009

Our overall gross product profit decreased for 2010, as compared to 2009, primarily due to:

•	decreased sales volume for Cerezyme and Fabrazyme due to supply constraints; and

•	price decreases for Renagel outside of the United States, primarily in Brazil in connection with successfully negotiating an agreement with the government of Brazil despite competition from two similar products that had been approved in that country.

These decreases were partially offset by:

•	increased sales volumes for Myozyme, Aldurazyme, Elaprase, Hectorol, Synvisc, Seprafilm, Mozobil and Clolar; and

•	the addition of sales of Lumizyme after it received FDA approval in May 2010.

Our product margin decreased for 2010, as compared to 2009, primarily due to:

•	a shift in product mix to lower margin products attributable to the supply constraints for Cerezyme and Fabrazyme for 2010, as compared to 2009;

•	the increase in sales volume for Myozyme, Aldurazyme and Elaprase, all of which are lower margin products; and

•	the increase in sales of Fludara, Leukine and Campath, all of which are lower margin products.

Product margin was unfavorably impacted by $51.1 million in 2010, as compared to $45.5 million in 2009 of manufacturing-related charges. For 2010, these charges consisted primarily of:

•	$5.6 million of manufacturing-related costs associated with various inventory write offs;

•	$16.4 million related to the write off of Cerezyme and Fabrazyme inventory;

•	$22.0 million, which is net $9.9 million of insurance reimbursements, related to the temporary suspension of production of sevelamer hydrochloride and sevelamer carbonate and subsequent remediation of our Haverhill, England facility resulting from an explosion and fire in December 2009; and

•	$7.1 million related to the write off of Thyrogen inventory.

For 2009, these charges include $45.5 million of charges for 2009 related to the remediation of our Allston facility and approximately $11 million of charges for the write off of Cerezyme work-in-process material for 2009.

At any particular time, in the course of manufacturing, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of December 31, 2010, we had approximately $13.5 million of inventory that is being evaluated or tested. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it may result in a write off of the inventory and a charge to earnings.

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

Gross product profit and product margin for both periods were also adversely affected by manufacturing-related charges of $9.2 million for 2009 and $12.6 million for 2008 to write off Myozyme inventory costs related to terminated production runs at our Belgium facility.

For purposes of this discussion, the amortization of product related intangible assets is included in amortization expense and, as a result, is excluded from cost of products sold and the determination of product margins described above.

Gross Service Profit and Service Margin

2010 As Compared to 2009

Our overall gross service profit decreased for 2010, as compared to 2009, primarily due to a decrease in service revenue as a result of fluctuations in demand. Our total service margin decreased for 2010, as compared to 2009, primarily due to increased costs for Carticel and Epicel.

2009 As Compared to 2008

Our overall gross service profit and total service margin remained consistent for 2009, as compared to 2008.

OPERATING EXPENSES

Selling, General and Administrative Expenses

The following table provides information regarding the change in SG&A during the periods presented (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Selling, general and administrative expenses	$1,553,921	$1,244,398	$1,172,700	$309,523	25%	$71,698	6%
% of total revenue	38%	31%	28%

2010 As Compared to 2009

SG&A increased for 2010, as compared to 2009, primarily due to spending increases of:

•	$167.1 million for PGH, primarily due to a charge of $175.0 million relating to the consent decree we entered into with the FDA that provided for an upfront disgorgement of past profits;

•	$21.6 million for HemOnc, primarily due to an increase in sales and marketing expenses to support the addition of Campath, Fludara and Leukine and sales force expansion to support the launch of Mozobil in Europe beginning in the third quarter of 2009; and

•	$113.6 million for Corporate, primarily due to increased consulting expenses and legal costs, partially offset by decreased spending as a result of our cost savings program.

2009 As Compared to 2008

SG&A increased for 2009, primarily due to spending increases of:

•	$10.9 million for 2009, for Renal and Endocrinology, primarily due to increased patent litigation expenses for Renagel/Renvela and Hectorol for 2009;

•	$15.5 million for 2009, for Biosurgery, primarily due to ongoing activities related to the Synvisc-One launch;

•	$43.3 million for 2009, for HemOnc, primarily due to legal costs and transition services related to our acquisition from Bayer and sales and marketing expenses to support the addition of Campath, Fludara and Leukine, sales force expansion to support the launch of Mozobil in the United States and its launch in Europe in the third quarter of 2009, and increased selling and marketing expenses for Clolar in Europe; and

•	$20.0 million for 2009, for Corporate, primarily due to increases in litigation expense and stock-based compensation for 2009, as compared to 2008.

These increases were partially offset by a decrease of $21.3 million for 2009, attributable to the weakening of foreign currencies against the U.S. dollar and a decrease of $11.0 million of realized unhedged transactional foreign currency loss for 2009, as compared to 2008.

Research and Development Expenses

The following table provides information regarding the change in research and development expense during the periods presented (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Research and development expenses	$847,284	$833,853	$1,294,411	$13,431	2%	$(460,558)	(36)%
% of total revenue	21%	21%	31%

2010 As Compared to 2009

Research and development expenses increased for 2010, as compared to 2009, primarily due to:

•	an $24.8 million increase in spending for 2010 on our PGH research and development programs, primarily due to expenses related to the ongoing eliglustat tartrate phase 3 studies;

•	an $8.2 million increase in spending for 2010 on our Hematology and Oncology research and development programs, primarily due to increase in research and development spending related to Campath, Fludara and Leukine; and

•	an $11.5 million increase in spending for 2010 on our MS research and development programs, due to increase in research and development spending related to alemtuzumab for MS.

These increases were partially offset by a spending decrease of $33.2 million for 2010 on our Renal and Endocrinology research and development programs, primarily due to a decrease in spending as a result of the termination of our clinical trial for next generation advanced phosphate binders.

2009 As Compared to 2008

Research and development expenses decreased for 2009, as compared to 2008, primarily due to:

•	a $332.9 million decrease in spending for 2009, on our PGH research and development programs, primarily due to charges of $244.9 million recorded in 2008 for license fees paid to Isis for exclusive, worldwide rights to mipomersen and charges of $100.0 million recorded in July 2008 for a nonrefundable upfront payment to PTC, for which there were no comparable amounts in 2009;

•	a $147.1 million decrease in spending for 2009, on our Renal and Endocrinology research and development programs, due to a $148.2 million decrease in spending for our immune mediated disease business for 2009 primarily due to charges of $130.0 million in nonrefundable upfront license fees paid to Osiris in 2008 related to our collaboration to develop and commercialize Prochymal and Chondrogen, for which there were no comparable amounts in 2009; and

•	a decrease of $7.6 million for 2009 due to the weakening of foreign currencies against the U.S. dollar.

These decreases were partially offset by a spending increase of $33.6 million on Multiple Sclerosis research and development programs due to increased spending in 2009 for the development of alemtuzumab for MS.

Amortization of Intangibles

The following table provides information regarding the change in amortization of intangibles during the periods presented (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Amortization of intangibles	$262,254	$253,507	$212,552	$8,747	3%	$40,955	19%
% of total revenue	6%	6%	5%

2010 As Compared to 2009

Amortization of intangibles expense increased for 2010, as compared to 2009, primarily due to the acquisition of the worldwide marketing and distribution rights to the oncology products Campath, Fludara and Leukine from Bayer in May 2009 and to additional amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer.

As discussed in Note I, “Goodwill and Other Intangible Assets,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K, we calculate amortization expense for the Synvisc sales and marketing rights we reacquired from Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a licensing agreement with Synpac by taking into account forecasted future net sales of the products, and the resulting estimated future contingent payments we will be required to make. In addition, we also calculate amortization for the technology intangible assets for Fludara based on forecasted future sales of Fludara. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by the first quarter of 2011. We do not expect the remaining contingent royalty payments to be significant.

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

Restructuring Charges

2010 As Compared to 2009

Restructuring charges increased for 2010, as compared to 2009, due to the $28.3 million in charges in the fourth quarter of 2010 representing costs related to the first phase of our workforce reduction plan to eliminate a total of 1,000 positions by the end of 2011. For additional information on these costs, see “Restructuring Activities” in Note D, “Strategic Transactions,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K.

Contingent Consideration Expense

The following table provides information regarding the change in contingent consideration expense during the periods presented (amounts in thousands):

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Contingent consideration expense	$102,746	$65,584	$—	$37,162	57%	$65,584	N/A
% of total revenue	3%	2%	N/A

2010 As Compared to 2009

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

As of December 31, 2010, the fair value of the total contingent consideration obligations was $961.3 million as compared to $1.02 billion as December 31, 2009. The decrease in 2010 was primarily due to changes in expense estimates and payments. We recorded a total of $102.7 million of contingent consideration expenses, of which $(0.8) million was allocated to our Hematology and Oncology reporting segment and $103.5 million was allocated to our Multiple Sclerosis reporting segment.

2009 As Compared to 2008

For 2009, the change in the fair value of the contingent consideration was primarily due to changes in discount periods and management estimates.

Charge for Impaired Assets

In the fourth quarter of 2010, we received several offers to purchase our pharmaceutical intermediates business. The proposed consideration to be paid under the revised offers indicated that the carrying value of our pharmaceutical intermediates reporting unit might be in excess of its fair value less cost to sell. As a result, we re-assessed the fair value of the net assets of our pharmaceutical intermediates business. We calculated the fair value of the goodwill and determined that the goodwill assigned to our pharmaceuticals business was fully impaired and recorded a pre-tax impairment charge of $1.3 million in our consolidated statements of operations in December 2010 to write off the goodwill. We then analyzed the fair values of the other long-lived assets which consisted primarily of plant and equipment by discounting, to present value, the estimated future cash flows of the assets to be sold. Based on this analysis, we concluded that the fair value of the net assets of this business were lower than their carrying values. We recorded a charge for impaired assets of $25.6 million primarily related to the plant and equipment of our pharmaceutical intermediates business.

In February 2011, we completed the sale of our pharmaceutical intermediates business. The consideration is comprised of earn out payments that are contingent on future cash flows and are therefore not reasonably assured. The accounting for the sale transaction will take place in the first quarter of 2011. As part of the sale transaction accounting, the consideration will not be recorded and a resulting loss on sale of business of between approximately $10 million and $16 million will be recorded. The future contingent payments will be recorded as a gain on sale of business in the period each payment is received.

No additional impairment charges were required for the remaining $1.36 billion of goodwill related to our other businesses.

Purchase of In-Process Research and Development

In May 2009, we acquired worldwide rights to the oncology products, Campath, Fludara, Leukine and alemtuzumab for MS from Bayer. In connection with the acquisition of the worldwide rights to alemtuzumab for MS we acquired IPR&D programs related to the U.S. and worldwide launches of alemtuzumab for MS. The total fair value of these IPR&D programs is $632.9 million (including $338.7 million for alemtuzumab for MS in the U.S. and $294.2 million for alemtuzumab for MS worldwide), which is capitalized as an indefinite-lived intangible asset on our consolidated balance sheets. Once the acquired projects have reached technological feasibility, the fair value is estimated by discounting the expected cash flows to present value, using a discount rate of 16%. Revenues from alemtuzumab for MS are expected to be realized beginning in 2012 in the U.S. and worldwide in 2013. The year of expected launch reflects both the ongoing launch of the products for currently approved indications as well as the anticipated launch of the products in the future for new indications. As of December 31, 2010, the estimated cost to complete is $94.4 million for a U.S. launch, which does not include anticipated reimbursements from Bayer totaling approximately $37 million, and $82.0 million for a worldwide launch, which does not include anticipated reimbursements from Bayer totaling approximately $16 million.

OTHER INCOME AND EXPENSES

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	(Amounts in thousands)

Equity in loss of equity method investments	$(3,004)	$—	$201	$(3,004)	N/A	$(201)	(100)%
Gains (Losses) on investment in equity securities, net	(30,334)	(56)	(3,340)	(30,278)	>(100)%	3,284	98%
Gain on acquisition of business	—	24,159	—	(24,159)	(100)%	24,159	N/A
Other	465	(1,647)	286	2,112	>100%	(1,933)	>(100)%
Investment income	11,382	17,642	51,329	(6,260)	(35)%	(33,687)	(66)%
Interest Expense	(7,026)	—	(4,418)	(7,026)	N/A	4,418	(100)%

Total other income (expenses)	$(28,517)	$40,098	$44,058	$(68,615)	>(100)%	$(3,960)	(9)%

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

Gains (Losses) on Investment in Equity Securities, Net

We recorded the following gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	2010	2009

Gross gains (losses) on investments in equity securities	$9,501	$1,734
Less: charges for impairment of investments	(39,835)	(1,790)

Gains (losses) on investments in equity securities, net	$(30,334)	$(56)

Gross gains (losses) on investments in equity securities includes gains totaling $7.3 million for 2010 resulting from the liquidation of our entire investment in the common stock of EXACT Sciences.

Charges for impaired investments for 2010 include pre-tax charges of $32.3 million to write-down our investment in the common stock of Isis in June 2010 and $4.7 million to write-down our investment in the common stock of Dyax in December 2010. Our investment in Isis common stock is described in more detail below.

At December 31, 2010, our stockholders’ equity includes $8.4 million of unrealized gains related to our strategic investments in equity securities.

Investment in Isis Common Stock

We review for potential impairment the carrying value of each of our strategic investments in equity securities on a quarterly basis. In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and we recorded a $32.3 million impairment charge to gains (losses) on investments in equity securities, net in our consolidated statements of operations. As of December 31, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $50.6 million (or $10.12 per share). We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if the decline in value has become “other than temporary,” we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

Gain on Acquisition of Business

We recorded a gain on acquisition of business of $24.2 million for 2009 for our Multiple Sclerosis reporting segment related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer for which there was no comparable amount in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

Investment Income

Our investment income decreased for 2010 primarily due to a decrease in interest rates.

Interest Expense

Our interest expense increased for 2010 due to increased debt from the issuance of our 2015 Notes totaling $500.0 million in principal and our 2020 Notes totaling $500.0 million in principal, a portion of which was not capitalizable.

2009 As Compared to 2008

Gains (Losses) on Investments in Equity Securities, net

We recorded the following realized gains (losses) on investments in equity securities, net of charges for impairment of investments, for the periods presented (amounts in thousands):

	2009	2008

Gross gains (losses) on investments in equity securities	$1,734	$13,259
Less: charges for impairment of investments	(1,790)	(16,599)

Gains (losses) on investments in equity securities, net	$(56)	$(3,340)

Gross gains (losses) on investments in equity securities includes a gain of $10.3 million in 2008 resulting from the liquidation of our investment in the common stock of Sirtris Pharmaceuticals, Inc. for net cash proceeds of $14.8 million.

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

At December 31, 2009, our stockholders’ equity includes $13.1 million of unrealized gains and $0.9 million of unrealized losses related to our strategic investments in equity securities.

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

PROVISION FOR INCOME TAXES

					10/09		09/08
				10/09	Increase/	09/08	Increase/
				Increase/	(Decrease)	Increase/	(Decrease)
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change

Benefit from (provision for) income taxes	$24,750	$(122,766)	$(207,565)	$147,516	>100%	$84,799	(41)%
Effective tax rate	(338)%	22%	33%

Our provision for income taxes were at rates other than the U.S. federal statutory tax rates for the following reasons:

	For The Years Ended December 31,
	2010	2009	2008

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Domestic manufacturing benefits	(53.4)%	(4.3)%	(2.1)%
Enhanced Charitable Deduction	(84.2)%	(0.6)%	(0.8)%
Audit settlement	(207.5)%	(1.4)%	(1.3)%
Stock Compensation	174.9%	1.9%	1.4%
Tax credits	(346.1)%	(5.4)%	(3.9)%
Foreign rate differential	139.3%	(3.0)%	1.5%
State Income Taxes	(52.8)%	(0.8)%	1.5%
Lobbying, Meals & Entertainment	40.4%	0.7%	0.6%
Nondeductible Compensation	24.0%	0.1%	0.2%
Interest Payment (Refund)	(11.0)%	0.1%	0.1%
Other	3.0%	—%	0.5%

Effective tax rate	(338.4)%	22.3%	32.7%

Our effective tax rate for 2010 was impacted by:

•	non-deductible stock-based compensation expenses totaling $37.6 million;

•	the tax benefits related to tax credits of $25.3 million;

•	domestic manufacturing benefits of $3.9 million; and

•	$15.2 million of tax benefits recorded to our income tax provision reflecting the resolution of various issues related to the settlement of IRS audits for the tax years 2006 to 2007. In conjunction with those settlements, we reduced our tax reserves by $16.6 million and recorded current tax payable for the remaining portion of the settlement amounts.

Our effective tax rate for 2009 was impacted by:

•	non-deductible stock-based compensation expenses totaling $34.2 million;

•	the tax benefits related to tax credits of $29.9 million; and

•	domestic manufacturing benefits of $23.7 million;

Our effective tax rate for 2008 was impacted by:

•	non-deductible stock-based compensation expenses totaling $25.0 million in 2008; and

•	the tax benefit related to tax credits of $24.5 million;

•	domestic manufacturing benefits of $13.1 million; and

•	$5.1 million of tax benefits recorded to our income tax provision reflecting the resolution of various issues related to the settlement of IRS audits for the tax years 2004 to 2005. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

In addition, our overall tax rate has changed significantly due to fluctuations in our income from continuing operations before taxes, which was $7.3 million in 2010, $549.7 million in 2009, and $634.7 million in 2008.

We are currently under audit by various states and foreign jurisdictions for various years. We believe that we have provided sufficiently for all audit exposures. Settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year will likely result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations

DISCONTINUED OPERATIONS

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates businesses. As of September 1, 2010, the applicable assets and liabilities of all three businesses have been classified as held for sale in the accompanying consolidated balance sheets and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses are reported as discontinued operations in our consolidated statements of operations.

For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. See Note C, “Held for Sale and Discontinued Operations,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K for additional information.

The following table summarizes our income (loss) from discontinued operations, net of tax (amounts in thousands):

	2010	2009	2008

Total revenues	$487,173	$538,237	$477,614

Income (loss) from discontinued operations before income taxes	$627,957	$(5,964)	$(9,133)
Benefit from (provision for) income taxes	(237,876)	1,333	3,109

Income (loss) from discontinued operations, net of tax	$390,081	$(4,631)	$(6,024)

Income (loss) from discontinued operations before income taxes for 2010 includes a pre-tax gain of $680.5 million related to the sale of our genetic testing business to LabCorp in November 2010.

RESEARCH AND DEVELOPMENT

Innovation by our research and development operations is very important to our success. Our research and development programs are focused on the areas of medicine where we market commercial products, namely rare inherited disorders, kidney disease, orthopaedics, cancer and transplant and auto-immune disease. We also conduct research in cardiovascular disease, neurodegenerative diseases as well as other medical areas. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. Our total research and development spending was $847.3 million in 2010, $833.9 million in 2009 and $1.29 billion in 2008.

We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development processes or projects, as well as our product lines, through acquisition, licensing or other arrangements.

Each of our reporting segments is typically engaged in multiple research and development programs at any given time. Our research and development spending consists of:

•	investments in strategically significant research and development programs, including new product candidates or new indications for existing products;

•	spending which supports post-marketing studies for our currently marketed products and direct added value spending by our reporting segments related to improving the effectiveness or discovering new uses for their existing products;

•	corporate science initiatives, including a number of long-term exploratory and fundamental research programs in biology and chemistry, and costs and allocations related to maintaining our global research and development infrastructure; and

•	stock-based compensation expenses related to those employees of our research and development organization that participate in our employee stock plans.

The following tables provide a summary of our research and development expenses for the year ended December 31, 2010, 2009 and 2008 by these spending categories and by reporting segment (amounts in thousands):

					Stock-Based
		Strategically	Currently		Compensation	Total Research	Capitalized as
		Significant	Marketed	Corporate	Expense for	and	In-Process
		R&D	Products and	Science Initiatives	R&D	Development	Research and
Year	Reporting Segment	Programs	Direct R&D	and Infrastructure	Employees	Expense	Development

2010:	Personalized Genetic Health	$50,359	$142,059	$66,919	$—	$259,337	$—
	Renal and Endocrinology	—	41,854	18,696	—	60,550	—
	Biosurgery	—	36,827	14,075	—	50,902	—
	Hematology and Oncology	—	102,164	37,001	—	139,165	—
	Multiple Sclerosis	87,503	—	23,148	—	110,651	632,912
	Other	—	2,523	—	—	2,523	—
	Corporate	—	2,050	167,637	54,469	224,156	—

	Total R&D expense	$137,862	$327,477	$327,476	$54,469	$847,284	$632,912

2009:	Personalized Genetic Health	$34,399	$144,454	$55,702	$—	$234,555	$—
	Renal and Endocrinology	—	72,848	20,929	—	93,777	—
	Biosurgery	—	33,539	14,516	—	48,055	—
	Hematology and Oncology	—	99,871	31,109	—	130,980	—
	Multiple Sclerosis	84,500	1,102	13,518	—	99,120	632,912
	Other	—	2,348	346	—	2,694	—
	Corporate	—	8,193	156,361	60,118	224,672	—

	Total R&D expense	$118,899	$362,355	$292,481	$60,118	$833,853	$632,912

2008:	Personalized Genetic Health	$274,799	$245,163	$53,582	$—	$573,544	$—
	Renal and Endocrinology	—	217,561	20,665	—	238,226	—
	Biosurgery	—	37,339	14,468	—	51,807	—
	Hematology and Oncology	—	106,844	18,477	—	125,321	—
	Multiple Sclerosis	56,171	—	23,608	—	79,779	—
	Other	—	1,882	117	—	1,999	—
	Corporate	—	22,040	146,209	55,486	223,735	—

	Total R&D expense	$330,970	$630,829	$277,126	$55,486	$1,294,411	$—

We have approximately 35 research and development programs, including 32 programs in phase 1 studies or later stages of development, 16 programs in phase 3 studies and six programs in post-marketing studies.

Below is a summary of the research and development programs that we consider to be our most strategically significant based principally on our expectations about the programs’ strategic importance to our business, including existing products and markets; relevance to a particular significant unmet medical need, including product efficacy and patient impact; and economic profile, including potential to generate future positive financial results.

	Description of		Year of Expected
Product Program	Targeted Indication	Status	Product Launch

Alemtuzumab for MS(1)	Multiple Sclerosis	Phase 3	2012

Eliglustat tartrate	Gaucher disease	Phase 3	2013

Mipomersen(2)	High cholesterol in patients with familial hypercholesterolemia	Phase 3	2012

(1)	We obtained exclusive license worldwide rights to commercialize alemtuzumab for MS in connection with our acquisition from Bayer in May 2009.

(2)	We obtained an exclusive, worldwide license to develop and commercialize mipomersen from Isis in January 2008.

As of December 31, 2010, the estimated aggregate costs to complete our strategically significant research and development programs was $300 million to $500 million.

LIQUIDITY AND CAPITAL RESOURCES

We continue to generate cash from operations. We had cash, cash equivalents and short- and long-term investments of $1.95 billion at December 31, 2010 and $1.05 billion at December 31, 2009.

The following is a summary of our statements of cash flows for 2010 and 2009:

Cash Flows from Operating Activities

Cash flows from operating activities are as follows (amounts in thousands):

	2010	2009

Net income	$422,144	$422,300
Non-cash charges, net	122,434	641,608

Net income, excluding net non-cash charges	544,578	1,063,908
Increase (decrease) in cash from working capital changes	(57,606)	115,129

Cash flows from operating activities	$486,972	$1,179,037

Cash provided by operating activities decreased $672.1 million for 2010, as compared to 2009, driven by a $519.3 million decrease in net income, excluding net non-cash charges and an $172.7 million decrease in working capital. The decrease is primarily due to a $175.0 million payment in 2010 related to the consent decree we entered into with the FDA that provides for upfront disgorgement of past profits, for which there were no comparable amounts in 2009 and the impact of the Cerezyme and Fabrazyme supply constraints.

Non-cash charges, net, decreased by $519.2 million in 2010 primarily attributable to a $680.5 million gain recorded in December 2010 on the sale of our genetics testing business to LabCorp. This decrease was partially offset by:

•	a $39.1 million increase in depreciation and amortization expenses;

•	a $37.2 million increase in contingent consideration expenses related to an increase in the fair value of the contingent consideration obligations recorded as a result of our acquisition of certain assets from Bayer in May 2009;

•	a $30.3 million increase in losses on investments in equity securities, net, primarily due to a charge of $32.3 million recorded in June 2010 to write down our investment in Isis to fair value and a $4.7 million charge recorded in December 2010 to write down our investment in Dyax Corp, as the unrealized losses were determined to be other than temporary, offset in part, by a gain of $7.3 million recorded on the sale of our investment in EXACT Sciences;

•	a $26.9 million charge for impaired assets recorded in December 2010 to impair certain assets of our pharmaceuticals intermediates business for which there was no comparable amount in 2009; and

•	a $24.2 million non-cash gain on acquisition of business recorded in June 2009 related to our acquisition from Bayer for which there is no comparable amount in 2010.

Cash Flows from Investing Activities

Cash flows from investing activities are as follows (amounts in thousands):

	2010	2009

Net sales (purchases) of investments, excluding investments in equity securities	$(316,468)	$93,069
Net sales (purchases) of investments in equity securities	8,199	(4,366)
Proceeds from sale of business	915,910	—
Purchases of property, plant and equipment	(654,105)	(661,713)
Investments in equity method investment	(3,633)	—
Acquisitions	—	(51,336)
Purchases of other intangible assets	(18,289)	(41,883)
Other investing activities	(6,958)	(5,195)

Cash flows from investing activities	$(75,344)	$(671,424)

In November 2010, we completed the sale of our genetic testing business to LabCorp for cash proceeds of $915.9 million, which is net of $9.3 million of transaction related costs. We recorded a pre-tax gain on sale of business of $680.5 million, which is included in discontinued operations in our consolidated statements of operations.

For 2010, capital expenditures accounted for significant cash outlays for investing activities. During 2010, we used $654.1 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Waterford, Ireland, Lyon, France and Geel, Belgium, planned improvements at our Allston facility, the additional manufacturing capacity we are constructing in Framingham, Massachusetts and capitalized costs related to the implementation of an enterprise resource planning system.

For 2009, investing activities used $661.7 million of cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Waterford, Ireland and Lyon, France, planned improvements at our Allston facility and capitalized costs of an internally developed enterprise software system. In addition, we used $51.3 million in connection with our acquisition of the worldwide rights to Campath, Fludara, Leukine and alemtuzumab for MS from Bayer.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in thousands):

	2010	2009

Cash flows from financing activities:
Proceeds from the issuance of our common stock	$426,519	$100,521
Repurchases of our common stock	(1,000,000)	(413,874)
Excess tax benefit from stock-based compensation	(19,795)	3,305
Proceeds from the issuance of debt	994,368	—
Payments of debt and capital lease obligations	(12,755)	(7,492)
Increase (decrease) in bank overdrafts	(43,888)	896
Payment of contingent consideration obligation	(131,202)	(26,417)
Other financing activities	7,675	6,445

Cash flows from financing activities	$220,922	$(336,616)

Cash used by financing activities decreased by $557.5 million for 2010, as compared to 2009, primarily a result of $994.4 million of proceeds, which is net of a $5.6 million discount, from the issuance in June 2010 of $1.0 billion in principal of debt, including $500.0 million in aggregate principal amount of our 2015 Notes and $500.0 million in aggregate principal amount of our 2020 Notes. Additionally, proceeds from the issuance of our common stock increased $326.0 million in 2010 as compared to 2009 due to an increase in stock option exercises. These proceeds were offset by $1.0 billion in cash used to repurchase shares of our common stock, an increase of $586.1 million from 2009 and by a $104.8 million increase in contingent consideration payments to Bayer in 2010, compared to 2009.

2015 and 2020 Senior Notes

In June 2010, we sold $500.0 million aggregate principal amount of our 2015 Notes and $500.0 million aggregate principal amount of our 2020 Notes, or collectively the Notes, through institutional private placements. Proceeds from the sales were applied towards the $1.0 billion payment under our accelerated share repurchase agreement, as discussed under the caption “Share Repurchase Plan” below. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions and other expenses related to the offerings. The 2015 Notes have an annual interest rate of 3.625% and the 2020 Notes have an annual interest rate of 5.000%. Interest accrues on the Notes from June 17, 2010 and is payable semi-annually in arrears on June 15 and December 15 of each year starting on December 15, 2010.

The Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding. The Notes are fully and unconditionally guaranteed by one of two subsidiaries that also guarantee our indebtedness under our 2006 revolving credit facility. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes redeemed; or

•	the sum of the present values of the remaining scheduled payments of interest and principal thereon discounted at the Treasury Rate plus 25 basis points in the case of our 2015 Notes and 30 basis points in the case of our 2020 Notes.

We may be required to offer to repurchase the Notes at a purchase price equal to 101% of their principal amount if we are subject to a change of control and, within certain time periods related to the change of control, the credit rating of the Notes is lowered below “Investment Grade.”

Share Repurchase Plan

In April 2010, our board of directors authorized a $2.0 billion share repurchase plan consisting of the near-term purchase of $1.0 billion of our common stock to be financed with proceeds of newly issued debt, and the purchase of an additional $1.0 billion of our common stock by June 2011. In June 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs under which we repurchased $1.0 billion of our common stock at an effective purchase price of $63.79 per share. Pursuant to the agreement, in June 2010, we paid $1.0 billion to Goldman Sachs and received 15.6 million shares. On October 21, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares repurchased are authorized and are no longer outstanding.

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

As of December 31, 2010, we had approximately $11 million of outstanding standby letters of credit issued against our 2006 revolving credit facility and no borrowings, resulting in approximately $339 million of available credit under this facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of December 31, 2010, we were in compliance with these covenants.

Contractual Obligations

As of December 31, 2010, we had committed to make the following payments under contractual obligations. These obligations include those associated with our assets held for sale discussed in Note C., “Held for Sale and Discontinued Operations,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K (amounts in millions):

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	After 2015

Long-term debt obligations(1,2)	$1,017.0	$0.5	$0.5	$0.6	$0.6	$500.6	$514.2
Capital lease obligations(2)	134.2	15.4	15.5	16.9	18.9	18.8	48.7
Operating leases(2)	344.8	78.5	62.8	40.8	28.4	19.8	114.5
Contingent payments(3)	1,663.7	173.4	115.1	364.1	656.2	262.5	92.4
Interest obligations(4)	324.8	44.1	44.0	44.0	44.0	34.1	114.6
Defined pension benefit plans payments	33.9	2.1	2.2	2.4	2.8	3.2	21.2
Unconditional purchase obligations	171.9	72.0	32.6	20.7	23.6	18.1	4.9
Capital commitments(5)	828.0	548.5	242.4	34.8	1.8	0.5	—

Total contractual obligations	$4,518.3	$934.5	$515.1	$524.3	$776.3	$857.6	$910.5

(1)	Includes $500.0 million in principal of our 2015 Notes and $500.0 million in principal of our 2020 Notes.

(2)	See Note M., “Long-Term Debt and Leases,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K for additional information on long-term debt and lease obligations.

(3)	For all periods presented consists primarily of contingent royalty and milestone payments, the value of which has not been risk adjusted or discounted, that we are obligated to pay to Bayer based on future sales and the successful achievement of certain sales volumes for Campath, Fludara and Leukine and alemtuzumab for MS. Bayer is also eligible to receive a payment between $75.0 million and $100.0 million for a new Leukine manufacturing facility located in Lynnwood, Washington upon the facility receiving FDA approval, which is expected in 2011. We have not included any amounts for the contingent payments for this facility because we cannot be certain that the FDA will approve the facility or do so in the anticipated timeframe. Contingent payments also exclude any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

From time to time, as a result of mergers, acquisitions or license arrangements, we may enter into agreements under which we may be obligated to make contingent payments upon the occurrence of certain events, and/or royalties on sales of acquired products or distribution rights. The actual amounts for and the timing of contingent payments may depend on numerous factors outside of our control, including the success of our preclinical and clinical development efforts with respect to the products being developed under these agreements, the content and timing of decisions made by the United States Patent and Trademark Office, the FDA, the EMA and other regulatory authorities, the existence and scope of third-party intellectual property, the reimbursement and competitive landscape around these products, the volume of sales or gross margin of a product in a specified territory and other factors described under the heading “Risk Factors” below. Because we cannot predict with certainty the amount or specific timing of contingent payments, we have included amounts for contingent payments that we believe are probable of being paid in our contractual obligations table. See Note D., “Strategic Transactions,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K for additional information on our transaction with Bayer.

(4)	Represents interest payment obligations related to the senior notes that we issued in June 2010 and the mortgage payable we assumed in connection with the purchase of land and a manufacturing facility we formerly leased in Framingham, Massachusetts.

(5)	Consists of contractual commitments to vendors that we have entered into as of December 31, 2010 related to our outstanding capital and internally developed software projects. Our estimated committed cost of completion for assets under construction as of December 31, 2010 is as follows (amounts in millions):

Cost to Complete at
Location	December 31, 2010

Framingham, Massachusetts, United States (approximately 33% for software development)	$271.7
Geel, Belgium	307.1
Beijing, China	73.0
Allston, Massachusetts, United States	71.0
Ridgefield, New Jersey, United States	28.8
Waterford, Ireland	28.2
Lyon, France	9.9
Haverhill, England	5.1
Other	33.2

Total estimated cost to complete	$828.0

We invest in certain venture capital funds. We have entered into a capital commitment agreement with each fund under which we are required to make certain cash contributions to the fund in amounts and on dates specified by the fund’s management. As of December 31, 2010, our outstanding capital commitments to these funds totaled $20.5 million. Because we cannot predict the specific timing of when each fund will require us to pay our remaining capital contributions, we have not included these capital contributions in our contractual obligations table above.

In addition, the merger agreement with Sanofi includes termination provisions for both us and Sanofi and provides that, in connection with the termination of the agreement under certain circumstances, we would be obligated to pay Sanofi a termination fee of $575 million.

Financial Position

We believe that our available cash, investments and cash flows from operations, together with our revolving credit facility and other available debt financing will be adequate to meet our operating, investing and financing needs in the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings for:

•	expanding and maintaining existing and constructing additional manufacturing operations, including investing significant funds to expand our Geel, Belgium and Waterford, Ireland facilities, finalize constructing our new manufacturing facility in Framingham, Massachusetts and constructing our new Geel, Belgium facility;

•	implementing process improvements and system updates for our biologics manufacturing operations;

•	product development and marketing;

•	strategic business initiatives;

•	upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

•	contingent payments under business combinations, license and other agreements, including a milestone payment to Synpac if net sales of Myozyme/Lumizyme, adjusted in accordance with the terms of our agreement with Synpac, reach $400.0 million, as well as payments related to our license of mipomersen from Isis, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer;

•	consulting fees and remediation costs related to our compliance with the consent decree;

•	working capital and satisfaction of our obligations under capital and operating leases; and

•	repayment of our 2015 Notes and our 2020 Notes.

In addition, we have a number of outstanding legal proceedings. Involvement in investigations and litigation is expensive and a court may also ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities where we qualify as the primary beneficiary are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation are accounted for under the equity method of accounting if our ownership interest exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the income (losses) of these entities in the line item “Equity in loss of equity method investments” in our consolidated statements of operations. We also acquire companies under agreements in which we agree to pay contingent consideration based on attaining certain thresholds.

RECENT ACCOUNTING PRONOUNCEMENTS AND UPDATES

Periodically, accounting pronouncements and related information on the adoption, interpretation and application of U.S. GAAP are issued or amended by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. Changes to the FASB Accounting Standards Codificationtm, or ASC, are

communicated through Accounting Standard Updates, or ASUs. The following table shows FASB ASUs recently issued that could affect our disclosures and our position for adoption:

Relevant Requirements
ASU Number	of ASU	Issued Date/Our Effective Dates	Status

2009-13 “Multiple- Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue- generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We currently do not expect the adoption to have a material impact on our consolidated financial statements or disclosures.

2010-06 “Improving Disclosures about Fair Value Measurements.”	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements, including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements.

2010-17, “Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force.”	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We currently do not expect the adoption to have a material impact on our consolidated financial statements or disclosures.

Relevant Requirements
ASU Number	of ASU	Issued Date/Our Effective Dates	Status

2010-27, “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers.”	Update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their consolidated statements of operations annual fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.	Issued December 2010. Effective for the calendar year beginning after December 31, 2010 when the fee initially becomes effective.	We will adopt the provisions of this update beginning January 1, 2011 and will record annual fees mandated by the Patient Protection and Affordable Care Act in the selling, general, and administrative line of our consolidated statement of operations.

2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”	Update addresses questions on when entities with reporting units with zero or negative carrying amounts should perform step 2 of the goodwill impairment test required annually.	Issued December 2010. Effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted.	We will adopt the provisions of this update beginning January 1, 2011.
2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.”	Update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements. Also expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.	Issued December 2010. Effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update with the first business combination we enter into with an acquisition date on or after January 1, 2011.

RISK FACTORS

You should carefully consider the risks described below in evaluating our business and before investing in our securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

In addition, we may only be able to produce some of our products at a very limited number of facilities and, therefore, have limited or no redundant manufacturing capacity for these products. For example, we currently manufacture all of our bulk Cerezyme and our bulk Fabrazyme products at our Allston facility, all of our bulk Myozyme produced at the 160L scale at our Framingham, Massachusetts facility, and all of our bulk Myozyme/Lumizyme produced at the 4000L scale at our Geel facility. In some cases, we contract out the manufacturing of our products to third parties, of which there are only a limited number capable of executing the manufacturing processes we require. A number of factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers.

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

The steps in successfully producing our biologic products are highly complex and in the normal course are subject to equipment failures and other production difficulties. For example, when we restarted Fabrazyme production at Allston, we experienced cell growth at lower than expected levels, which negatively affected our ability to supply the product to patients. In addition, in March 2010, we experienced an interruption in operations at our Allston facility resulting from an unexpected city electrical power failure that compounded issues with the plant’s water system. This resulted in continued supply limitations for Cerezyme and Fabrazyme as well as product write offs. We also have experienced other shipment interruptions since restarting Cerezyme and Fabrazyme production. We will continue to work with minimal levels of inventory for Cerezyme and Fabrazyme until we are able to build inventory following approval of our new Framingham, Massachusetts manufacturing facility, which is anticipated in the second half of 2011.

Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors.

Previous Cerezyme shortages and continuing Fabrazyme shortages created, and continue to create, opportunities for our competitors and have resulted in a decrease in the number of patients using these products and a loss of our overall market share of Gaucher and Fabry patients. Cerezyme competes with VPRIVtm, a product manufactured and marketed by Shire plc, or Shire. In addition, Protalix Biotherapeutics Ltd., or Protalix, and Pfizer are developing UPLYSOtm, their product to treat Gaucher disease. In response to the Cerezyme shortages, VPRIV and UPLYSO were allowed to be made available, prior to receiving marketing approval, to patients in the United States, the EU and other countries under pre-approval access programs. VPRIV was approved in the US in February 2010 and in the EU in August 2010. Protalix has applied for marketing approval for UPLYSO in the United States. VPRIV and UPLYSO have been granted orphan drug status by the FDA. Fabrazyme competes outside the United States with Replagal, a product marketed by Shire. Fabrazyme is the only commercial product approved in the United States to treat Fabry disease. However, Replagal has been available in the United States on a non-commercial basis under a pre-approval access program since December 2009. In June 2010, Shire closed enrollment in the program and announced that it would continue to support a limited number of emergency pre-approval access requests. In August 2010, Shire reported that it had withdrawn its application for marketing approval for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” status, to consider updating it with additional clinical data.

Some Gaucher and Fabry patients have switched to our competitors’ therapies as a result of Cerezyme and Fabrazyme shortages. Until we can increase production, there may be additional patients who switch to competing products due to continued limited availability of our products. In April 2010, the EMA advised healthcare providers to consider switching Fabry disease patients from Fabrazyme to Replagal based on its concerns that certain patients were not tolerating reduced dosages of Fabrazyme. In July 2010, the EMA issued a temporary recommendation to healthcare providers that new Fabry disease patients be treated with Replagal as an alternative to Fabrazyme because of continued supply shortages of Fabrazyme. We also have encouraged patients to switch to competitors’ products during the period of supply constraints. Until we provide full, sustainable product supply, there may be additional patients that switch to competing products due to continued limited availability or uncertainty about continued availability of our products.

Our products and manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.

Our commercial products and the manufacturing facilities in which they are produced are subject to extensive continuing government regulations relating to, among other things, testing, quality control, labeling and promotion. For example, we and certain of our third-party suppliers are required to maintain compliance with applicable regulations governing the production of pharmaceutical products known as GMP. To monitor our compliance with applicable regulations, the FDA, the EMA and comparable agencies in other jurisdictions routinely conduct inspections of our facilities and may identify potential deficiencies for us to address. For example, the FDA issues what are referred to as “483 letters” that set forth observations and concerns that are identified during its inspections. We have received 483 letters in the past and may receive additional 483 letters in the future. Failure to satisfactorily address the concerns or potential deficiencies identified in a 483 letter could result in us being issued a warning letter, a notice of what the FDA believes to be significant regulatory violations requiring prompt corrective actions. If we fail to adequately respond to a warning letter, or otherwise fail to comply with applicable regulatory requirements, we could be subject to enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities. Such actions may include:

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

For example, in May 2010, we entered into a consent decree with the FDA relating to our Allston facility. Pursuant to the consent decree, in November 2010, we paid $175.0 million to the FDA as disgorgement of past profits. The consent decree required us to cease fill-finish operations at the facility for all products sold within the United States, which included Fabrazyme and Thyrogen, by November 2010. It also restricted promotion of Thyrogen fill-finished at the Allston facility to medically necessary use, as prescribed by the FDA. Fill-finish operations for products sold in the United States were transferred prior to the applicable deadlines to our Waterford facility and to Hospira. We are also required to cease fill-finish operations at the Allston facility for all products sold outside the United States, which similarly includes Fabrazyme and Thyrogen, by August 31, 2011. We could be subject to penalties equal to 18.5 percent of the revenue from the sale of any product fill-finished at the Allston facility after the applicable deadline. We expect to transfer remaining fill-finish operations from the Allston facility during the first half of 2011. The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies reported to us since October 2008 or identified as part of a comprehensive inspection conducted by a third-party expert, who we were required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at our Allston facility. We are revising that plan to include additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have also retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our Allston facility for an additional five years. If we are unable to satisfy the terms of the consent decree, or if satisfaction of our obligations takes longer than expected, our business would be adversely impacted.

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

If we fail to increase sales of several existing products or to commercialize new products in our pipeline, we will not meet our financial goals.

The success of our business will depend substantially on our ability to increase revenue from our existing products. These products and services include our Cerezyme, Renvela, Synvisc-One, Fabrazyme, Myozyme/Lumizyme, Thymoglobulin, Clolar and Mozobil products.

Our ability to increase sales depends on a number of factors, including:

•	our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a timely and cost efficient manner;

•	acceptance by the medical community of each product;

•	the availability of competing treatments that are deemed safer, more efficacious, more convenient to use, more cost effective, or having a more reliable source of supply;

•	compliance with regulation by regulatory authorities of these products and the facilities and processes used to manufacture these products;

•	the scope of the labeling approved by regulatory authorities for each product and competitive products or risk management activities, including a Risk Evaluation and Mitigation Strategy, which we call the Lumizyme ACE Program;

•	the effectiveness of our sales force;

•	the availability and extent of coverage, pricing and level of reimbursement from governmental agencies and third-party payors; and

•	the size of the patient population for each product or service and our ability to identify new patients.

Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products, including Clolar, pursuing marketing approval for our products in new jurisdictions and developing next generation products, such as eliglustat tartrate (formerly Genz-112638), an oral therapy that could provide an additional treatment for patients with Type 1 Gaucher disease. Similarly, we are conducting two phase 3 trials to evaluate alemtuzumab in the treatment of MS. Data from the phase 3 trials are expected to be available in 2011. The success of this component of our growth strategy will depend on the outcome of these additional clinical trials, the content and timing of our submissions to regulatory authorities, whether and when those authorities determine to grant approvals, availability of value-based pricing and reimbursement, and the market share the product is able to capture.

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

The human healthcare products industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device companies, and generic and biosimilar manufacturers, have developed and are developing products to compete with our products and product candidates. If healthcare providers, patients or payors prefer these competitive products or these competitive products have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products. As described under the heading “Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors,” the virus at our Allston facility and associated production interruption have provided new opportunities for our competitors.

Cerezyme competes with VPRIVtm, a product manufactured and marketed by Shire plc, or Shire. VPRIV was approved in the US in February 2010 and in the EU in August 2010. In addition, Protalix Biotherapeutics Ltd., or Protalix, and Pfizer are currently developing, UPLYSOtm to treat Gaucher disease. Protalix has applied for marketing approval for UPLYSO in the United States. Competition is also impacted by our and our competitors’ relationships with healthcare providers, patients and patient organizations. Our previous Cerezyme shortages created opportunities for our competitors and have resulted in a decrease in the number of patients using Cerezyme and a loss of our overall market share of Gaucher patients. For more information on these shortages and the impact on Cerezyme’s competitive position, see “— Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Fabrazyme competes outside the United States with Replagal, a product marketed by Shire. Fabrazyme is the only commercial product approved in the United States to treat Fabry disease. However, Replagal has been available in the United States on a non-commercial basis under a pre-approval access program since December 2009. In June 2010, Shire closed enrollment in the program and announced that it would continue to support a limited number of emergency pre-approval access requests. In August 2010, Shire reported that it had withdrawn its application for marketing approval for Replagal that it had submitted in December 2009 to the FDA, and for which it had been granted “fast track” status, to consider updating it with additional clinical data. In addition, Amicus Therapeutics and GlaxoSmithKline are developing Amigaltm, an oral, small molecule product to treat Fabry disease that is currently in phase 3 clinical trials. Our Fabrazyme shortages continue to create opportunities for our competitors and have resulted in a decrease in the number of patients using Fabrazyme and a loss of our overall market share of Fabry patients. For more information on these shortages and the impact on Fabrazyme’s competitive position, see ‘‘— Manufacturing and Supply of Cerezyme and Fabrazyme” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above in Part II, Item 7. of this Form 10-K.

Renagel and Renvela compete with several other phosphate binders, including PhosLo®, marketed by Fresenius Medical Care, Fosrenol®, marketed by Shire and generic formulations of these products. Our core patents protecting Renagel and Renvela expire in 2014 in the United States and in the EU in 2015. In addition, our Renagel and Renvela patents are the subjects of Abbreviated New Drug Application, or ANDA, filings in the United States by generic drug manufacturers as described in more detail in “Legal Proceedings” in Part I, Item 3. of this report and below “Some of our products will likely face competition from lower cost generic or follow-on products.”

Synvisc and Synvisc-One compete with several multiple injection viscosupplements in the United States and with several single injection and multiple injection viscosupplements outside the United States.

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

We encounter similar cost containment issues in countries outside the United States. In certain countries, including countries in the EU and Canada, the coverage of prescription drugs, pricing and levels of reimbursement are subject to governmental control. Therefore, we may be unable to negotiate coverage, pricing or reimbursement on terms that are favorable to us. Moreover, certain countries reference the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to maintain or obtain acceptable prices in existing and potential new markets. Recent budgetary pressures in many countries, particularly European countries, are causing governments to consider, and in some cases to implement, price cuts and other cost-containment measures that may adversely affect reimbursement levels.

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

Furthermore, governmental regulatory bodies, such as the CMS in the United States, may from time-to-time make unilateral changes to reimbursement rates for our products. For example, MIPPA directs CMS to establish a bundled payment system to reimburse dialysis providers treating ESRD patients. In 2010, CMS announced that oral Hectorol would be included in the “dialysis payment bundle” beginning January 1,

2011 and that oral medications without intravenous equivalents, including our products Renvela and Renagel, would be included in the dialysis payment bundle beginning in 2014. This means that with respect to dialysis patients, our product oral Hectorol is no longer covered by Medicare Part D, because full reimbursement is included in the dialysis payment bundle, and beginning in 2014, the same will be the case for Renvela and Renagel. For more information about the dialysis payment bundle, including its impact on Hectorol sales and possible impact on future Renvela and Renagel sales, please see “— Product Revenue — Renal and Endocrinology” under “Management’s Discussion and Analysis of Genzyme Corporation and Subsidiaries’ Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K.

Changes to reimbursement rates, including implementation of CMS’s bundled payment system in the United States, could reduce our revenue by causing healthcare providers to be less willing to use our products. Although we actively seek to ensure that any initiatives that are undertaken by regulatory agencies involving reimbursement for our products do not have an adverse impact on us, we may not always be successful in these efforts. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

We may encounter substantial difficulties managing our growth.

Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, technology and facilities. For example, we are spending considerable resources building and seeking regulatory approvals for our manufacturing operations. These operations may not prove sufficient to meet demand for our products or we may not have excess capacity at these facilities to absorb problems as they arise. For example, we had been operating with lower than usual inventories for Cerezyme and Fabrazyme because we had allocated capacity for Myozyme production at our Allston facility to meet Myozyme’s worldwide growth. When we interrupted production of Cerezyme and Fabrazyme at the facility in June 2009 in order to sanitize the facility after identifying a virus in a bioreactor used to produce Cerezyme, inventories of Cerezyme and Fabrazyme were not sufficient to avoid product shortages. We are constructing a new manufacturing facility with capacity for Cerezyme and Fabrazyme in Framingham, Massachusetts, have expanded our Allston facility, are adding an additional 4000L bioreactor to produce Myozyme/Lumizyme at our Geel facility and are building an additional manufacturing facility in Geel. We are also expanding our fill-finish capacity in Waterford, Ireland and working with Hospira, a third-party contract manufacturer for fill-finish activities. If we experience a delay in completing these capacity expansions, securing regulatory approval for the new internal capacity, or transferring the fill-finish capacity to the contract manufacturer, we may fail to achieve our financial projections, may incur disgorgement penalties, may lose additional market share to competitors, may lose revenues and may not be able to build inventories in our expected timeframe. All of these events would likely cause the market value of our securities to decline.

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

If we are able to increase sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems in the past managing inventory levels at wholesale distributors. Another example is with Myozyme/Lumizyme, where we underestimated the level of initial product demand. Comparable problems may arise with any of our products, particularly during market introduction.

Effective management of our growth also requires us to operate our business in a manner that seeks to maximize operational and cost efficiencies. We may, however, be unable to implement internal restructuring or other cost savings programs within anticipated timeframes or to achieve expected levels of efficiency or savings.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products.

Some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our marketing applications with regulatory authorities so that they must be obtained from that specific source unless and until the applicable authority approves another supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyallylamine, used in the manufacture of Renagel, Renvela, Cholestagel and Welchol, from Cambrex Charles City, Inc., and N925, which is necessary to manufacture our LSD products, from Invitrogen Corporation. Similarly, Sekisui provides us with certain enzymes that were previously manufactured by our diagnostics products business that are necessary for the production of Cerezyme. These suppliers are the only sources for these materials currently qualified in our FDA marketing applications for these products. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply sufficient quantities of these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, labor shortages or disputes, or contamination of materials or equipment. For example, we believe that a virus that we detected in one of our bioreactors used at our Allston facility to produce Cerezyme was likely introduced through a raw material used in the manufacturing process.

We also source some of our manufacturing, fill-finish, packaging and distribution operations to third-party contractors. For example, we have entered into an agreement with Hospira for the provision of fill-finish manufacturing services for several of our products, including all Thyrogen and Fabrazyme sold in the United States. Our inability to coordinate with our third-party contractors, the inability of a third-party contractor to secure sufficient source materials, the lack of capacity available at a third-party contractor, problems with manufacturing services provided by a third-party contractor or any other problems with the operations of a third-party contractor could require us to delay shipment of saleable products, incur costs relating to inventory write offs, to recall products previously shipped, or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation Furthermore, any third party we use to manufacture, fill-finish or package our products must also be licensed by the applicable regulatory authorities. As a result, alternative third-party providers may not be available on a timely basis or at all.

Our financial results are dependent on sales of Cerezyme.

Sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease, totaled $719.6 million for the year ended December 31, 2010, representing approximately 18% of our total revenue. Because our business is dependent on Cerezyme, negative trends in revenue from this product have had, and could continue to have, an adverse effect on our results of operations and cause the value of our common stock to further decline or fail to recover. In addition, we will lose revenue if alternative treatments for Gaucher disease gain commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. The patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. See “Our Cerezyme and Fabrazyme supply constraints have created opportunities for our competitors” above.

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

Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, including Osiris, PTC and Isis, we make upfront and milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with EXACT Sciences in January 2009 and Isis in February 2008. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. If any of our strategic equity investments decline in value and remain below cost for an extended duration, we may be required to write down our investment, as we did with our Isis holdings in June 2010 and Dyax holdings in December 2010.

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

A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency translation gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation losses in the future due to the effect of exchange rate fluctuations. For the year ended December 31, 2010, the change in foreign exchange rates did not have a significant impact on our revenues as compared to the year ended December 31, 2009.

Some of our products will likely face competition from lower cost generic or follow-on products.

Some of our drug products, including Renagel, Renvela, Hectorol, Clolar and Mozobil are approved under the provisions of the United States Food, Drug and Cosmetic Act, or FDCA, that render them susceptible to potential competition from generic manufacturers via the ANDA procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.

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

Renagel/Renvela and Hectorol are subjects of ANDAs containing Paragraph IV certifications. Renagel is the subject of ANDAs containing Paragraph IV certifications submitted by five companies. Our Renvela tablet product is the subject of ANDAs containing Paragraph IV certifications submitted by four companies. Our Renvela powder product is the subject of ANDAs containing Paragraph IV certifications submitted by three companies. We have initiated patent litigation against four of the five ANDA applicants with respect to Renagel and against all four of the ANDA applicants with respect to the Renvela tablet. With respect to our Renvela powder product, we have commenced patent litigation against all three ANDA applicants. At issue in these lawsuits is U.S. Patent No. 5,667,775, which expires in 2014, or the ‘775 Patent. See “— Legal Proceedings” in Part I, Item 3. of this Form 10-K. If we are unsuccessful in these lawsuits, a generic manufacturer may launch its generic product prior to the expiration of the ‘775 Patent, but not before the expiration in 2013 of our other Orange Book-listed patents covering Renagel and Renvela. Regarding the Renagel case where we have not brought suit, this ANDA applicant filed a Paragraph IV certification against U.S. Patent No. 6,733,780, which claims a specific tablet formulation of sevelamer hydrochloride and expires in 2020.

Our Hectorol (doxercalciferol) products (vial and capsule) are collectively the subject of ANDAs containing Paragraph IV certifications submitted by seven companies. We have initiated patent litigation against five of these ANDA applicants. See “— Legal Proceedings” in Part I., Item 3. of this Form 10-K. In all five cases we are pursuing claims with respect to our U.S. Patent No. 5,602,116 related to the use of Hectorol to treat hyperparathyroidism secondary to ESRD, which expires in 2014, or the ‘116 Patent. In two of the five cases, we are also pursuing claims with respect to our U.S. Patent No. 7,148,211 related to the formulation of our Hectorol vial product, which expires in 2023, or the ‘211 Patent. If we are unsuccessful in the patent infringement lawsuits that we have chosen to pursue against the ANDA filers, a generic manufacturer may launch its generic product prior to the expiration of our Orange-Book listed patents covering our Hectorol products.

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

We also have two biologic products approved under the FDCA, Cerezyme and Thyrogen. This renders them susceptible to potential competition from follow-on or biosimilar manufacturers via the “505(b)(2)” pathway of the FDCA. As with an ANDA, the sponsor of a 505(b)(2) application is permitted to rely, at least in part, on the safety and efficacy data of the innovator. For that reason, 505(b)(2) applicants may have a shorter time to approval than an applicant filing an NDA.

Other of our products, including Fabrazyme, Aldurazyme, Myozyme, Campath and Leukine (so-called “biotech drugs”) were approved in the United States under the Public Health Service Act, or PHSA. The PHSA was amended by the March 2010 enactment of healthcare reform legislation, which, among other things, establishes an abbreviated approval pathway for “biosimilar” products. This approval process differs from the ANDA approval process in a number of significant ways. In particular, a biosimilar product could not be approved based on the safety and efficacy data of one of our products until 12 years after initial approval of our product. Biosimilar legislation has also been adopted in the EU.

If an ANDA filer or any biosimilar manufacturer were to receive approval to sell a generic or biosimilar version of one of our products, that product would become subject to increased competition and our revenue for that product would be adversely affected.

Our proposed acquisition by Sanofi may cause disruption to our business and, if the proposed transactions do not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement, and our stock price may decline.

On February 16, 2011, we announced that we had entered into a definitive merger agreement with Sanofi and a wholly-owned subsidiary of Sanofi, which we refer to as Purchaser, pursuant to which, on the terms and subject to the conditions contained in the merger agreement:

•	Purchaser has agreed that, no later than March 9, 2011, it will amend its previously commenced tender offer to exchange all the outstanding shares of our common stock for a purchase price of (1) $74.00 per share, net to the seller in cash without interest thereon and less any required withholding taxes, and (ii) one contingent value right per share; and

•	promptly after the consummation of the exchange offer, Purchaser will merge with and into Genzyme, and Genzyme will survive as a wholly-owned subsidiary of Sanofi. In the merger, each share of our common stock outstanding immediately prior to the effective time of the merger other than shares held by shareholders who have properly exercised their rights for fair value under Massachusetts law, or shares owned by Sanofi or Genzyme or their respective subsidiaries, will be converted into the right to receive the same per share consideration as paid in the exchange offer.

The announcement of the merger agreement may result in a loss of personnel and may disrupt our sales and marketing, research and development, value improvement initiatives, and other business activities, which may negatively impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed transactions, but it also includes certain contractual restrictions on the conduct of our business that may negatively affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed transactions may negatively impact our relationships with third parties, including collaboration partners, suppliers, distributors, and patients.

The consummation of the exchange offer and the merger are subject to conditions, including Sanofi’s acquisition of a majority of the outstanding shares of our common stock on a fully diluted basis, the effectiveness of a registration statement covering the contingent value rights, and the listing of the contingent value rights on the NASDAQ. We can provide no assurance that these transactions will be completed.

We cannot predict whether the closing conditions for the proposed transactions will be satisfied. As a result, we cannot assure you that the proposed transactions will be completed. If the transactions are not completed because these conditions are not satisfied or for other reasons, the market price of our common stock may decline. In addition, if the proposed transactions do not occur, we will remain liable for considerable related expenses that we have incurred. In addition, the merger agreement contemplates circumstances in which we would be obligated to pay Sanofi a termination fee of $575 million.

For additional details regarding the merger agreement and the tender offer, please see our Current Report on Form 8-K, dated February 16, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

Our international sales, clinical activities, manufacturing and other operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international operations accounted for approximately 50% of our consolidated product and service revenue for the year ended December 31, 2010. We expect that international product sales will continue to account for a significant percentage of our revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Our international operations and marketing practices are subject to regulation and scrutiny by the governments of the countries in which we operate as well as the United States government. The United States Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree. Although we have policies and procedures designed to help ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, such policies and procedures may not protect us against liability under the FCPA or other laws for actions taken by our employees, agents and intermediaries with respect to our business. Failure to comply with domestic or international laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, or the imposition of criminal or civil sanctions, including substantial monetary penalties.

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

The pricing and reimbursement environment for our products may change in the future and become more challenging due to among other reasons, new healthcare legislation or fiscal challenges faced by government health administration authorities. In the United States, enactment of health reform legislation in March 2010 is expected to adversely affect our revenues through, among other provisions, the imposition of fees on certain elements of our businesses and changes in the Medicaid rebate program, the rules for which have yet to be updated. Similarly, recent budgetary pressures in many countries, particularly European countries, are causing governments to consider price cuts and other cost-containment measures.

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

As of December 31, 2010, we had $1.95 billion in cash, cash equivalents and short- and long-term investments, excluding our investments in equity securities.

We intend to use substantial portions of our available cash for:

•	expanding and maintaining existing manufacturing operations, including investing significant funds to expand and/or renovate our Allston, Massachusetts, Geel, Belgium and Waterford, Ireland facilities;

•	expanding our manufacturing operations though construction of new facilities, including a new facility in Framingham, Massachusetts with capacity for Cerezyme and Fabrazyme, and a new facility in Geel, Belgium for the manufacture of Myozyme and Lumizyme;

•	implementing process improvements and system updates for our biologics manufacturing operations;

•	product development and marketing;

•	strategic business initiatives;

•	upgrading our information technology systems, including installation and implementation of a new enterprise resource planning system worldwide;

•	contingent payments under business combinations, license and other agreements, including payments related to our license of mipomersen from Isis, as well as contingent consideration obligations related to our acquisition of the worldwide rights to the oncology products Campath, Fludara, Leukine and alemtuzumab for MS from Bayer;

•	consulting and other fees related to our compliance with the consent decree;

•	working capital and satisfaction of our obligations under capital and operating leases; and

•	repayment of our 2015 Notes and our 2020 Notes.

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

Our operating results and financial position may be negatively impacted by business combination transactions.

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

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates and equity prices. At December 31, 2010, we held a number of financial instruments, including investments in marketable securities, debt instruments, and derivative contracts in the form of foreign exchange forward contracts. We do not hold derivatives or other financial instruments for speculative purposes.

FOREIGN EXCHANGE RISK

As a result of our worldwide operations, we may face exposure to potential adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. Exposures to currency fluctuations that result from sales of our products in foreign markets are partially offset by the impact of currency fluctuations on our international expenses. We use foreign exchange forward contracts to further reduce our exposure to changes in exchange rates, primarily to offset the earnings effect from short-term foreign currency assets and liabilities. We also hold a limited amount of foreign currency denominated equity securities. As of December 31, 2010, we estimate the potential loss in fair value of our foreign currency contracts and foreign equity holdings that would result from a hypothetical 10% adverse change in exchange rates to be $46.2 million, as compared to $4.8 million as of December 31, 2009. The increase is due to an increase in foreign exchange forward contracts outstanding. Since the contracts hedge mainly transactional exchange exposures, most changes in the fair values of the contracts would be offset by changes in the underlying values of the hedged items.

INTEREST RATE RISK

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investments in fixed income securities and fixed rate senior notes. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value to be $65.0 million as of December 31, 2010, as compared to $6.5 million as of December 31, 2009. The change is due to the impact of the interest rate sensitivity analysis on our $1.0 billion in senior unsecured notes which were issued in June 2010. We had no comparable debt in December 2009.

EQUITY PRICE RISK

We hold investments in a limited number of U.S. and European equity securities. We estimated the potential loss in fair value due to a 10% decrease in the equity prices of each marketable security held at December 31, 2010 to be $11.5 million, as compared to $15.5 million at December 31, 2009. The decrease is primarily due to the write down of our investment in Isis to its market value in June 2010 and Dyax in December 2010. This estimate assumes no change in foreign exchange rates from quarter-end spot rates.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENZYME CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Genzyme Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Genzyme Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note D. to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

As discussed in Note K. to the consolidated financial statements, the Company has adopted new guidance in relation to the manner in which it accounts for variable interest entities.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2011

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands,
	except per share amounts)

Revenues:
Net product sales	$3,999,945	$3,910,129	$4,039,974
Net service sales	45,293	46,817	45,410
Research and development revenue	3,470	20,342	42,041

Total revenues	4,048,708	3,977,288	4,127,425

Operating costs and expenses:
Cost of products sold	1,153,689	1,040,211	825,932
Cost of services sold	37,851	30,136	29,182
Selling, general and administrative	1,553,921	1,244,398	1,172,700
Research and development	847,284	833,853	1,294,411
Amortization of intangibles	262,254	253,507	212,552
Restructuring charges	28,260	—	—
Contingent consideration expense	102,746	65,584	—
Charge for impaired assets	26,873	—	2,036

Total operating costs and expenses	4,012,878	3,467,689	3,536,813

Operating income	35,830	509,599	590,612

Other income (expenses):
Equity in income (loss) of equity method investments	(3,004)	—	201
Losses on investments in equity securities, net	(30,334)	(56)	(3,340)
Gain on acquisition of business	—	24,159	—
Other	465	(1,647)	286
Investment income	11,382	17,642	51,329
Interest expense	(7,026)	—	(4,418)

Total other income (expenses)	(28,517)	40,098	44,058

Income from continuing operations before income taxes	7,313	549,697	634,670
Benefit from (provision for) income taxes	24,750	(122,766)	(207,565)

Income from continuing operations, net of tax	32,063	426,931	427,105
Income (loss) from discontinued operations, net of tax	390,081	(4,631)	(6,024)

Net income	$422,144	$422,300	$421,081

Net income (loss) per share-basic:
Income from continuing operations, net of tax	$0.12	$1.59	$1.59
Income (loss) from discontinued operations, net of tax	1.49	(0.02)	(0.02)

Net income	$1.61	$1.57	$1.57

Net income (loss) per share-diluted:
Income from continuing operations, net of tax	$0.12	$1.56	$1.52
Income (loss) from discontinued operations, net of tax	1.45	(0.02)	(0.02)

Net income	$1.57	$1.54	$1.50

Weighted average shares outstanding:
Basic	261,531	268,841	268,490

Diluted	268,601	274,071	285,595

Comprehensive income (loss), net of tax:
Net income	$422,144	$422,300	$421,081

Other comprehensive income (loss):
Foreign currency translation adjustments	(127,211)	67,879	(141,936)

Pension liability adjustments, net of tax(1)	(3,190)	(14,511)	5,772

Unrealized gains (losses) on securities, net of tax:
Unrealized gain (losses) arising during the period, net of tax	(763)	(5,799)	5,039

Reclassification adjustment for losses included in net income, net of tax	(5,921)	(1,622)	(6,742)

Unrealized losses on securities, net of tax(2)	(6,684)	(7,421)	(1,703)

Other comprehensive income (loss)	(137,085)	45,947	(137,867)

Comprehensive income	$285,059	$468,247	$283,214

(1)	Tax amounts for all periods were not significant.

(2)	Net of $1.2 million of tax for the year ended December 31, 2010, $4.2 million of tax for the year ended December 31, 2009 and $1.0 million of tax for the year ended December 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Amounts in thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,331,112	$742,246
Short-term investments	147,342	163,630
Accounts receivable, net	1,089,688	899,731
Inventories	586,940	608,022
Assets held for sale	77,690	—
Other current assets	247,332	210,747
Deferred tax assets	220,854	178,427

Total current assets	3,700,958	2,802,803
Property, plant and equipment, net	2,925,584	2,809,349
Long-term investments	471,568	143,824
Goodwill	1,360,978	1,403,363
Other intangible assets, net	1,800,819	2,313,262
Deferred tax assets-noncurrent	369,627	376,815
Investments in equity securities	64,341	74,438
Assets held for sale-noncurrent	91,836	—
Other noncurrent assets	128,143	136,870

Total assets	$10,913,854	$10,060,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,327	$189,629
Accrued expenses	838,981	696,223
Income Taxes Payable	118,088	—
Deferred revenue	29,549	24,747
Current portion of contingent consideration obligations	158,068	161,365
Current portion of long-term debt and capital lease obligations	7,584	8,166
Liabilities held for sale	21,368	—

Total current liabilities	1,305,965	1,080,130
Long-term debt and capital lease obligations	1,098,956	116,434
Deferred revenue-noncurrent	30,860	13,385
Long-term contingent consideration obligations	803,253	853,871
Other noncurrent liabilities	87,847	313,252

Total liabilities	3,326,881	2,377,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,601	2,657
Additional paid-in capital	5,307,059	5,688,741
Accumulated earnings	2,092,240	1,670,096
Accumulated other comprehensive income	185,073	322,158

Total stockholders’ equity	7,586,973	7,683,652

Total liabilities and stockholders’ equity	$10,913,854	$10,060,724

The accompanying notes are an integral part of these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income	$422,144	$422,300	$421,081
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	495,443	456,364	374,664
Stock-based compensation	187,025	204,229	187,596
Provision for bad debts	19,117	18,856	12,983
Charge for impaired assets	26,873	—	—
Gain on sale of business	(680,519)	—	—
Gain on acquisition of business	—	(24,159)	—
Contingent consideration expense	102,746	65,584	—
Losses on investments in equity securities, net	30,334	56	3,340
Equity in (income) loss on equity method investments	3,004	—	(201)
Deferred income tax benefit	(89,919)	(95,737)	(195,200)
Tax benefit from employee stock-based compensation	4,764	15,450	59,868
Excess tax benefit from stock-based compensation	19,795	(3,305)	(18,445)
Other	3,771	4,270	4,104
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(336,172)	99,374	(137,273)
Inventories	(59,046)	9,976	(4,700)
Other current assets	(106,568)	(1,469)	12,142
Accounts payable, accrued expenses and deferred revenue	444,180	7,248	39,216

Cash flows from operating activities	486,972	1,179,037	759,175

Cash Flows from Investing Activities:
Purchases of investments	(734,955)	(309,217)	(420,867)
Sales and maturities of investments	418,487	402,286	608,994
Purchases of equity securities	(8,009)	(14,844)	(88,656)
Proceeds from sales of investments in equity securities	16,208	10,478	8,594
Proceeds from sale of business	915,910	—	—
Purchases of property, plant and equipment	(654,105)	(661,713)	(597,562)
(Investments in)/distributions from equity method investment	(3,633)	—	4,844
Acquisitions	—	(51,336)	(16,561)
Purchases of other intangible assets	(18,289)	(41,883)	(92,183)
Other	(6,958)	(5,195)	11,857

Cash flows from investing activities	(75,344)	(671,424)	(581,540)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	426,519	100,521	318,753
Repurchases of our common stock	(1,000,000)	(413,874)	(143,012)
Excess tax benefits from stock-based compensation	(19,795)	3,305	18,445
Proceeds from issuance of debt, net	994,368	—	—
Payments of debt and capital lease obligations	(12,755)	(7,492)	(693,961)
Increase (decrease) in bank overdrafts	(43,888)	896	25,760
Payment of contingent consideration obligation	(131,202)	(26,417)	—
Other	7,675	6,445	7,772

Cash flows from financing activities	220,922	(336,616)	(466,243)

Effect of exchange rate changes on cash	(35,229)	(857)	(6,298)

Increase (decrease) in cash and cash equivalents	597,321	170,140	(294,906)
Cash and cash equivalents at beginning of period	742,246	572,106	867,012
Less: Cash included in assets held for sale	(8,455)	—	—

Cash and cash equivalents at end of period	$1,331,112	$742,246	$572,106

Supplemental disclosures of cash flows:
Cash paid during the year for:
Interest, net of capitalized interest	$3,614	$—	$1,799
Income taxes	$62,076	$185,981	$427,591

Supplemental disclosures of non-cash transactions:
Strategic Transactions — Note D.
Property, Plant and Equipment — Note H.
Capital lease obligation for corporate headquarters — Note M.
Long-Term Debt — Note M.

In conjunction with acquisitions completed in 2009 (we did not complete any acquisitions in 2010), as described in Note D., “Strategic Transactions,” to these consolidated financial statements, we assumed the following net liabilities (amounts in thousands):

For the Years Ended
December 31, 2009

Net cash paid for acquisitions and acquisition costs	$(42,425)
Contingent consideration obligations	(964,100)
Fair value of assets acquired	1,030,684
Gain on acquisition of business	(24,159)

Net liabilities assumed	$—

The accompanying notes are an integral part of these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	from	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Stockholders	Earnings	Income	Equity
	(Amounts in thousands)

Balance, January 1, 2008	266,008	$2,660	$5,385,154	$(15,670)	$826,715	$414,078	$6,612,937
Stock issued through stock option and stock purchase plans	6,682	67	318,686	—	—	—	318,753
Tax benefit from stock option exercises	—	—	31,526	—	—	—	31,526
Stock based compensation	—	—	187,596	—	—	—	187,596
Repurchases of our common stock	(2,000)	(20)	(142,992)	—	—	—	(143,012)
Conversion of our convertible senior notes	40	—	2,825	—	—	—	2,825
Payments of notes receivable from stockholders	(26)	—	(1,974)	14,609	—	—	12,635
Foreign currency translation adjustments	—	—	—	—	—	(141,936)	(141,936)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	—	(1,703)	(1,703)
Pension liability adjustment, net of tax	—	—	—	—	—	5,772	5,772
Other	—	—	(68)	(413)	—	—	(481)
Net income	—	—	—	—	421,081	—	421,081

Balance, December 31, 2008	270,704	2,707	5,780,753	(1,474)	1,247,796	276,211	7,305,993
Stock issued through stock option and stock purchase plans	2,516	25	100,496	—	—	—	100,521
Tax benefit from stock option exercises	—	—	16,749	—	—	—	16,749
Stock based compensation	—	—	204,602	—	—	—	204,602
Repurchases of our common stock	(7,500)	(75)	(413,799)	—	—	—	(413,874)
Payments of notes receivable from stockholders	(1)	—	(60)	1,474	—	—	1,414
Foreign currency translation adjustments	—	—	—	—	—	67,879	67,879
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	—	(7,421)	(7,421)
Pension liability adjustment, net of tax	—	—	—	—	—	(14,511)	(14,511)
Net income	—	—	—	—	422,300	—	422,300

Balance, December 31, 2009	265,719	2,657	5,688,741	—	1,670,096	322,158	7,683,652
Stock issued through stock option and stock purchase plans	10,064	101	426,418	—	—	—	426,519
Tax benefit from stock option exercises	—	—	4,763	—	—	—	4,763
Stock based compensation	—	—	187,033	—	—	—	187,033
Repurchases of our common stock	(15,676)	(157)	(999,843)	—	—	—	(1,000,000)
Foreign currency translation adjustments	—	—	—	—	—	(127,211)	(127,211)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	—	(6,684)	(6,684)
Pension liability adjustment, net of tax	—	—	—	—	—	(3,190)	(3,190)
Other	—	—	(53)	—	—	—	(53)
Net income	—	—	—	—	422,144	—	422,144

Balance, December 31, 2010	260,107	$2,601	$5,307,059	$—	$2,092,240	$185,073	$7,586,973

The accompanying notes are an integral part of these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our products and services are focused on rare inherited disorders, kidney disease, orthopaedics, cancer and transplant and auto-immune disease. In addition to these areas, we are developing products focused on cardiovascular disease, neurodegenerative diseases and other areas of unmet medical need.

We are organized into five principal business units, which are also our reporting segments:

•	Personalized Genetic Health (PGH). Our Personalized Genetic Health, or PGH, business is focused on products for the treatment of genetic diseases and other chronic debilitating diseases, including lysosomal storage disorders, or LSDs, a group of metabolic disorders caused by enzyme deficiencies, and cardiovascular disease.

•	Renal and Endocrinology. Our Renal and Endocrinology business is focused on products for the treatment of renal diseases, including chronic renal failure, and endocrine and immune-mediated diseases.

•	Biosurgery. Our Biosurgery business is focused on biotherapeutics and biomaterial-based products to meet medical needs in the orthopaedics and broader surgical areas.

•	Hematology and Oncology (HemOnc). Our Hematology and Oncology, or HemOnc, business is focused on products for, or related to, the treatment of cancer, the treatment of transplant rejection and other hematologic and auto-immune disorders.

•	Multiple Sclerosis (MS). Our Multiple Sclerosis, or MS, business is focused on developing products for the treatment of MS and other auto-immune disorders.

Effective January 1, 2010, based on changes in how we review our business, we re-allocated certain of our businesses among our segments and adopted new names for certain of our reporting segments. Specifically:

•	our former Genetic Diseases reporting segment is now referred to as PGH, and now includes our cardiovascular business, which previously was reported under the caption “Cardiometabolic and Renal,” and our Welchol product line, which previously was reported as part of our pharmaceutical intermediates business under the caption “Other;”

•	our former Cardiometabolic and Renal reporting segment is now referred to as “Renal and Endocrinology” and now includes the assets that formerly comprised our immune-mediated diseases business, which previously was reported under the caption “Other,” but no longer includes our cardiovascular business; and

•	our former Hematologic Oncology segment is now referred to as “Hematology and Oncology” and now includes our transplant business, which previously was reported under the caption “Other,” but no longer includes our multiple sclerosis business, which is now reported as a separate reporting segment called “Multiple Sclerosis.”

We report the activities of the following businesses under the caption “Other”: our genetic testing business, which provides testing services for the oncology, prenatal and reproductive markets; and our diagnostic products and pharmaceutical intermediates businesses. These operating segments did not meet the quantitative threshold for separate segment reporting.

We report our corporate, general and administrative operations and corporate science activities under the caption “Corporate.”

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have revised our 2009 and 2008 segment disclosures to conform to our 2010 presentation.

Pursuant to a plan that we announced in May 2010, we sold our genetic testing, diagnostic products and pharmaceutical intermediates businesses in late 2010 and early 2011. See Note D., “Strategic Transactions,” to these consolidated financial statements for additional information regarding the divestitures of these businesses.

Proposed Acquisition by Sanofi-Aventis

On February 16, 2011, we announced that we had entered into a definitive merger agreement with Sanofi-Aventis, or Sanofi, and a wholly-owned subsidiary of Sanofi, which we refer to as the Purchaser, pursuant to which, and on the terms and subject to the conditions contained in the merger agreement:

•	Purchaser has agreed that, no later than March 9, 2011, it will amend its previously commenced tender offer to purchase all the outstanding shares of our common stock for a purchase price of (i) $74.00 per share, net to the seller in cash without interest thereon and less any required withholding taxes, and (ii) one contingent value right per share; and

•	Promptly after the consummation of the tender offer, Purchaser will merge with and into Genzyme, and Genzyme will survive as a wholly-owned subsidiary of Sanofi. In the merger, each share of our common stock outstanding immediately prior to the effective time of the merger other than shares held by shareholders who have properly exercised their rights for fair value under Massachusetts law, will be converted into the right to receive the consideration paid in the tender offer.

In addition, the merger agreement includes termination provisions for both us and Sanofi and provides that, in connection with the termination of the agreement under certain circumstances, we would be obligated to pay Sanofi a termination fee of $575 million. The consummation of the tender offer and the merger are subject to conditions, including Sanofi’s acquisition of a majority of the outstanding shares of our common stock on a fully diluted basis, the effectiveness of a registration statement covering the contingent value rights, and the listing of the contingent value rights on the NASDAQ. Neither the tender offer nor the merger is subject to a financing condition. We can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with Sanofi. For additional details regarding the merger agreement and the tender offer, please see our Current Report on Form 8-K, dated February 16, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9, including amendments on Schedule 14D-9/A, filed with the SEC.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. We also consolidate certain variable interest entities for which we are the primary beneficiary. For consolidated subsidiaries in which we own less than a 100% interest, we record non-controlling interest expense in “Other” in our consolidated statements of operations (representing the ownership interest of the minority owner) because the amount was immaterial for all periods presented. We account for investments in entities not subject to consolidation using the equity method of accounting if we have a substantial ownership interest (20% to 50%) in or exercise significant influence over the entity. Our consolidated net income includes our share of the earnings and losses of these entities. All intercompany accounts and transactions have been eliminated in consolidation.

In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates businesses. In November 2010, we completed the sale of our genetic testing business, in January 2011, we completed the sale of our diagnostic products business and in February 2011, we completed the sale of our pharmaceutical intermediates business. See Note D., “Strategic Transactions,” to these consolidated financial statements for additional information regarding these transactions.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 1, 2010, the applicable assets and liabilities of all three businesses have been classified as held for sale in the accompanying consolidated balance sheets at December 31, 2010 and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses have been reported as discontinued operations in our consolidated statements of operations.

Our consolidated balance sheet as of December 31, 2010 reflects the presentation of assets held for sale and our consolidated statements of operations for all periods presented have been recast to reflect the presentation of discontinued operations.

Dividend Policy

We have never paid a cash dividend on shares of our stock. We currently do not anticipate paying any cash dividends on our stock in the foreseeable future.

Use of Estimates

Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Our actual results could differ from these estimates.

Cash and Cash Equivalents

We value our cash and cash equivalents at cost plus accrued interest, which we believe approximates their market value. Our cash equivalents consist principally of money market funds at December 31, 2010 and 2009, but can consist of corporate, government, agency and municipal notes with original maturities of three months or less at any time. We generally invest our cash in investment-grade securities to mitigate risk.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds and commercial paper. Derivative securities utilizing Level 2 inputs include foreign exchange forward contracts; and

•	Level 3 — These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets and liabilities are classified within Level 3 of the fair value hierarchy because they have unobservable value drivers and, therefore, have little or no transparency. The fair value measurement of the contingent consideration obligations related to the acquisition from Bayer, in 2009, is valued using Level 3 inputs.

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than our own specific measure. All of our fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, we compare the fair market values of our fixed income investments using market data from observable and corroborated sources. We also perform the fair value calculations for our derivative and equity securities using market data from observable and corroborated sources. We determine the fair value of the contingent consideration obligations based on a probability-weighted income approach. The measurement is based on significant inputs not observable in the market. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. In 2010, none of our instruments were reclassified between Level 1, Level 2 or Level 3.

Investments

We invest our excess cash balances on a global basis in short-term and long-term marketable debt securities, which can consist of corporate, government, agency and municipal notes. As part of our strategic relationships, we may also invest in equity securities of other biotechnology companies, some of which are currently, or have been in the past, considered related parties. Other investments are accounted for as described below.

We classify all of our:

•	marketable equity investments as available-for-sale; and

•	investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchase the securities.

As of each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method and are included in investment income. We classify our investments with remaining maturities of twelve months or less as short-term investments exclusive of those categorized as cash equivalents. We classify our investments with remaining maturities of greater than twelve months as long-term investments, unless we expect to sell the investment in less than 1 year. Investments in equity securities for which fair value is not readily determinable or which are subject to trading restrictions for more than one year are carried at cost, subject to review for impairment.

We are required to recognize an other-than-temporary impairment through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. However, even if we do not expect to sell a debt security, we must evaluate expected cash flows to be received to determine if a credit loss has occurred. In the event of an

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairment, only the amount associated with the credit loss is recognized in income. The amount of losses relating to other factors, including those resulting from changes in interest rates, are recorded in accumulated other comprehensive income.

For additional information on our investments, see Note J., “Investments in Marketable Securities and Equity Investments,” and Note K., “Equity Method Investments,” to these consolidated financial statements.

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

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of the product or the manufacturing facility where it is produced. The determination for capitalization is based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and assessment of the regulatory review process for the product and manufacturing process, our required investment in the product or facility, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In no event is inventory capitalized prior to completion of a phase 3 clinical trial and the completion of a series of successful validation runs from the facility. At the completion of these events, the product and the manufacturing process have reached technological feasibility, upon which we believe the likelihood of obtaining regulatory approval is high and probable future economic benefit in the product exists. If a product is not approved for sale or a manufacturing facility does not receive approval, it would likely result in the write off of the inventory and a charge to earnings.

Property, Plant and Equipment

We record property, plant and equipment at cost. When we dispose of these assets, we remove the related cost and accumulated depreciation and amortization from the related accounts on our balance sheet and include any resulting gain or loss in our statement of operations.

We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We compute economic lives as follows:

•	plant and equipment — three to fifteen years;

•	furniture and fixtures — five to seven years; and

•	buildings — twenty to forty years.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs of idle production facilities, including related depreciation, are charged directly to cost of products sold.

Goodwill and Other Intangible Assets

Our intangible assets consist of:

•	goodwill;

•	purchased technology rights;

•	patents, trademarks and trade names;

•	license fees;

•	distribution rights;

•	customer lists;

•	covenants not to compete; and

•	in-process research and development, or IPR&D, acquired after January 1, 2009.

We are required to perform impairment tests related to our goodwill and IPR&D annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We complete our annual impairment test in the third quarter of each year.

We amortize intangible assets using the straight-line method over their estimated useful lives, which range between 1 and 15 years or, using the economic use method if that method results in significantly greater amortization than the straight-line method.

For certain acquired intangible assets, we may be required to make additional payments contingent upon meeting certain sales targets. We record amortization expense for these intangibles based on estimated future sales of the related products and include in the determination of amortization all contingent payments that we believe are probable of being made. We apply this amortization model to our Synvisc distribution rights (acquired from Pfizer, formerly Wyeth), our license agreement with Synpac related to Myozyme patent and technology rights and our technology intangible assets for Fludara related to our acquisition from Bayer. We review the sales forecasts of these products on a quarterly basis and assess the impact changes in the forecasts have on the rate of amortization and the likelihood that contingent payments will be made. Adjustments to amortization expense resulting from changes in estimated sales are reflected prospectively.

Accounting for the Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

•	a significant change in the manner in which an asset is used;

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We consider the local currency for all of our foreign subsidiaries to be the functional currency for that subsidiary. As a result, we include translation adjustments for these subsidiaries in stockholders’ equity. We also record in stockholders’ equity, exchange gains and losses on intercompany balances that are of a long-term investment nature. Our stockholders’ equity includes net cumulative foreign currency translation gains of $200.6 million at December 31, 2010 and $336.9 million at December 31, 2009. Gains and losses, net of tax, on all other foreign currency transactions, including gains and losses attributable to foreign exchange forward contracts, are included in SG&A in our results of operations and represented a net gain of $5.0 million for fiscal year 2010, a net loss of $(6.3) million for fiscal year 2009 and a net loss of $(19.6) million for fiscal year 2008.

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

Defined Benefit Plan Accounting

We are required to recognize the overfunded or underfunded status of any pension or other postretirement plans we may have as a net asset or a net liability on our statement of financial position and to recognize changes in that funded status in the year in which the changes occur as an adjustment to accumulated other comprehensive income in stockholders’ equity. Currently, we have defined benefit pension plans for certain of our foreign subsidiaries and a defined benefit postretirement plan for one of our U.S. subsidiaries, which has been frozen since 1995 and is not significant. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized for our defined benefit pension plans under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, which is the date at which the benefit obligation and plan assets are measured, is as of our fiscal year end, which is December 31.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for our defined benefit plans requires management to make certain assumptions relating to the following:

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

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured. For sales to distributors that do not or can not bear the risk of loss, we recognize revenue when the product is sold through to hospitals or other healthcare providers. We recognize revenue from service sales, such as Carticel services, when we have finished providing the service. We recognize the revenue from the contracts to perform research and development services and selling and marketing services over the term of the applicable contract and as we complete our obligations under that contract. We recognize nonrefundable, upfront license fees over the related performance period or when we have no remaining performance obligations.

Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

We evaluate revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, it is required that the delivered items have value to the customer on a stand alone basis, that objective and reliable evidence of fair value of the undelivered items is available and that delivery or performance is probable and within our control for any delivered items that have a right of return.

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

We record allowances for product returns, rebates payable to Medicaid, managed care organizations or customers, chargebacks and sales discounts. These allowances are recorded as a reduction to revenue at the time product sales are recorded. These amounts are based on our historical activity, estimates of the amount of product in the distribution channel and the percent of end-users covered by Medicaid or managed care

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

organizations. We record consideration paid to a customer or reseller of our products as a reduction of revenue unless we receive an identifiable and separable benefit for the consideration, and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the customer as an expense.

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

Recent Healthcare Reform Legislation

In March 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

•	an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs and an increase from 15.1% to 17.1% for drugs that are approved exclusively for pediatric patients;

•	the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries;

•	the expansion of the 340(B) Public Health Service, or PHS, drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals; and

•	a requirement that the Medicaid rebate for a drug that is a “line extension” of a preexisting oral solid dosage form of the drug be linked in certain respects to the Medicaid rebate for the preexisting oral solid dosage form, such that the Medicaid rebate for most line extension drugs will be higher than it would have been absent the new law, especially if the preexisting oral solid dosage form has a history of significant price increases.

Effective October 1, 2010, the new legislation re-defined the Medicaid average manufacturing price, or AMP, such that the AMP is calculated differently for our oral drugs and our injected/infused drugs, and such that Medicaid rebates are expected to increase for our oral drugs, Renagel, Renvela and oral Hectorol, and our product Leukine, but the impact will be insignificant for our other products.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole”. Also beginning in 2011, we will be required to pay our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare and Medicaid and Veteran’s Administration, Department of Defense and TriCare retail pharmacy discount programs) made during the previous year. Sales of orphan drugs, however, are not included in the fee calculation.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of our:

•	stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ vesting periods. All stock-based awards to non-employees are accounted for at their fair value;

•	time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the applicable service period, adjusted for the effect of estimated forfeitures; and

•	PSUs subject to the cash flow return on investment performance metric, which includes both performance and service conditions, are estimated based on the market value of our stock on the date of grant. PSUs subject to the relative total shareholder return, or R-TSR performance metric, which includes both market and service conditions, are estimated using a lattice model with a Monte Carlo simulation. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures.

Research and Development

We expense internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred. We also expense the cost of technology purchased outside of a business combination in the period of purchase if we believe that the technology has not demonstrated technological feasibility and that it does not have an alternative future use.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained based on the technical merits of the tax position. The tax benefits recognized in our consolidated financial statements from such a position are measured on the largest amount, using the cumulative probability measure, which is likely to be ultimately realized. If an uncertain tax position does not meet the more likely than not threshold, it will only be recognized in the first period in which the more likely than not threshold is met, the matter is ultimately settled through negotiation or litigation or the statute of limitations for the relevant taxing authority to examine and challenge the matter has expired. See Note P., “Income Taxes,” to these consolidated financial statements for more information regarding the impact the recognition of the tax benefit from an uncertain tax position had on our results of operations, financial condition and liquidity.

We continue to recognize interest relating to unrecognized tax benefits within our provision for income taxes but have not recorded any amounts related to potential penalties. The amounts of accrued interest related to unrecognized tax benefits within our provision for income taxes for the years ended December 31, 2010 and 2009 were not significant.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and all changes in equity from non-shareholder sources, including changes in unrealized gains and losses on investments, foreign currency translation adjustments and liabilities for pension obligations, net of taxes.

Net Income (Loss) Per Share

To calculate basic earnings per share, we divide our earnings by the weighted average number of outstanding shares during the applicable period. To calculate diluted earnings per share, we also include in the denominator all potentially dilutive securities outstanding during the applicable period unless inclusion of such securities is anti-dilutive.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2009-13 “Multiple- Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”	Establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue- generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.	Issued October 2009. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We currently do not expect the adoption to have a material impact on our consolidated financial statements.
2010-06 “Improving Disclosures about Fair Value Measurements.”	Requires new disclosures and clarifies some existing disclosure requirements about fair value measurements, including significant transfers into and out of Level 1 and Level 2 investments of the fair value hierarchy. Also requires additional information in the roll forward of Level 3 investments including presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques.	Issued January 2010. Effective for the first interim or annual reporting period beginning after December 15, 2009, except for the additional information in the roll forward of Level 3 investments. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years.	We adopted the applicable provisions of this update, except for the additional information in the roll forward of Level 3 investments (as previously noted), in the first quarter of 2010. Besides a change in disclosure, the adoption of this update does not have a material impact on our consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2010-17, “Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force.”	Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.	Issued April 2010. Effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update beginning January 1, 2011. We currently do not expect the adoption to have a material impact on our consolidated financial statements or disclosures.
2010-27, “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers.”	Update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their consolidated statements of operations annual fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.	Issued December 2010. Effective for the calendar year beginning after December 31, 2010 when the fee initially becomes effective.	We will adopt the provisions of this update beginning January 1, 2011 and will record annual fees mandated by the Patient Protection and Affordable Care Act in the selling, general and administrative line of our consolidated statement of operations.
2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”	Update addresses questions on when entities with reporting units with zero or negative carrying amounts should perform step 2 of the goodwill impairment test required annually.	Issued December 2010. Effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted.	We will adopt the provisions of this update beginning January 1, 2011.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Relevant Requirements	Issued Date/Our Effective
ASU Number	of ASU	Dates	Status

2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.”	Update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements. Also expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.	Issued December 2010. Effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.	We will adopt the provisions of this update with the first business combination we enter into with an acquisition date on or after January 1, 2011.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B.	NET INCOME PER SHARE

The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Income from continuing operations, net of tax-basic	$32,063	$426,931	$427,105
Effect of dilutive securities:
Interest expense and debt fees authorization, net of tax, related to our 1.25% convertible senior notes	—	—	6,915

Income from continuing operations, net of tax — diluted	32,063	426,931	434,020
Income (loss) from discontinued operations, net of tax — basic and diluted	390,081	(4,631)	(6,024)

Net income — diluted	$422,144	$422,300	$427,996

Shares used in computing net income per common share — basic	261,531	268,841	268,490
Effect of dilutive securities(1)(2):
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes	—	—	8,851
Stock options	4,242	3,719	7,286
Restricted stock units	2,504	1,501	700
Other	324	10	268

Dilutive potential common shares	7,070	5,230	17,105

Shares used in computing net income per common share — diluted(1)(2)	268,601	274,071	285,595

Net income (loss) per share-basic:
Income from continuing operations, net of tax	$0.12	$1.59	$1.59
Income (loss) from discontinued operations, net of tax	1.49	(0.02)	(0.02)

Net income per share-basic	$1.61	$1.57	$1.57

Net income (loss) per share — diluted:
Income (loss) from continuing operations, net of tax	$0.12	$1.56	$1.52
Income (loss) from discontinued operations, net of tax	1.45	(0.02)	(0.02)

Net income per share — diluted	$1.57	$1.54	$1.50

(1)	Prior to January 1, 2009, the shares issuable upon redemption of $690.0 million in principal of our 1.25% convertible senior notes were included in diluted weighted average shares outstanding for purposes of computing diluted earnings per share, unless the effect was anti-dilutive. We redeemed these notes, primarily for cash, on December 1, 2008.

(2)	We did not include the securities described in the following table in the computation of diluted earnings per share because these securities were anti-dilutive during each such period (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Shares excluded from calculation of diluted loss per share	12,327	18,047	3,816

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C.	HELD FOR SALE AND DISCONTINUED OPERATIONS

As described in Note A., “Summary of Significant Accounting Policies — Basis of Presentation and Principles of Consolidation” to these consolidated financial statements, our consolidated balance sheet as of December 31, 2010 reflects the presentation of assets held for sale and for all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. The following table summarizes our income (loss) from discontinued operations, net of tax (amounts in thousands):

	2010	2009	2008

Total revenues	$487,173	$538,237	$477,614

Income (loss) from discontinued operations before income taxes(1)	$627,957	$(5,964)	$(9,133)
Benefit from (provision for) income taxes	(237,876)	1,333	3,109

Income (loss) from discontinued operations, net of tax	$390,081	$(4,631)	$(6,024)

(1)	In November 2010, we completed the sale of our genetic testing business for net cash proceeds of $915.9 million. We recorded a $680.5 million pre-tax gain on sale of business to discontinued operations.

The following table summarizes the assets held for sale and liabilities associated with assets held for sale in our consolidated balance sheets as December 31, 2010, which include assets and liabilities of our diagnostic products and pharmaceutical intermediates businesses and are reported under the caption “Other” (amounts in thousands):

December 31,
2010

Assets held for sale:
Cash	$8,455
Accounts receivable, net	26,585
Inventories	42,243
Other current assets	407

Total assets held for sale-current	$77,690

Property, plant and equipment, net	$21,815
Goodwill, net	44,160
Other intangible assets, net	25,782
Other noncurrent assets	78

Total assets held for sale-noncurrent	$91,836

Liabilities held for sale:
Accounts payable	$9,998
Accrued expenses	11,371

Liabilities held for sale-current	$21,368

In the fourth quarter of 2010, we received several offers to purchase our pharmaceutical intermediates business. The proposed consideration to be paid under the revised offers indicated that the carrying value of our pharmaceutical intermediates reporting unit might be in excess of its fair value less cost to sell. As a result, we re-assessed the fair value of the net assets of our pharmaceutical intermediates reporting unit. We

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated the fair value of the goodwill and determined that the goodwill assigned to our pharmaceuticals business was fully impaired and recorded a pre-tax impairment charge of $1.3 million in our consolidated statements of operations in December 2010 to write off the goodwill. We then analyzed the fair values of the other long-lived assets which consisted primarily of plant and equipment by discounting, to present value, the estimated future cash flows of the assets to be sold. Based on this analysis, we concluded that the fair value of the net assets of this reporting unit were lower than their carrying values and recorded a charge for impaired assets of $25.6 million primarily related to the plant and equipment of our pharmaceutical intermediates reporting unit.

NOTE D.	STRATEGIC TRANSACTIONS

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

	Prior to	On or After
Element	January 1, 2009	January 1, 2009

Transaction costs	• Capitalized as cost of acquisition	• Expensed as incurred
Exit/Restructuring costs	• Capitalized as cost of acquisition if certain criteria were met	• Expensed as incurred at or subsequent to acquisition date
IPR&D	• Measured at fair value and expensed on acquisition date, or capitalized as an intangible asset if certain criteria were met	• Measured at fair value and capitalized as an intangible asset and tested for impairment until completion of program
• Amortized from date of completion over estimated useful life
Contingent consideration	• Recorded at acquisition date only to the extent of negative goodwill	• Measured at fair value and recorded on acquisition date
	• Capitalized as cost of acquisition when contingency was resolved	• Re-measured in subsequent periods with an adjustment to earnings
• No subsequent re-measurement
Negative goodwill (excess of the value of acquired assets over consideration transferred)	• Offset other long-lived intangibles acquired	• Recognized as a gain in earnings
Changes in deferred tax assets and valuation allowances	• Recorded as adjustments to goodwill	• Recorded as tax expense
Adjustments to acquisition accounting	• Recorded in the current period financial statements	• Recorded as adjustments to prior period financial statements

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We classify nonrefundable fees paid outside of a business combination for the acquisition or licensing of products that have not received regulatory approval and have no future alternative use as research and development expense.

2011:

Sale to International Chemical Investors Group

In February 2011, we completed the sale of our pharmaceutical intermediates business to International Chemical Investors Group, or ICIG. The consideration is comprised of earn out payments that are contingent on future cash flows and are therefore not reasonably assured. The accounting for the sale transaction will take place in the first quarter of 2011. As part of the sale transaction accounting, the contingent consideration will not be recorded and a resulting loss on sale of business of between approximately $10 million and $16 million will be recorded. The future contingent payments will be recorded as a gain on sale of business in the period each payment is received.

Sale to Sekisui

In January 2011, we completed the sale of our diagnostic products business to Sekisui Chemical Co., Ltd, or Sekisui, for $265.0 million in cash.

2010:

Sale to LabCorp

In November 2010, we completed the sale of our genetic testing business to Laboratory Corporation of America Holdings, or LabCorp, for cash proceeds of $915.9 million, which was net of $9.3 million of transaction related costs. We recorded a pre-tax gain on sale of $680.5 million, which is included in discontinued operations in our consolidated statements of operations.

2009:

Acquisition from Bayer

On May 29, 2009, we completed a transaction with Bayer to:

•	exclusively license worldwide rights to commercialize alemtuzumab for MS;

•	exclusively license worldwide rights to Campath;

•	exclusively license Bayer’s worldwide rights to the oncology products Fludara and Leukine; and

•	acquire a new Leukine manufacturing facility located in Lynnwood, Washington, contingent upon the facility receiving FDA approval, which is expected in 2011.

Prior to this transaction, we shared with Bayer the development and certain commercial rights to alemtuzumab for MS and Campath and received two-thirds of Campath net profits on U.S. sales and a royalty on foreign sales. Under our new arrangement with Bayer of alemtuzumab for MS, we have primary responsibility for the product’s development while Bayer continues to fund development at the levels specified under the previous agreement and participates in a development steering committee. We have worldwide commercialization rights, with Bayer retaining an option to co-promote alemtuzumab for MS. In exchange for the above, Bayer is eligible to receive the following contingent purchase price payments:

•	a percentage of revenues from sales of alemtuzumab for MS capped at a total compensation of $1.25 billion or ten years, whichever comes first;

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are using Bayer for certain transition services and are purchasing commercial supply of Fludara and Leukine from Bayer. We have employed certain members of Bayer’s commercial teams for all three products and have an opportunity to employ certain members of Bayer’s manufacturing team if we acquire the Leukine facility. The transaction has been accounted for as a business combination and is included in our results of operations beginning on May 29, 2009, the date of acquisition. The results for the acquired products are included in our Hematology and Oncology and Multiple Sclerosis reporting segments. The fair value of the consideration and acquired assets at the date of acquisition consisted of the following (amounts in thousands):

Cash, net of refundable cash deposits	$42,425
Contingent consideration obligations	964,100

Total fair value of total consideration	$1,006,525

Inventory	$136,400
Developed technology:
Fludara (to be amortized over 5 years)	182,100
Campath (to be amortized over 10 years)	71,000
Leukine (to be amortized over 12 years)	8,272
IPR&D — alemtuzumab for MS	632,912

Total fair value of assets acquired	1,030,684

Gain on acquisition of business	$24,159

At closing, we paid a total of $113.2 million to Bayer, of which $70.8 million was refundable. The remaining nonrefundable amount of $42.4 million represents a payment for acquired inventory. A total of $61.8 million of the refundable amount was received in 2009. As of December 31, 2010, the remaining amount due from Bayer was not significant. The contingent consideration obligations are net of the continued funding expected to be received from Bayer for the development of alemtuzumab for MS. We determined the fair value of the contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and probability assessment with respect to regulatory approval of alemtuzumab for MS. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The resultant probability-weighted cash flows were then discounted using discount rates of 11% for Campath, Fludara and Leukine and 13% for alemtuzumab for MS.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability adjustments with respect to regulatory approval of alemtuzumab for MS.

As of December 31, 2010, the fair value of the total contingent consideration obligations was $961.3 million and was $1.02 billion as of December 31, 2009. We recorded contingent consideration expense in our consolidated statements of operations of $102.7 million and $65.6 million in 2010 and 2009. As of December 31, 2010, we have paid $189.4 million in contingent consideration payments to Bayer and have received $31.8 million in funding from Bayer for the development of alemtuzumab for MS since May 29, 2009.

At the date of acquisition, alemtuzumab for MS had not reached technological feasibility nor had an alternative future use and is therefore considered to be IPR&D. We recorded the fair value of the purchase price attributable to IPR&D as an indefinite-lived intangible asset. We test the asset annually for impairment, or earlier if conditions warrant. Amortization of this asset will begin upon regulatory approval based on the then estimated useful life of the asset.

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

Selling, general and administrative expenses, or SG&A, in our 2009 consolidated statements of operations include approximately $5 million of acquisition-related costs, primarily legal fees, associated with the Bayer transaction.

Purchase of Intellectual Property from EXACT Sciences Corporation

On January 27, 2009, we purchased certain intellectual property in the fields of prenatal testing and reproductive health from EXACT Sciences Corporation, or EXACT Sciences, for our genetics business and 3,000,000 shares of EXACT Sciences common stock. We paid EXACT Sciences total cash consideration of $22.7 million. Of this amount, we allocated $4.5 million to the acquired shares of EXACT Sciences common stock based on the fair value of the stock on the date of acquisition, which we recorded as an increase to investments in equity securities in our consolidated balance sheet as of March 31, 2009. As the purchased assets did not qualify as a business combination and have not reached technological feasibility nor have alternative future use, we allocated the remaining $18.2 million to the acquired intellectual property, which we recorded as a charge to research and development expenses in our consolidated statement of operations in March 2009.

2008:

Strategic Alliance with Osiris Therapeutics, Inc.

In October 2008, we entered into a strategic alliance with Osiris Therapeutics, Inc., or Osiris, whereby we obtained an exclusive license to develop and commercialize Prochymal and Chondrogen, mesenchymal stem cell products, outside of the United States and Canada. Osiris will commercialize Prochymal and Chondrogen in the United States and Canada. We paid Osiris a nonrefundable upfront payment of $75.0 million in

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2008, and a $55.0 million nonrefundable upfront license fee in July 2009. The results of these programs are primarily included in our immune mediated disease business, which are reported in Renal and Endocrinology in our segment disclosures.

Osiris will be responsible for completing, at its own expense, all clinical trials of Prochymal for the treatment of Graft-versus-Host-Disease, or GvHD, and Crohn’s disease and clinical trials of Prochymal and Chondrogen through phase 2 for all other indications. Osiris will be responsible for 60% and we will be responsible for 40% of the clinical trial costs for phase 3 and 4 clinical trials of Prochymal (other than for the treatment of GvHD and Crohn’s disease) and Chondrogen. Osiris is eligible to receive:

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

In September 2009, Osiris announced that its two phase 3 trials evaluating Prochymal for the treatment of acute GvHD failed to meet their primary endpoints. Osiris is in the process of conducting a number of other clinical trials, including a phase 3 clinical trial for Crohn’s disease, that may trigger milestone payments upon completion.

Strategic Alliance with PTC Therapeutics, Inc.

On July 15, 2008, we entered into a collaboration agreement with PTC Therapeutics, Inc., or PTC, to develop and commercialize ataluren, PTC’s novel oral therapy in late-stage development for the treatment of Duchenne muscular dystrophy, or DMD, and cystic fibrosis, or CF. Under the terms of the agreement, PTC will commercialize ataluren in the United States and Canada, and we will commercialize the treatment in all other countries. In connection with the collaboration agreement, we paid PTC a nonrefundable upfront payment of $100.0 million, which we recorded as a charge to research and development expense for our Personalized Genetic Health segment in our consolidated statements of operations during the third quarter of 2008. At its own expense, PTC will conduct and be responsible for the phase 2b trial of ataluren in DMD, the phase 2b trial of ataluren in CF and two proof-of-concept studies in other indications to be determined. Once these four studies have been completed, we and PTC will share research and development costs for ataluren equally. We and PTC will each bear the sales and marketing and other costs associated with the commercialization of ataluren in our respective territories. PTC is eligible to receive up to $337.0 million in milestone payments as follows:

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

PTC is also eligible to receive tiered royalties from sales of ataluren outside of the United States and Canada. The results of our ataluren program are included in the results of our Personalized Genetic Health segment disclosures.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Alliance with Isis Pharmaceuticals, Inc.

On January 7, 2008, we entered into a strategic alliance with Isis Pharmaceuticals, Inc., or Isis, whereby we obtained an exclusive, worldwide license to develop and commercialize mipomersen, a lipid-lowering drug targeting apolipoprotein B-100, which is currently being developed for the treatment of familial hypercholesterolemia, or FH, an inherited disorder that causes exceptionally high levels of low density lipoprotein, or LDL, cholesterol. In February 2008, we made a nonrefundable payment to Isis of $150.0 million, of which $80.1 million was recorded as an other noncurrent asset on our consolidated balance sheets based on the fair value of the five million shares of Isis common stock we acquired in connection with the transaction. Due to certain trading restrictions, we classify this investment as other noncurrent assets. We allocated the remaining $69.9 million to the mipomersen license, which we recorded as a charge to research and development expense in our consolidated statements of operations during the first quarter of 2008.

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

We will be responsible for funding sales and marketing expenses until mipomersen revenues are sufficient to cover such costs. Profits on mipomersen initially will be allocated 70% to us and 30% to Isis. The profit ratio would be adjusted on a sliding scale if and as annual revenues for mipomersen ramp up to $2.0 billion, at which point we would share profits equally with Isis. The results of our mipomersen program are included in the results of our cardiovascular business, which are reported in our Personalized Genetic Health segment disclosures.

We account for our investment in Isis common stock on a cost basis due to certain trading restrictions imposed by Isis that prohibit us from selling our holdings of Isis common stock until the earlier of:

•	January 7, 2012;

•	the first commercial sale of product under our agreement with Isis; or

•	termination or reversion of the product license granted to us under the agreement.

In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and recorded a $32.3 million impairment charge to gains (losses) on investments in equity securities, net in our consolidated statements of operations. As of December 31, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $50.6 million (or $10.12 per share). We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if there is another decline in value and it becomes “other than temporary,” we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

Restructuring Activities

As part of a program to reduce costs and increase operational efficiencies, we adopted a multi-phase workforce reduction plan to eliminate a total of 1,000 employees by the end of 2011. We implemented the first phase in November 2010 and implemented the second phase in February 2011, eliminating approximately 290 positions and 170 positions, respectively, including both filled and unfilled positions across various

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functions and locations. We incurred $28.3 million in charges in the fourth quarter of 2010 related to the first phase, primarily for severance and facility related costs. We expect to incur between $16.0 million and $23.0 million in charges in the first half of 2011 for similar costs related to the second phase. The 1,000 positions expected to be eliminated under the plan exclude the approximate 2,600 positions within our genetic testing, diagnostic products and pharmaceutical intermediates businesses, which we sold in late 2010 and early 2011. The majority of these costs are expected to be paid out by the fourth quarter of fiscal 2011.

Restructuring charges were recorded in our Corporate segment and are comprised of the following:

For the Year Ended
December 31, 2010
(Amounts in thousands)

Employee related benefits	$25,941
Closure of leased facilities	2,050
Other exit activities	269

Total	$28,260

Activity in the restructuring reserves, which are included in accrued expenses on our consolidated balance sheets, as of December 31, 2010 is as follows (amounts in thousands):

	Employee	Closure of	Other
	Related	Leased	Exit
	Benefits	Facilities	Activities	Total

Initial charges	$25,941	$2,050	$269	$28,260
Cash payments	(4,980)	(1,864)	(144)	(6,988)
Foreign currency translation	(15)	1	1	(13)

Balance at December 31, 2010	$20,946	$187	$126	$21,259

NOTE E.	DERIVATIVE FINANCIAL INSTRUMENTS

We periodically enter into foreign exchange forward contracts, all of which have a maturity of less than three years. These contracts have not been designated as hedges and accordingly, unrealized gains or losses on these contracts are reported in current earnings. The net notional settlement value of foreign exchange forward contracts outstanding was $633.5 million at December 31, 2010, $139.1 million at December 31, 2009 and $349.5 million at December 31, 2008.

Foreign Exchange Forward Contracts

Generally, we enter into foreign exchange forward contracts with maturities of not more than 15 months. All foreign exchange forward contracts in effect as of December 31, 2010 and December 31, 2009 had maturities of 1 to 2 months. We report these contracts on a net basis. Net asset derivatives are included in other current assets and net liability derivatives are included in accrued expenses in our consolidated balance sheets.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the balance sheet classification of the fair value of these derivatives on both a gross and net basis as of December 31, 2010 and December 31, 2009 (amounts in thousands):

Unrealized Gain/Loss on Foreign Exchange Forward Contracts
As Reported
	Gross		Net
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	Other		Other
	Current	Accrued	Current	Accrued
As of:	Assets	Expenses	Assets	Expenses

December 31, 2010	$3,153	$4,595	$—	$1,442
December 31, 2009	$9,834	$5,550	$4,284	$—

Total foreign exchange (gains) and losses included in SG&A in our consolidated statements of operations includes unrealized and realized (gains) and losses related to both our foreign exchange forward contracts and our foreign currency assets and liabilities. The net impact of our overall unrealized and realized foreign exchange (gains) and losses were as follows (amounts in thousands):

	For the Years
	Ending December 31,
	2010	2009	2008

Net impact of our overall unrealized and realized foreign exchange (gains) losses	$(4,966)	$6,252	$19,552

The following table summarizes the effect of the unrealized and realized losses related to our foreign exchange forward contracts on our consolidated statements of operations for the periods presented (amounts in thousands):

	Statement of Operations	Net (Gain)/Loss Reported
Derivative Instrument	Location	2010	2009	2008

Foreign exchange forward contracts	SG&A	$23,260	$23,620	$9,965

NOTE F.	ACCOUNTS RECEIVABLE

Our trade receivables primarily represent amounts due from distributors, healthcare service providers, and companies and institutions engaged in research, development or production of pharmaceutical and biopharmaceutical products. We perform credit evaluations of our customers on an ongoing basis and generally do not require collateral. Accounts receivable are booked net of certain allowances for bad debts, chargebacks and prompt pay discounts. The allowances were $73.1 million at December 31, 2010 and $69.9 million at December 31, 2009.

Accounts Receivable Related to Sales in Greece

Our consolidated balance sheets include accounts receivable, net of reserves, held by our subsidiary in Greece related to sales to government-owned or supported healthcare facilities in Greece of approximately $68 million as of December 31, 2010 and approximately $57 million as of December 31, 2009. Sales to government-owned or supported healthcare facilities in Greece were approximately $22 million in 2010 and approximately $23 million in 2009. Payment of these accounts is subject to significant delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. In May 2010, the government of Greece announced a plan for repayment of its debt to international pharmaceutical companies, which calls for immediate payment of accounts receivable balances that were established in 2005 and 2006. For accounts receivable established between 2007 and 2009, the government of Greece will issue non-interest bearing bonds, expected to be exchange tradable, with maturities

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ranging from one to three years. We recorded a charge of $7.2 million to bad debt expense, a component of SG&A in our consolidated statements of operations for the second quarter of 2010, to write down the accounts receivable balances held by our subsidiary in Greece to present value using a 11% risk adjusted discount rate.

NOTE G.	INVENTORIES

	December 31,
	2010	2009
	(Amounts in thousands)

Raw materials	$110,959	$123,434
Work-in-process	308,232	288,653
Finished goods	167,749	195,935

Total	$586,940	$608,022

Manufacturing-Related Charges to Costs of Goods Sold

In June 2009, we interrupted production of Cerezyme and Fabrazyme at our Allston manufacturing facility after identifying a virus in a bioreactor used for Cerezyme production. We resumed Cerezyme shipments in the fourth quarter of 2009. In February 2010, we began shipping Cerezyme at a rate equal to 50% of estimated product demand in order to build a small inventory buffer to help us better manage delivery of the Cerezyme available. We continued shipping at 50% of estimated product demand through the second quarter of 2010, due in part to the impact of a second interruption in production in March 2010 resulting from a municipal electrical power failure that compounded issues with the facility’s water system. We increased supply of Cerezyme in the third quarter of 2010 and Cerezyme patients in the United States were able to begin to return to normal dosing levels in September. Cerezyme patients on a global basis were able to return to normal dosing in the fourth quarter of 2010.

Due to the June 2009 production interruption, low manufacturing productivity upon re-start of production and efforts to build a small inventory buffer, Fabrazyme shipments decreased in the fourth quarter of 2009 and we began shipping Fabrazyme at a rate equal to 30% of estimated product demand. We continued shipping at 30% of estimated product demand through the third quarter of 2010. We continue to work to increase the productivity of the Fabrazyme manufacturing process, which has performed at the low end of the historical range since the re-start of production in June 2009. We have developed a new working cell bank for Fabrazyme that has been approved by the FDA and the European Medicines Agency, or EMA. The new working cell bank has completed five runs and has had 30% to 40% greater productivity than the prior working cell bank. Fabrazyme patients were able to begin doubling their doses in the fourth quarter of 2010.

We recorded $29.1 million of charges during 2010 to costs of products sold in our consolidated statements of operations, including:

•	$5.6 million of charges for manufacturing-related costs associated with various inventory write offs;

•	$16.4 million of charges during the first and second quarters of 2010 to write off Cerezyme and Fabrazyme work-in-process material that was unfinished when the interruption occurred at our Allston facility in March 2010, based on our determination that such material could not be finished, and other inventory for these products that did not meet the necessary quality specifications; and

•	$7.1 million of charges during the first and second quarters of 2010 to write off certain lots of Thyrogen that did not meet the necessary quality specifications.

We recorded $45.5 million of charges in 2009 to cost of products sold in our consolidated statements of operations, for costs related to the remediation of our Allston facility following identification of the virus in a bioreactor at the facility in June 2009, including the sanitization of the facility, idle capacity and overhead

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and the write off of certain production materials. In addition, we recorded $11.0 million of charges to costs of products sold during 2009 to write off Cerezyme work-in-process that either had expired or that could not be confirmed to be free of contamination.

Inventory Subject to Additional Evaluation and Release

At any particular time, in the course of manufacturing, we may have certain inventory that requires further evaluation or testing to ensure that it meets appropriate quality specifications. As of December 31, 2010, we had approximately $13.5 million of inventory that is being evaluated or tested. If we determine that this inventory, or any portion thereof, does not meet the necessary quality standards, it may result in a write off of the inventory and a charge to earnings.

Inventory Capitalized Prior to Regulatory Approval

We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval of the product or the manufacturing facility where it is produced. The determination for capitalization is based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and assessment of the regulatory review process for the product and manufacturing process, our required investment in the product or facility, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In no event is inventory capitalized prior to completion of a phase 3 clinical trial and the completion of a series of successful validation runs from the facility. At the completion of these events, the product and the manufacturing process have reached technological feasibility, upon which we believe the likelihood of obtaining regulatory approval is high and probable future economic benefit in the product exists. If a product is not approved for sale or a manufacturing facility does not receive approval, it would likely result in the write off of the inventory and a charge to earnings.

Sevelamer Hydrochloride and Sevelamer Carbonate

We manufacture the majority of our supply requirements for sevelamer hydrochloride (the active ingredient in Renagel) and sevelamer carbonate (the active ingredient in Renvela) at our manufacturing facility in Haverhill, England. In December 2009, equipment failure caused an explosion and fire at this facility, which damaged some of the equipment used to produce these active ingredients as well as the building in which the equipment was located. As a result, we temporarily suspended production of sevelamer hydrochloride and sevelamer carbonate at this facility so the damaged equipment could be repaired. We resumed production of sevelamer hydrochloride in May 2010 and production of sevelamer carbonate in October 2010. During 2010, we recorded $22.0 million, which is net of $9.9 million of insurance reimbursements, to cost of products sold in our consolidated statements of operations for Renagel and Renvela associated with the remediation cost of our Haverhill, England manufacturing facility, including repairs and idle capacity expenses. Remediation of this facility is substantially complete.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2010	2009
	(Amounts in thousands)

Plant and equipment	$1,368,444	$1,403,719
Land and buildings	1,448,835	1,239,721
Leasehold improvements	230,389	270,003
Furniture and fixtures	83,750	74,023
Construction in progress	854,354	899,687

	3,985,772	3,887,153
Less accumulated depreciation	(1,060,188)	(1,077,804)

Property, plant and equipment, net	$2,925,584	$2,809,349

Our total depreciation expense was $205.7 million in 2010, $169.8 million in 2009 and $132.3 million in 2008.

Our property, plant and equipment include the following amounts for assets subject to capital leases (amounts in thousands):

	December 31,
	2010	2009

Building — Corporate headquarters in Cambridge, Massachusetts	$129,487	$131,031
Less accumulated depreciation	(62,939)	(55,429)

Assets subject to capital leases, net	$66,548	$75,602

We capitalize costs we have incurred in validating manufacturing equipment and facilities for products which have reached technological feasibility in plant and equipment. Capitalized validation costs, net of accumulated depreciation, were $19.8 million at December 31, 2010 and $19.4 million at December 31, 2009.

We are installing a new enterprise resource planning, or ERP, system worldwide, which is being implemented in several phases. Net capitalized software costs, which are included in plant and equipment, totaled $119.0 million at December 31, 2010 and $44.1 million at December 31, 2009 and include capitalized costs for the completed phases of the ERP system. Capitalized software development costs, a component of construction in progress, were $121.7 million at December 31, 2010 and $155.2 million at December 31, 2009 and include costs for the phases of the ERP system implementation that have not yet been completed.

We have capitalized the following amounts of interest costs (amounts in millions):

For the Years Ended December 31,
2010	2009	2008

$28.8	$12.3	$19.0

As a result of our issuance of the 2015 Notes and 2020 Notes in June 2010, the amount of interest expense available for capitalization increased for the year ended December 31, 2010.

As of December 31, 2010, the estimated remaining cost to complete our assets under construction is approximately $828 million.

Under certain lease agreements for our worldwide facilities, we are contractually obligated to return leased space to its original condition upon termination of the lease agreement. At the inception of a lease with

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, for each such lease, we record interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Our asset retirement obligations were not significant as of December 31, 2010 or 2009.

NOTE I.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Formerly, we included our MS business unit under the caption “Other.” As a result of our 2009 acquisition of certain products and development programs from Bayer, our MS business unit is now reported separately. As a result of this change, goodwill of $318.1 million was transferred from “Other” to the Multiple Sclerosis reporting segment. Prior year balances were revised to conform to our 2009 presentation.

The following table contains the change in our goodwill during the years ended December 31, 2009 and 2010 (amounts in thousands):

	Personalized	Renal and		Hematology	Multiple
	Genetic Health	Endocrinology	Biosurgery	and Oncology	Sclerosis	Other	Total

Balance as of December 31, 2008	$339,563	$319,882	$7,584	$375,889	$318,059	$40,097	$1,401,074
Changes in carrying amounts during the period	—	—	—	—	—	2,289	2,289

Balance as of December 31, 2009	339,563	319,882	7,584	375,889	318,059	42,386	1,403,363
Changes in carrying amounts during the period	—	—	1	—	—	—	1
Reclassified to assets held for sale — noncurrent(1)	—	—	—	—	—	(42,386)	(42,386)

Balance as of December 31, 2010	$339,563	$319,882	$7,585	$375,889	$318,059	$—	$1,360,978

(1)	Amount represents goodwill associated with our diagnostic products business, which has been reclassified to assets held for sale-noncurrent on our consolidated balance sheet as of December 31, 2010.

We are required to perform impairment tests related to our goodwill annually, which we perform in the third quarter of each year, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the third quarter of 2010 and 2009, we performed the required annual goodwill impairment tests and concluded that no goodwill impairments were required.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

The following table contains information about our other intangible assets for the periods presented (amounts in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Other	Accumulated	Net Other	Gross Other	Accumulated	Net Other
	Intangible Assets	Amortization	Intangible Assets	Intangible Assets	Amortization	Intangible Assets

Finite-lived other intangible assets:
Technology(1)	$1,901,651	$(993,313)	$908,338	$2,180,232	$(877,611)	$1,302,621
Distribution rights(2)	446,657	(292,307)	154,350	440,521	(227,726)	212,795
Patents	187,780	(144,304)	43,476	188,651	(131,898)	56,753
License fees	98,611	(53,500)	45,111	98,647	(47,052)	51,595
Trademarks	60,227	(52,806)	7,421	60,608	(47,623)	12,985
Other	10,096	(885)	9,211	87,423	(43,822)	43,601

Total finite-lived other intangible assets	2,705,022	(1,537,115)	1,167,907	3,056,082	(1,375,732)	1,680,350
Indefinite-lived other intangible assets:
IPR&D(3)	632,912	—	632,912	632,912	—	632,912

Total other intangible assets	$3,337,934	$(1,537,115)	$1,800,819	$3,688,994	$(1,375,732)	$2,313,262

(1)	For the year ended December 31, 2009, includes a gross technology intangible asset of $240.3 million and related accumulated amortization of $(24.0) million related to the consolidated results of BioMarin/Genzyme LLC. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheets.

(2)	Includes an additional $6.2 million in 2010 for additional payments made or accrued in connection with the reacquisition of the Synvisc sales and marketing rights from Pfizer in January 2005. As of December 31, 2010, the contingent royalty payments to Pfizer payable under the agreement are substantially complete. We completed the contingent royalty payments to Pfizer related to North American sales of Synvisc in the first quarter of 2010 and anticipate completing the remaining contingent royalty payments to Pfizer related to sales of the product outside of the United States by the first quarter of 2011.

(3)	In May 2009, we acquired worldwide rights to alemtuzumab for MS from Bayer. In connection with this acquisition we acquired IPR&D programs related to the U.S. and worldwide launches of alemtuzumab for MS. The total fair value of these IPR&D programs at the acquisition date was $632.9 million (including $338.7 million from alemtuzumab for MS in the U.S. and $294.2 million for alemtuzumab for MS worldwide), which is capitalized as an indefinite-lived intangible asset on the consolidated balance sheets for the periods presented. Once the acquired projects have reached technological feasibility, the fair value is estimated by discounting the expected cash flows to present value using a discount rate of 16%.

We test our indefinite-lived IPR&D assets for impairment by comparing the fair value of each IPR&D asset to our carrying value for the asset. If the carrying value is greater than the fair value of the asset, we are required to write down the value of the IPR&D asset to its implied fair value. We continue to test our indefinite-lived IPR&D assets for potential impairment until the projects are completed or abandoned. During the third quarter of 2010, we performed the annual impairment test of our indefinite-lived IPR&D and concluded there was no impairment as of the testing date. All of our finite-lived other intangible assets are amortized over their estimated useful lives.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the estimated future amortization expense for our finite-lived other intangible assets for the five succeeding fiscal years and thereafter is as follows (amounts in thousands):

		Estimated
	Estimated	Straight	Total
	Revenue-Based	Line	Estimated
	Amortization	Amortization	Amortization
Year Ended December 31,	Expense(1)	Expense	Expense(1)

2011	$119,751	$165,264	$285,015
2012	96,216	140,516	236,732
2013	30,125	124,882	155,007
2014	26,817	106,295	133,112
2015	1,938	103,733	105,671
Thereafter	19,684	248,998	268,682

(1)	Includes estimated future amortization expense for:

•	the Synvisc distribution rights based on the forecasted respective future sales of Synvisc and the resulting future contingent payments we may be required to make to Pfizer and the Myozyme/Lumizyme patent and technology rights pursuant to a license agreement with Synpac based on forecasted future sales of Myozyme/Lumizyme. These contingent payments will be recorded as intangible assets when the payments are accrued; and

•	the technology intangible assets resulting from our acquisition of the worldwide rights to Fludara, which are being amortized based on the forecasted future sales of Fludara.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J.	INVESTMENTS IN MARKETABLE SECURITIES AND EQUITY INVESTMENTS

Fair Value Measurements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 (amounts in thousands):

	Balance as of
	December 31,
Description	2010	Level 1	Level 2	Level 3

Fixed income investments(1):
Cash equivalents:
Money market funds/other	$1,215,849	$1,215,849	$—	$—

Short-term investments:
U.S. Treasury notes	35,780	35,780	—	—
Non U.S. Governmental notes	6,746	—	6,746	—
U.S. agency notes	38,326	—	38,326	—
Corporate notes — global	30,512	—	30,512	—
Commercial paper	35,978	—	35,978	—

Total	147,342	35,780	111,562	—

Long-term investments:
U.S. Treasury notes	228,564	228,564	—	—
Non U.S. Governmental notes	5,649	—	5,649	—
U.S. agency notes	98,037	—	98,037	—
Corporate notes — global	139,318	—	139,318	—

Total	471,568	228,564	243,004	—

Total fixed income investments	1,834,759	1,480,193	354,566	—

Equity holdings (1):
Publicly-traded equity securities	25,650	25,650	—	—
Derivatives:
Foreign exchange forward contracts	(1,442)	—	(1,442)	—
Contingent liabilities (2):
Contingent consideration obligations	(961,321)	—	—	(961,321)

Total assets (liabilities) at fair value	$897,646	$1,505,843	$353,124	$(961,321)

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance as of
	December 31,
Description	2009	Level 1	Level 2	Level 3

Fixed income investments(1):
Cash equivalents:
Money market funds/other	$603,109	$603,109	$—	$—

Short-term investments:
U.S. Treasury notes	41,040	41,040	—	—
Non U.S. Governmental notes	4,114	—	4,114	—
U.S. agency notes	56,810	—	56,810	—
Corporate notes — global	54,825	—	54,825	—
Commercial paper	6,841	—	6,841	—

Total	163,630	41,040	122,590	—

Long-term investments:
U.S. Treasury notes	29,793	29,793	—	—
Non U.S. Governmental notes	4,873	—	4,873	—
U.S. agency notes	28,015	—	28,015	—
Corporate notes — global	81,143	—	81,143	—

Total	143,824	29,793	114,031	—

Total fixed income investments	910,563	673,942	236,621	—

Equity holdings(1):
Publicly-traded equity securities	40,380	40,380	—	—
Derivatives:
Foreign exchange forward contracts	4,284	—	4,284	—
Contingent liabilities(2):
Contingent consideration obligations	(1,015,236)	—	—	(1,015,236)

Total assets (liabilities) at fair value	$(60,009)	$714,322	$240,905	$(1,015,236)

(1)	Changes in the fair value of our fixed income investments and investments in publicly-traded equity securities are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in our consolidated balance sheets.

(2)	Changes in the fair value of our contingent consideration obligations are recorded as contingent consideration expense, a component of operating expenses in our consolidated statements of operations. We recorded a total of $102.7 million of contingent consideration expense in 2010 in our consolidated statements of operations, of which $(0.8) million was allocated to our Hematology and Oncology reporting segment and $103.5 million was allocated to our Multiple Sclerosis reporting segment. We recorded $65.6 million of contingent consideration expense in 2009 in our consolidated statements of operations, including $31.5 million for our Hematology and Oncology reporting segment and $34.1 million for our Multiple Sclerosis reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the fair value of our Level 3 contingent consideration obligations during 2010 were as follows (amounts in thousands):

Balance as of December 31, 2009	$1,015,236
Payments	(153,009)
R&D reimbursement received	21,807
Contingent consideration expense	102,746
Effect of foreign currency translation adjustments	(25,459)

Fair value at December 31, 2010	$961,321

Senior Notes Payable

In June 2010, we issued $500.0 million aggregate principal amount of our 3.625% senior notes due in June 2015, which we refer to as our 2015 Notes, and $500.0 million aggregate principal amount of our 5.000% senior notes due in June 2020, which we refer to as our 2020 Notes, and, together with our 2015 Notes, as the Notes, as described in Note M., “Long-Term Debt and Leases,” to these consolidated financial statements. As of December 31, 2010, our:

•	2015 Notes had a fair value of $512.8 million and a carrying value of $498.6 million and

•	2020 Notes had a fair value of $526.0 million and a carrying value of $496.1 million.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities:

	December 31,
	2010		2009
	Cost	Market Value	Cost	Market Value
	(Amounts in thousands)

Cash equivalents:
Money market funds/other	$1,215,849	$1,215,849	$603,109	$603,109
Short-term investments:
Corporate notes	66,269	66,415	61,620	62,508
U.S. Government agencies	38,284	38,401	54,815	55,968
Non U.S. Government notes	6,732	6,746	4,037	4,114
U.S. Treasury notes	35,701	35,780	40,135	41,040

	146,986	147,342	160,607	163,630
Long-term investments:
Corporate notes	139,077	139,318	80,011	81,143
U.S. Government agencies	98,036	98,037	27,292	28,015
Non U.S. Government notes	5,665	5,649	4,765	4,873
U.S. Treasury notes	228,226	228,564	29,751	29,793

	471,004	471,568	141,819	143,824
Total cash equivalents, short- and long-term investments	$1,833,839	$1,834,759	$905,535	$910,563

Investments in equity securities	$55,938	$64,341	$62,221	$74,438

The following table contains information regarding the range of contractual maturities of our cash equivalents and short- and long-term investments (amounts in thousands):

	December 31,
	2010		2009
	Cost	Market Value	Cost	Market Value

Within 1 year	$1,362,835	$1,363,191	$763,716	$766,739
1-2 years	448,632	449,172	134,498	136,334
2-10 years	22,372	22,396	7,321	7,490

	$1,833,839	$1,834,759	$905,535	$910,563

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Equity Securities
The following table shows the investments in equity securities of unconsolidated entities as of December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010			December 31, 2009
			Unrealized			Unrealized
	Adjusted Cost	Market Value	Gain/(Loss)	Adjusted Cost	Market Value	Gain/(Loss)

Publicly-held companies (1)(2):
Dyax (3)	$6,974	$6,974	$—	$12,173	$11,399	$(774)
ABIOMED	10,250	18,655	8,405	11,332	18,737	7,405
EXACT Sciences (4)	—	—	—	4,470	10,170	5,700
Other	23	21	(2)	188	74	(114)

Total publicly-held companies	17,247	25,650	8,403	28,163	40,380	12,217
Private equity funds (5)	16,389	16,389	—	16,755	16,755	—
Privately-held companies (6)	22,302	22,302	—	17,303	17,303	—

Total	$55,938	$64,341	$8,403	$62,221	$74,438	$12,217

(1)	Marketable equity securities that have readily determinable market values are stated at market value.

(2)	On January 7, 2008, as part of our strategic alliance with Isis, we acquired five million shares of Isis common stock. Due to certain trading restrictions, we classify this investment, which had a carrying value of $80.1 million at December 31, 2009, as an other noncurrent asset until January 1, 2011 one year prior to when the trading restrictions expire. In June 2010, given the significance and duration of the decline in value of our investment in Isis common stock as of June 30, 2010, we considered the decline in value of this investment to be other than temporary and recorded a $32.3 million impairment charge to gains (losses) on investments in equity securities, net in our consolidated statements of operations. As of December 31, 2010, our investment in Isis common stock had a carrying value of $47.9 million (or $9.57 per share) and a fair market value of $50.6 million (or $10.12 per share). We will continue to review the fair value of our investment in Isis common stock in comparison to our historical cost and in the future, if there is another decline in value and it becomes other-than-temporary, we will write down our investment in Isis common stock to its then current market value and record an impairment charge to our consolidated statements of operations. Our relationship with Isis is described in Note D. “Strategic Transactions,” to these consolidated financial statements.

(3)	In December 2010, as a result of the continued decline in value of our investment in Dyax common stock, we considered the decline in value of this investment to be other-than-temporary and we recorded a $4.7 million pre-tax charge. We will continue to review the fair value of our investment in Dyax common stock in comparison to our historical cost and in the future, if there is another decline in value and it becomes other-than-temporary, we will write down our investment in Dyax common stock to its then current market value and record an impairment charge to our consolidated statements of operations.

(4)	During 2010, we received net cash proceeds totaling $11.8 million and recorded gains totaling $7.3 million in connection with the liquidation of our entire holdings of the common stock of EXACT Sciences.

(5)	We invest in certain venture capital funds. We have entered into a capital commitment agreement with each fund under which we are required to make certain cash contributions to the fund in amounts and on dates specified by the fund’s management. As of December 31, 2010, our outstanding capital commitments to these funds totaled $20.5 million.

(6)	Equity securities without readily determinable market values and for which we do not exercise significant influence are stated at cost and are periodically reviewed for impairment.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses on Marketable Securities and Equity Investments

We record unrealized holding gains and losses, net of tax, related to our investments in marketable securities and equity investments, to the extent they are determined to be temporary, in stockholders’ equity. The following table sets forth the gross amounts recorded (amounts in millions):

	December 31,
	2010	2009

Unrealized holding gains	$9.9	$18.3
Unrealized holding losses	$(0.6)	$1.1

NOTE K.	EQUITY METHOD INVESTMENTS

The following information concerning our equity method investments, which are included in other noncurrent assets in our consolidated balance sheets, was not significant for the periods presented and therefore is not included in this disclosure:

•	our portion of the net income (loss) of each equity method investment, which we have recorded as income (charges) to equity in income (loss) of equity method investments in our consolidated statements of operations;

•	total net income (loss) of each equity method investment for the periods presented; and

•	condensed financial information for our equity method investees.

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

Effective January 1, 2010, in accordance with new guidance we adopted for consolidating variable interest entities, we were required to reassess our designation as primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity’s economic performance is the primary beneficiary. We have concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is shared equally between us and BioMarin through our commercialization rights and BioMarin’s manufacturing rights. Effective January 1, 2010, we no longer consolidate the results of BioMarin/Genzyme LLC and instead record our portion of the results of BioMarin/Genzyme LLC in equity in loss of equity method investments in our

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. For the years 2010, 2009 and 2008, the results of BioMarin/Genzyme LLC and our portion of the results of BioMarin/Genzyme LLC were not significant.

NOTE L.	ACCRUED EXPENSES

	December 31,
	2010	2009
	(Amounts in thousands)

Compensation	$205,703	$213,686
Rebates	185,974	134,002
Royalties	69,518	63,502
Restructuring activities	21,259	—
Other	355,123	239,115
Bank overdraft	1,404	45,918

	$838,981	$696,223

NOTE M.	LONG-TERM DEBT AND LEASES

Long-Term Debt and Capital Lease Obligations

Our long-term debt and capital lease obligations consist of the following (amounts in thousands):

	December 31,
	2010	2009

2015 Notes	$498,577	$—
2020 Notes	496,101	—
Notes payable	—	5,847
Revolving credit facility maturing in July 2011	—	—
Mortgage payable	17,035	17,509
Capital lease obligations	94,827	101,244

Long-term debt and capital lease obligations, including current portion	1,106,540	124,600
Less current portion	(7,584)	(8,166)

Noncurrent portion	$1,098,956	$116,434

Over the next five years and thereafter, we will be required to repay the following principal amounts of our long-term debt (excluding capital leases) (amounts in millions):

2011	2012	2013	2014	2015	After 2015

$0.5	$0.5	$0.6	$0.6	$500.6	$514.2

2015 and 2020 Senior Notes

In June 2010, we sold $1.0 billion in notes consisting of $500.0 million of 3.625% senior notes due 2015, or the 2015 Notes, and $500.0 million of 5.000% senior notes due 2020, or the 2020 Notes through institutional private placements to fund the $1.0 billion payment under our accelerated share repurchase agreement, as discussed in Note N., “Stockholders’ Equity,” to these consolidated financial statements. We received net proceeds from the sale of the Notes of approximately $986.6 million, after deducting commissions

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other expenses related to the offerings. We recorded the net proceeds in our consolidated balance sheets as of June 30, 2010 as:

•	a $7.7 million increase to other noncurrent assets for the capitalized debt offering costs, including $6.3 million for commissions and $1.4 million of other offering expenses; and

•	a $1.0 billion increase to long-term liabilities for the principal of the Notes, offset by $5.6 million for the debt discount on the Notes.

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

The Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding. The Notes are fully and unconditionally guaranteed by two of our subsidiaries that also guarantee our indebtedness under our 2006 revolving credit facility. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes redeemed; or

•	the sum of the present values of the remaining scheduled payments of interest and principal thereon discounted at the Treasury Rate plus 25 basis points in the case of our 2015 Notes and 30 basis points in the case of our 2020 Notes.

We may be required to offer to repurchase the Notes at a purchase price equal to 101% of their principal amount if we are subject to a change of control and, within certain time periods related to the change of control, the credit rating of the Notes is lowered below “Investment Grade.”

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

As of December 31, 2010, we had approximately $11 million of outstanding standby letters of credit issued against this facility and no borrowings, resulting in approximately $339 million of available credit under our 2006 revolving credit facility, which matures July 14, 2011. The terms of this credit facility include various covenants, including financial covenants that require us to meet minimum interest coverage ratios and maximum leverage ratios. As of December 31, 2010, we were in compliance with these covenants.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Over the next five years and thereafter, we will be required to pay the following amounts under our non-cancelable capital leases (amounts in millions):

2011	$15.4
2012	15.5
2013	16.9
2014	18.9
2015	18.8
Thereafter	48.7

Total lease payments	134.2
Less: interest	(39.3)

Total principal payments	94.9
Less current portion	(7.0)

Total	$87.9

Operating Leases

We lease facilities and personal property under non-cancelable operating leases with terms in excess of one year. Our total expense under operating leases was (amounts in millions):

For the Years Ended December 31,
2010	2009	2008

$80.0	$72.1	$65.0

Over the next five years and thereafter, we will be required to pay the following amounts under non-cancelable operating leases (amounts in millions):

2011	2012	2013	2014	2015	After 2015

$78.5	$62.8	$40.8	$28.4	$19.8	$114.5

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N.	STOCKHOLDERS’ EQUITY

Preferred Stock

	At December 31, 2009 and 2010
Series	Authorized	Issued	Outstanding

Series A Junior Participating, $0.01 par value	3,000,000	—	—
Undesignated	7,000,000	—	—

	10,000,000	—	—

Our charter permits us to issue shares of preferred stock at any time in one or more series. Our board of directors will establish the preferences, voting powers, qualifications, and special or relative rights or privileges of any series of preferred stock before it is issued.

Common Stock

The following table describes the number of authorized and outstanding shares of our common stock at December 31, 2010 and 2009:

		Outstanding at December 31,
Series	Authorized	2010	2009

Genzyme Stock, $0.01 par value	690,000,000	260,107,280	265,696,834

Directors’ Deferred Compensation Plan

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

Distributions are paid in a lump sum or in annual installments for up to five years. Payments begin the year following a director’s termination of service or, subject to certain restrictions, in a year elected by the participant. As of December 31, 2010, five of the twelve eligible directors had established accounts under this plan, and three of these directors are currently deferring their compensation. We have reserved 105,962 shares of Genzyme Stock to cover distributions credited to stock accounts under the plan. We had not made any stock distributions under this plan as of December 31, 2010. As of December 31, 2010, we have made cash distributions totaling $69,492 to one director under the terms of his deferral agreement.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 21, 2010, upon final settlement under the agreement, we received an additional 121,344 shares from Goldman Sachs, which together with the shares received in June equaled a total of 15.7 million shares repurchased. The shares repurchased are authorized and are no longer outstanding.

Modification of Certain Stock Options and RSUs

On May 26, 2010, in connection with our plan to approve strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates businesses, the compensation committee of our board of directors approved certain modifications to the stock options and RSUs previously granted to the employees of those businesses, to be effective as of the date of divestiture of each business. The terms of these stock options were modified to extend the post-termination exercise period from 90 days to one year. We used Black-Scholes valuation models, based on the following assumptions, to determine the valuation adjustment required for the extension of the post-termination exercise period, and recorded stock-based compensation expense using an expected term of seven months:

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

On May 26, 2010, the compensation committee of our board of directors also approved the following modifications to certain RSUs granted to the employees of these three businesses, to be effective as of the date of divestiture for each business:

•	acceleration of the unvested portions of the RSUs granted in May 2008; and

•	pro-ration of the vesting of the RSUs granted in May 2009 over a 19-month, instead of a three-year, period.

Prior to these modifications, the RSUs granted in May 2008 had a grant date fair value of $68.48 per share and the RSUs granted in May 2009 had a grant date fair value of $58.66 per share based on the closing price of our common stock at the date of each grant. The modifications triggered a new measurement date for these RSUs and, as a result, we revalued these RSUs based on a new grant date fair value of $50.00 per share, the closing price of our common stock on the date of modification. We recorded additional stock-based

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation for these RSUs of $13.5 million in our consolidated statements of operations for 2010 to adjust the cumulative stock-based compensation expense recorded for these RSUs for the modifications, including:

•	an $8.3 million reduction for the reversal of the cumulative to-date stock-based compensation expenses recorded through May 25, 2010, prior to the modifications; offset by

•	$21.8 million of additional stock-based compensation expenses for the period from May 26, 2010 through December 31, 2010 based on the new, reduced grant date fair value of these awards.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PSUs

During 2010, we granted a total of 222,142 PSUs with a weighted average grant date fair value of $56.42 per share to senior executives under our 2004 Equity Plan. The PSUs are subject to the attainment of certain performance criteria established at the beginning of the performance period, as described above, and cliff vest at the end of the performance period, which ends December 31, 2012. Compensation expense associated with our PSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense for our PSUs is recognized over the applicable performance period, adjusted for the effect of estimated forfeitures. Compensation expense associated with our PSUs was not significant in 2010.

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

Stock-Based Compensation

Equity Plans

The purpose of each of our equity plans is to attract, retain and motivate our key employees, consultants and directors. Awards granted under these plans can be either incentive stock options, or ISOs, nonstatutory stock options, or NSOs, restricted stock, or RS, or RSUs, as specified in the individual plans. Shares issued

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under all of our plans are funded through the issuance of new shares. The following table contains information about our equity plans:

			As of December 31, 2010
	Group	Type of Award	Awards Reserved for	Awards	Awards Available
Plan Name	Eligible	Granted	Issuance	Outstanding	for Grant

2004 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO/RS/RSU	30,267,405	24,968,458	5,298,947
2001 Equity Incentive Plan(1)	All key employees and consultants	ISO/NSO	5,679,053	5,607,267	71,786
2007 Director Equity Plan(2)	Non-employee board members	NSO/RS/RSU	1,001,641	760,560	241,081
Assumed Options(3)			10,800	10,800	—

			36,958,899	31,347,085	5,611,814

(1)	The exercise price of option grants may not be less than the fair market value of Genzyme Stock at the date of grant. Option grants have a maximum term of ten years and RSUs generally have cliff vesting in three years. The compensation committee of our board of directors, or its delegates as applicable, determines the terms and conditions of each award, including who among eligible persons will receive awards, the form of payment of the exercise price of stock options, the number of shares granted, the vesting schedule and the terms of exercise or release.

(2)	Options and RSUs are automatically granted on the date of our annual shareholders meeting or at a director’s initial appointment to the board. Options have an exercise price equal to the fair market value of Genzyme Stock on the date of grant and expire ten years after the initial grant date. Options and RSUs vest on the date of the next annual shareholders meeting following the date of grant.

(3)	Consists of options we assumed through our acquisitions.

In 2010, 2009 and 2008, we accounted for options granted to our employees and directors using the Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of Genzyme Stock on the date of grant and generally have a 10-year term and vest in increments, generally over four years from the date of grant, although we may grant options with different vesting terms from time to time. Upon termination of employment other than by death, disability or change of control, unvested options are cancelled, and any unexercised vested options will expire three months after the employee’s termination date. Excluding our directors who are not employees, when an employee meets a retirement eligibility age of 60 with at least five years of service, upon termination (except for cause) the employee’s options granted after December 1, 2003 automatically become fully vested and will expire three years after the employee’s termination date or on the original expiration date set at the time the options were granted, whichever is earlier. When a director leaves the board, unvested options are cancelled and any unexercised vested options will expire at the end of their term. We recognize stock-based compensation expense for each grant on a straight-line basis over the employee’s or director’s requisite service period, generally the vesting period of the award. Additionally, stock-based compensation expense related to stock options includes an estimate for pre-vesting forfeitures. We recognize stock-based compensation expense immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For stock-based compensation expense recognition purposes only, grants to retirement eligible employees prior to December 1, 2003 are not subject to accelerated vesting and expense is recognized over the nominal vesting period.

We award time vesting RSUs to employees that generally vest no sooner than one-third per year over three years on the anniversary of the date of grant if the employee has reached the retirement eligibility

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2010, in response to concerns over employee retention following the Sanofi tender offer, our Compensation Committee, as administrator of our equity plans, approved the automatic acceleration of all outstanding unvested stock options and non-performance based RSUS in the event of certain types of change in control transactions to the extent such awards did not already provide for acceleration. Previously, only stock option and non-performance based RSUs granted to our executive officers were subject to automatic accelerated vesting upon a change in control. In addition, the Compensation Committee determined that all future stock options and non-performance based RSUs granted to employees under our 2004 Equity Incentive Plan would also be subject to accelerated vesting in the event of such a change in control.

If the proposed acquisition of us by Sanofi is consummated, it will constitute a change in control transaction triggering acceleration of all unvested stock options and non-performance based RSUs. With respect to performance based RSUs, a pro rated amount of these RSUs will become fully vested, based on a ratio of the number of months completed in the performance period through the date of the change in control and the total number of months in the performance period. For additional details regarding the treatment of outstanding stock options and RSUs under our merger agreement with Sanofi, please see our Current Report on Form 8-K, dated February 16, 2011, filed with the SEC.

Employee Stock Purchase Plan

Our 2009 Employee Stock Purchase Plan, or ESPP, was approved by shareholders in May 2009, and succeeds our 1999 ESPP. The ESPP allows employees to purchase our stock at a discount. Under this plan, the purchase price per share of Genzyme Stock is 85% of the lower of the fair market value of Genzyme Stock at the beginning of an enrollment period or on the applicable purchase date. Employees working at least 20 hours per week may elect to participate in our ESPP during specified open enrollment periods, which occur twice each year shortly before the start of each new enrollment period. New enrollment periods begin on the first trading day of January and July and each enrollment period lasts two years. Employee contributions for each enrollment period are automatically used to purchase stock on behalf of each participating employee on eight pre-determined purchase dates during the two-year enrollment period, which occur once every three months, in January, April, July and October. We place limitations on the total number of shares of stock that employees can purchase under the plan in a given year.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

We allocated pre-tax stock-based compensation expense, net of estimated forfeitures, based on the functional cost center of each employee as follows (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Pre-tax stock-based compensation expense, net of estimated forfeitures	$(163,086)	$(183,133)	$(167,456)
Less: tax benefit of stock options	45,435	46,988	50,657

Stock-based compensation, net of tax	$(117,651)	$(136,145)	$(116,799)

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	We capitalized $15.1 million in 2010, $16.4 million in 2009 and $13.9 million in 2008, of stock-based compensation expense to inventory, all of which is attributable to participating employees that support our manufacturing operations. We amortize stock-based compensation expense capitalized to inventory based on inventory turns.

At December 31, 2010, there was $191.0 million of pre-tax stock-based compensation expense, net of estimated forfeitures, related to unvested awards not yet recognized which is expected to be recognized over a weighted average period of two years.

Valuation Assumptions for Stock Option Plans and ESPP

We use the Black-Scholes option valuation model to determine the amount of employee stock-based compensation expense to recognize in our consolidated statements of operations. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	For the Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	2%	2%	2%
Dividend yield	0%	0%	0%
Expected option life (in years) — directors	7	7	7
Expected option life (in years) — officers	7	6	6
Expected option life (in years) — other senior managers	5	5	5
Expected option life (in years) — all other employees	5	4	4
Volatility-stock options	32%	32%	27%
Volatility-ESPP	34%	42%	27%

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan Activity

The following table contains information regarding our stock option activity for the year ended December 31, 2010:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares Under Option	Exercise Price	Term(in years)	Vaulue

Outstanding at December 31, 2009	32,097,588	$56.09
Granted	2,179,604	$53.12
Exercised	(7,108,021)	$51.54
Forfeited and cancelled	(865,038)	$70.23

Outstanding at December 31, 2010	26,304,133	$56.62	4.8	$395,206,299

Vested and expected to vest at December 31, 2010	26,241,857	$56.62	4.79	$394,292,308

Exercisable at December 31, 2010	21,785,560	$56.01	4.09	$342,107,129

The following table contains information regarding the pre-tax intrinsic value of our stock options and the weighted average grant date fair value per share of stock granted under our stock option plans for the periods presented (amounts in thousands, except per share amounts):

	For The Years Ended December 31,
	2010	2009	2008

Pre-tax intrinsic value of options exercised	$115,026	$36,421	$176,048
Weighted average grant date fair value per share of stock granted under our stock option plans	$17.90	$18.80	$19.24

Time Vesting RSU Activity

The following table contains information regarding our time vesting RSUs for the year ended December 31, 2010:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares Under Option	Exercise Price	Term(in years)	Vaulue

Outstanding at December 31, 2009	5,113,364	$62.56	1.53
Granted	2,361,761	$51.74
Released	(1,585,819)	$51.81
Forfeited and cancelled	(846,354)	$62.48

Outstanding at December 31, 2010	5,042,952	$59.05	1.49	$359,058,182

Vested and expected to vest at December 31, 2010	4,894,745		1.48	$348,505,874

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP Activity

The following table contains information regarding our ESPP activity for the years ended December 31, 2009 and 2010:

Shares available and issued:
Available for purchase as of December 31, 2008	509,686
Additional shares authorized	3,000,000
Adjustment — shares from our 2001 ESPP plan	9,909
Shares purchased by employees	(1,067,192)

Available for purchase as of December 31, 2009	2,452,403

Additional shares authorized	1,500,000
Shares purchased by employees	(1,393,130)

Available for purchase as of December 31, 2010	2,559,273

NOTE O.	COMMITMENTS AND CONTINGENCIES

We are not able to predict the outcome of the lawsuits and matters described below or estimate the amount or range of any possible loss we might incur if we do not prevail in final, non-appealable determination of these matters. Therefore, we have not accrued any amounts in connection with these lawsuits and matters.

FDA Consent Decree

In May 2010, we entered into a consent decree with the FDA relating to our Allston facility. Pursuant to the consent decree, in November 2010, we paid $175.0 million to the FDA as disgorgement of past profits. The consent decree required us to cease fill-finish operations at the Allston facility for all products sold within the United States, which included Fabrazyme and Thyrogen, by November 2010. It also restricted promotion of Thyrogen fill-finished at the Allston facility to medically necessary use, as prescribed by the FDA. Fill-finish operations for products sold in the United States were transferred prior to the applicable deadlines to our Waterford facility and to Hospira. We are also required to cease fill-finish operations at the Allston facility for all products sold outside the United States, which similarly includes Fabrazyme and Thyrogen, by August 31, 2011. We could be subject to penalties equal to 18.5 percent of the revenue from the sale of any product fill-finished at the Allston facility after the applicable deadline. We expect to transfer remaining fill-finish operations from the Allston facility during the first half of 2011.

The consent decree also requires us to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. The plan must address any deficiencies reported to us since October 2008 or identified as part of a comprehensive inspection conducted by a third-party expert, who we were required to retain, and who will monitor and oversee our implementation of the plan. In 2009, we began implementing a comprehensive remediation plan, prepared with assistance from our compliance consultant, The Quantic Group, Ltd., or Quantic, to improve quality and compliance at our Allston facility. We are revising that plan to include additional remediation efforts required in connection with the consent decree as identified by Quantic, who we have also retained to be the third-party expert under the consent decree. The plan, as revised, which will be subject to FDA approval, is expected to take approximately three to four years to complete and will include a timetable of specified compliance milestones. If the milestones are not met in accordance with the timetable, the FDA can require us to pay $15,000 per day, per affected drug, until these compliance milestones are met. Upon satisfying the compliance requirements in accordance with the terms of the consent decree, we will be required to retain an auditor to monitor and oversee ongoing compliance at our

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allston facility for an additional five years. Conditioned upon our compliance with the terms of the consent decree, we may continue our bulk manufacturing operations at the facility, which includes bulk production of Cerezyme and Fabrazyme.

Federal Securities Litigation

In July 2009 and August 2009, two purported securities class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against us and our President and Chief Executive Officer. The lawsuits were filed on behalf of those who purchased our common stock during the period from June 26, 2008 through July 21, 2009 and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 promulgated thereunder. Each of the lawsuits is premised upon allegations that, among other things, we made materially false and misleading statements and omissions by failing to disclose instances of viral contamination at two of our manufacturing facilities and our receipt of a list of inspection observations from the FDA related to one of the facilities, which detailed observations of practices that the FDA considered to be deviations from GMP. The plaintiffs seek unspecified damages and reimbursement of costs, including attorneys’ and experts’ fees. In November 2009, the lawsuits were consolidated in In Re Genzyme Corp. Securities Litigation and a lead plaintiff was appointed. In March 2010, the plaintiffs filed a consolidated amended complaint that extended the class period from October 24, 2007 through November 13, 2009 and named additional individuals as defendants. In June 2010, we filed a motion to dismiss the class action. The plaintiffs filed an opposition to our motion to dismiss in August 2010 and we filed a reply in support of our motion to dismiss in September 2010. Oral arguments on our motion to dismiss were heard on January 26, 2011.

On August 11, 2010, Jerry L. & Mena M. Morelos Revocable Trust filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors, certain executive officers, and Sanofi, or the Morelos Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders, adopting processes and procedures that will not benefit shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit alleges that certain of our directors are beholden to activist shareholders. The suit also alleges that we and Sanofi aided and abetted the purported breaches of fiduciary duties. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from consummating a transaction, unless and until we adopt procedures designed to obtain the best value for our shareholders, (iii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iv) an order rescinding, to the extent already implemented, any transaction agreement, (v) an order imposing a constructive trust in favor of the plaintiff and the putative class upon any benefits improperly received by the defendants as a result of any transaction, and (vi) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 8, 2010, Bernard Malina filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us and our board of directors, or the Malina Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in a plan and scheme to obtain personal benefits at the expense of shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order directing the defendants to exercise their fiduciary duties and commence a sales process that is in the best interest of shareholders, (iii) compensatory damages, and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 9, 2010, Emanuel Resendes filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against our board of directors and certain executive officers, or the Resendes Action. The suit alleges that our directors breached their fiduciary duties by attempting to sell Genzyme without regard to the effect of a potential transaction on shareholders and engaging in self-dealing in order to obtain personal benefits not shared equally by all shareholders in connection with a purported proposed merger. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from entering into any contract which harms the class or could prohibit the defendants from maximizing shareholder value, (iii) an order enjoining the defendants from initiating any defensive measures that would make the consummation of a transaction more difficult or costly for a potential acquiror, (iv) an order directing the defendants to exercise their fiduciary duties and refrain from advancing their own interests at the expense of the class and their fiduciary duties, and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 14, 2010, William S. Field, Trustee u/a dated October 12, 1991, by William S. Field Jr., filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers, or the Field Action. The suit alleges that our directors breached their fiduciary duties by failing to pursue a transaction that would provide the highest value reasonably available for shareholders and by not providing full and fair disclosure to shareholders. The suit seeks, among other relief, (i) class action status, (ii) an order appointing an independent special committee with authority to evaluate, negotiate and, if in the best interests of shareholders, accept the offer from Sanofi or other offers, (iii) an award to plaintiffs of the costs of the action, including reasonable attorneys’, accountants’ and experts’ fees and expenses and (iv) such other relief as the court deems proper.

On October 18, 2010, Warren Pinchuck filed a lawsuit allegedly on behalf of a putative class of shareholders in the U.S. District Court for the District of Massachusetts against us, our board of directors and certain executive officers, or the Pinchuck Action. The suit alleges that the defendants violated Section 14(e) of the Exchange Act by issuing a false and misleading Schedule 14D-9 statement and breached their fiduciary duties by, among other things, refusing to negotiate in good faith with Sanofi and by failing to allow due diligence to be performed to facilitate a higher offer being made by Sanofi or others. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have violated Section 14(e) of the Exchange Act, (iii) a declaration that the defendants have breached their fiduciary duties, (iv) an order enjoining the defendants from breaching their fiduciary duties by refusing to consider and respond to the proposed transaction in good faith, (v) an order enjoining the defendants from initiating any anti-takeover devices that would inhibit the defendants’ ability to maximize value for their shareholders, (vi) compensatory damages, to the extent injunctive relief is not granted, and (vii) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

The plaintiffs and the defendants in the Morelos Action, Malina Action, Resendes Action, and Field Action filed a joint stipulation with the federal court seeking consolidation of the cases. That motion was granted on December 28, 2010, and the consolidated case is In Re Genzyme Corp. Shareholders Litigation. The plaintiffs filed an Amended Consolidated Complaint on January 18, 2011, and we have since filed a motion to dismiss the consolidated action.

State Securities Litigation

On August 16, 2010, plaintiff Chester County Employees’ Retirement Fund filed a lawsuit allegedly on behalf of a putative class of shareholders in Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Chester Action. An amended complaint was filed in the Chester Action on September 2, 2010. The amended complaint alleges that the defendants breached their fiduciary duties by failing to adequately inform themselves regarding the potential offer by Sanofi or any offer by any other party and failing to pursue the best available transaction for shareholders. The suit seeks, among other relief, (i) class

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action status, (ii) an order enjoining the defendants from initiating any defensive measures designed to prevent shareholders from receiving and accepting a value-maximizing offer, (iii) an order directing the defendants to exercise their fiduciary duties to obtain a transaction in shareholders’ best interests, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. On September 23, 2010, by joint motion of the parties, the Chester Action was transferred to the Business Litigation Session of Suffolk County Superior Court in Boston, Massachusetts.

On August 17, 2010, Alan R. Kahn filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us, our board of directors, certain executive officers, and Sanofi, or the Kahn Action. The suit alleges that the defendants breached their fiduciary duties in approving a proposed transaction and failing to negotiate in good faith with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) an order enjoining the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize shareholder value, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses.

On September 1, 2010, David Shade filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Shade Action. The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On September 2, 2010, the Louisiana Municipal Police Employees’ Retirement System filed a lawsuit allegedly on behalf of a putative class of shareholders in the Massachusetts Superior Court (Middlesex County) against us and our board of directors, or the Louisiana Action. The suit alleges that the defendants breached their fiduciary duties in rejecting all offers and approaches by Sanofi and refusing to engage in any negotiations with Sanofi. The suit seeks, among other relief, (i) class action status, (ii) a declaration that the defendants breached their fiduciary duties, (iii) compensatory damages and (iv) an award to plaintiffs of the costs of the action, including reasonable attorneys’ fees and expenses and experts’ fees.

On October 5, 2010, plaintiffs and the defendants in the Chester Action, Kahn Action, Shade Action and Louisiana Action filed a joint stipulation with the Business Litigation Session of Suffolk County Superior Court in the Chester Action seeking consolidation of the state cases. On the same day, the Court signed an order approving the consolidation of these cases in In Re Genzyme Corp. Shareholder Litigation. On October 18, 2010, plaintiffs filed a consolidated amended complaint allegedly on behalf of a putative class of shareholders against us and our board of directors, or the Consolidated State Action. The consolidated complaint alleges that the defendants breached their fiduciary duty by failing to properly inform themselves of Sanofi’s offer, by refusing to negotiate in good faith with Sanofi, and by attempting to thwart Sanofi’s proposed tender offer. The suit seeks, among other relief (i) class action status, (ii) a declaration that the defendants have breached their fiduciary duties, (iii) an order requiring the defendants to fully disclose all material information regarding the Schedule 14D-9 filed by us, (iv) compensatory damages and (v) an award to plaintiffs of the costs of the action, including reasonable attorneys’ and experts’ fees and expenses. In November 2010, we filed a motion to dismiss, and the plaintiffs filed an opposition to our motion to dismiss. We filed a reply in December 2010.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The special committee’s investigation has been completed. The Special Committee recommended to our Board of Directors to reject the requests in the demand letters to initiate litigation. Our Board of Directors unanimously adopted the Special Committee’s recommendation in December 2010. Letters were sent to all counsel of the shareholders who had submitted a demand letter informing them of the Board’s action.

Shareholder Derivative Actions

In December 2009, two actions were filed by shareholders derivatively for our benefit in the U.S. District Court for the District of Massachusetts against our board of directors and certain of our executive officers after a ninety day period following their respective demand letters had elapsed, (together, the District Court Actions). In January 2010, a derivative action was filed in Massachusetts Superior Court (Middlesex County) by a shareholder who has not issued a demand letter and in February and March 2010, two additional derivative actions were filed in Massachusetts Superior Court (Suffolk County and Middlesex County, respectively) by two separate shareholders after the lapse of a ninety day period following the shareholders’ respective demand letters (collectively, the State Court Actions).

The derivative actions in general are based on allegations that our board of directors and certain executive officers breached their fiduciary duties by causing us to make purportedly false and misleading or inadequate disclosures of information regarding manufacturing issues, compliance with GMP, ability to meet product demand, expected revenue growth, and approval of Lumizyme. The actions also allege that certain of our directors and executive officers took advantage of their knowledge of material non-public information about us to illegally sell stock they personally held in us. The plaintiffs generally seek, among other things, judgment in favor of us for the amount of damages sustained by us as a result of the alleged breaches of fiduciary duty, disgorgement to us of proceeds that certain of our directors and executive officers received from sales of our stock and all proceeds derived from their service as our directors or executives, and reimbursement of plaintiffs’ costs, including attorneys’ and experts’ fees. The District Court Actions have been consolidated in In Re Genzyme Corp. Derivative Litigation and the plaintiffs have agreed to a joint stipulation staying these cases until our board of directors has had sufficient time to exercise its duties and complete an appropriate investigation, which is ongoing. On July 9, 2010, one of the State Court Actions was dismissed without prejudice for plaintiffs’ failure to serve process on the defendants. The Middlesex Court also ordered transfer and consolidation of the remaining two State Court Actions in the Suffolk Superior Court Business Litigation Session. The court has indicated that discovery in that action also will be stayed for some period pending our board of director’s completion of its ongoing investigation in response to the shareholders demand. As described above, our Board has unanimously adopted the Special Committee’s recommendation to reject the requests in the demand letters to initiate litigation.

On January 31, 2011, we filed motions to dismiss the consolidated District Court Action and the State Court Actions. Plaintiffs in both cases have filed motions seeking discovery in order to respond to the dismissal motions, and we plan to oppose these motions.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Renagel and Renvela Patent Litigation

Beginning in January 2009, we received notices from Lupin Ltd. and Lupin Pharmaceuticals, Inc., or collectively Lupin, and Impax Laboratories, Inc., or Impax, that each had submitted to the FDA ANDAs containing Paragraph IV certifications and that each is seeking approval to market generic versions of Renagel (sevelamer hydrochloride) and Renvela (sevelamer carbonate).

Lupin was at the time seeking to market generic 400mg and 800mg sevelamer hydrochloride tablets and generic 800mg sevelamer carbonate tablets prior to the expiration of all of our Orange Book-listed patents protecting Renagel and Renvela. In March 2009, we filed a complaint against Lupin in the U.S. District Court for the District of Maryland. In the complaint, we alleged that Lupin’s proposed sevelamer hydrochloride products infringe U.S. Patent Nos. 5,496,545, 6,509,013, and 7,014,846, which expire in 2013, and U.S. Patent No. 5,667,775, which expires in September 2014, or the ’775 Patent. In May 2009, we amended the complaint against Lupin to include an allegation that Lupin’s proposed sevelamer hydrochloride products infringe U.S. Patent No. 7,459,151, which also expires in 2013. Lupin filed an answer and counterclaims, alleging that our asserted patents are invalid and/or not infringed by Lupin’s proposed generic sevelamer hydrochloride products and that our unasserted U.S. Patent No. 6,733,780, which expires in 2020, or the ’780 Patent, is not infringed by Lupin’s proposed generic sevelamer hydrochloride products. In August 2009, Lupin’s claim relating to the ’780 Patent was dismissed with prejudice. In May 2009, we filed a complaint against Lupin in the same court alleging that Lupin’s proposed sevelamer carbonate product infringes U.S. Patent Nos. 5,496,545, 6,509,013, 6,858,203, 7,014,846 and 7,459,151, which expire in 2013, and the ’775 Patent. Lupin filed an answer and counterclaims, alleging that our asserted patents are invalid and/or not infringed by Lupin’s proposed generic sevelamer carbonate products. In September 2009, all claims relating to the patents protecting Renagel and Renvela that expire in 2013 were dismissed without prejudice. At this time, Lupin is challenging only the ’775 Patent.

Impax is seeking to market generic 400mg and 800mg sevelamer hydrochloride tablets and generic 800mg sevelamer carbonate tablets after the expiration of the patents protecting Renagel and Renvela that expire in 2013. We filed complaints against Impax in the U.S. District Court for the District of Maryland for patent infringement with respect to Renagel in March 2009 and with respect to Renvela in April 2009. In both complaints, we alleged that Impax’s proposed sevelamer products infringe the ’775 Patent. Impax filed an answer and counterclaims with respect to both suits, alleging that the ’775 Patent and ’780 Patent are invalid and/or not infringed by Impax’s proposed generic sevelamer products. In September 2009, Impax dismissed its claims relating to the ’780 Patent without prejudice. At this time Impax is challenging only the ’775 Patent.

On May 24, 2010 we sued Watson Laboratories Inc., or Watson, in the U.S. District Court for the District of Maryland, alleging patent infringement of the ’775 patent. Watson is seeking to enter the market with a generic version of our 800mg Renvela tablet prior to the expiration of the ’775 patent.

During May and June 2010, we sued Impax, Lupin and Watson in the U.S. District Court for the District of Maryland for patent infringement of the ’775 patent based on their ANDA applications seeking approval of generic versions of our 0.8 g and 2.4 g Renvela® sachet products. In each of these actions, the generic defendant is seeking to enter the market prior to the expiration of the ’775 patent.

In May 2009, we received notice that Sandoz, Inc., or Sandoz, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Sandoz, Inc., is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Maryland alleging that Sandoz’s proposed generic products infringe the ’775 patent. Sandoz filed an answer and counterclaims alleging that the ’775 Patent and the ’780 patent are invalid and/or not infringed by Sandoz’s proposed generic sevelamer hydrochloride products. In the first quarter of 2010, the court granted our motion to dismiss Sandoz’s counterclaims with respect to the ’780 Patent. In June 2010, we brought a separate action

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the same court against Sandoz alleging patent infringement of the ’775 patent in connection with another ANDA application by Sandoz in which they seek to market generic sevelamer carbonate tablets prior to the expiration of the ’775 patent.

In August 2009, we received notice that Endo Pharmaceuticals Inc., or Endo, had amended its ANDA to include a Paragraph IV certification with respect to the ’775 Patent and that Endo is seeking approval to market generic 400mg and 800mg sevelamer hydrochloride tablets after the expiration of the patents protecting Renagel that expire in 2013. In October 2009, we filed a complaint against Endo in the U.S. District Court for the District of Maryland alleging that Endo’s proposed generic products infringe the ’775 Patent. Endo filed an answer and counterclaims, alleging that the ’775 Patent is invalid and/or not infringed by Endo’s proposed generic sevelamer hydrochloride products. At this time Endo is challenging only the ’775 Patent.

Hectorol Patent Litigation

In January 2008, we received notice that Pentech Pharmaceuticals, Inc., or Pentech, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Pentech is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of the following Orange Book-listed patents: U.S. Patent Nos. 6,903,083, which expires in 2021, or the ’083 Patent, 5,602,116, which expires in February 2014, or the ’116 Patent and 5,707,980, which expired in August 2008, or the ’980 Patent. In February 2008, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois. In the complaint, we alleged that Pentech’s proposed injection ampule product infringed both the ’083 and ’116 Patents. We granted Pentech a covenant not to sue on the ’980 Patent in April 2008 and on the ’083 Patent in April 2009. In August 2009, the ’083 Patent was dedicated to the public. We continue to pursue our claims related to the ’116 Patent.

After we filed the lawsuit, Pentech assigned all interest in its ANDA to Cobrek Pharmaceuticals, Inc., or Cobrek. In June 2008, we filed an amended complaint to add Cobrek as a defendant. In September 2009, Pentech and Cobrek amended their pleadings to include a claim for attorneys’ fees. This amendment relates to our assertion of both the ’116 and ’083 Patents. A trial relating to the ’116 Patent was held by the District Court in the Northern District of Illinois during October and November of 2010, and we await a judgment by the court.

In December 2008, we received approval to market a new formulation of Hectorol that could be packaged in a single dose vial. This formulation is additionally protected by U.S. Patent No. 7,148,211, which expires in September 2023, or the ’211 Patent. In November 2009, we received notice that Cobrek submitted to the FDA an amended or supplemental ANDA containing a Paragraph IV certification and that Cobrek is seeking approval to market a generic version of our Hectorol injection vial product prior to the expiration of the Orange Book-listed ’083, ’116, ’980 and ’211 Patents. In January 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging Cobrek’s proposed injection vial product infringes the ’116 and ’211 Patents. Currently, the ’211 Patent is the subject of an inter partes re-examination proceeding before the United States Patent and Trademark Office that was initiated by Cobrek.

In March 2009, we received notice that Eagle Pharmaceuticals, Inc., or Eagle, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Eagle is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of our Orange Book-listed patents protecting the product. In April 2009, we filed a complaint against Eagle in the U.S. District Court for the District of Delaware alleging that Eagle’s proposed product infringes the ’116 Patent. Eagle filed an answer and counterclaims alleging that the ’116 Patent is invalid and/or not infringed and seeking declaratory judgment that the ’083 and ’211 Patents are invalid and/or not infringed by Eagle’s proposed injection ampule product. In November 2009, Eagle’s claims relating to the ’083 and ’211 Patents were dismissed without prejudice.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, we received notice that Sandoz had submitted to the FDA an ANDA containing a Paragraph IV certification and that Sandoz is seeking approval to market a generic version of our Hectorol injection ampule product prior to the expiration of our Orange Book-listed patents protecting the product. In July 2009, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware alleging that Sandoz’s proposed injection ampule product infringes the ’116 Patent. Sandoz filed an answer and counterclaims, alleging the ’980 Patent is expired, unenforceable and not infringed by its proposed products and that the ’116, ’083 and ’211 Patents are invalid and not infringed. We moved for an order dismissing Sandoz’s counterclaims with respect to the ’083, ’211 and ’980 Patents, and Sandoz opposed our motion. The court ultimately denied the motion with respect to the ’083 and ’211 patents and granted the motion to dismiss the ’980 patent. Subsequently the parties agreed to dismiss all claims with respect to the ’211 and ’083 patents and currently only the ’116 patent remains in suit.

In addition, on May 21, 2010, we filed a separate complaint against Sandoz, in the U.S. District Court for the District of Delaware alleging patent infringement of the ’116 and ’211 patents. This action was based on notice provided to us by Sandoz of their ANDA, which seeks to market a generic version of our Hectorol for Injection product, as supplied in amber glass vials, prior to the expiration of the ’116 and ’211 patents.

In June 2009 we also received notice that Roxane Laboratories, Inc., or Roxane, had submitted to the FDA an ANDA containing a Paragraph IV certification and that Roxane is seeking approval to market generic versions of our 0.5 mcg and 2.5 mcg Hectorol capsule products prior to the expiration of our Orange Book-listed patents protecting these products. In July 2009, we filed a complaint against Roxane in the U.S. District Court for the District of Delaware alleging that Roxane’s proposed capsule products infringe the ’116 Patent. Roxane filed an answer, but asserted no counterclaims. On July 23, 2010, we brought a separate patent infringement action in the same court against Roxane alleging infringement of the ’116 patent in response to Roxane’s attempt to produce a generic version of our 1.0 mcg capsule product.

On June 10, 2010 we brought a patent infringement action in the U.S. District Court for the District of Delaware alleging infringement of the ’116 patent and the ’211 patent, against Anchen Pharmaceuticals, Inc., which is seeking to market generic versions of all three strengths (0.5 mcg, 1.0 mcg and 2.5 mcg) of our Hectorol capsule product.

Fabrazyme Patent Litigation

In October 2009, Shelbyzyme LLC filed a complaint against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. patent 7,011,831 by “making, using, selling and promoting a method for the treatment of” Fabry disease. The ’831 patent, which is directed to a method for treating Fabry disease, was issued in March 2006 and expired in March 2009. The plaintiff seeks damages for past infringement, including treble damages for alleged willful infringement and reimbursement of costs, including attorney’s fees.

Other Matters

We are party to a legal action brought by Kayat Trading, Ltd., or Kayat, pending before the District Court in Nicosia, Cyprus. Kayat alleges that we breached a 1996 distribution agreement under which we granted Kayat the right to distribute melatonin tablets in the Ukraine, primarily by not providing products or by providing non-conforming products. Kayat further claims that due to the alleged breach, it suffered lost profits that Kayat claims it would have received under agreements it alleges it had entered into with subdistributors. Kayat also alleges common law fraud and violations of Mass. Gen. L. c. 93A and the Racketeer Influenced and Corrupt Organizations Act. Kayat filed its suit on August 8, 2002 and a trial began in Cyprus in December 2009. Kayat seeks damages for its legal claims and for expenses it claims it has incurred, including legal fees and advertising, promotion and other out-of-pocket expenses.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also are subject to other legal proceedings and claims arising in connection with our business. Although we cannot predict the outcome of these proceedings and claims, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our consolidated financial position or results of operations.

NOTE P.	INCOME TAXES

Our income (loss) before income taxes and the related income tax provisions are as follows (amounts in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
Domestic	$31,734	$238,915	$671,843
Foreign	(24,421)	310,782	(37,173)

Total	$7,313	$549,697	$634,670

Currently payable:
Federal	$(24,443)	$136,401	$349,589
State	7,917	14,614	26,192
Foreign	74,065	64,064	29,154

Total	$57,539	$215,079	$404,935

Deferred:
Federal	(41,261)	(107,866)	(150,241)
State	(5,821)	(22,874)	(13,471)
Foreign	(35,207)	38,427	(33,658)

Total	$(82,289)	$(92,313)	$(197,370)

Provision for income taxes	$(24,750)	$122,766	$207,565

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provisions for income taxes were at rates other than the U.S. federal statutory tax rate for the following reasons:

	For The Years Ended December 31,
	2010	2009	2008

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Domestic manufacturing benefits	(53.4)%	(4.3)%	(2.1)%
Enhanced Charitable Deduction	(84.2)%	(0.6)%	(0.8)%
Audit settlement	(207.5)%	(1.4)%	(1.3)%
Stock Compensation	174.9%	1.9%	1.4%
Tax credits	(346.1)%	(5.4)%	(3.9)%
Foreign rate differential	139.3%	(3.0)%	1.5%
State Income Taxes	(52.8)%	(0.8)%	1.5%
Lobbying, Meals & Entertainment	40.4%	0.7%	0.6%
Nondeductible Compensation	24.0%	0.1%	0.2%
Interest Payment (Refund)	(11.0)%	0.1%	0.1%
Other	3.0%	—%	0.5%

Effective tax rate	(338.4)%	22.3%	32.7%

Our effective tax rate for 2010 was impacted by:

•	non-deductible stock-based compensation expenses totaling $37.6 million;

•	the tax benefits related to tax credits of $25.3 million; and

•	domestic manufacturing benefits of $3.9 million; and

•	$15.2 million of tax benefits recorded to our income tax provision reflecting the resolution of various issues related to the settlement of IRS audits for the tax years 2006 to 2007. In conjunction with those settlements, we reduced our tax reserves by $16.6 million and recorded current tax payable for the remaining portion of the settlement amounts.

Our effective tax rate for 2009 was impacted by:

•	non-deductible stock-based compensation expenses totaling $34.2 million;

•	the tax benefits related to tax credits of $29.9 million; and

•	domestic manufacturing benefits of $23.7 million;

Our effective tax rate for 2008 was impacted by:

•	non-deductible stock-based compensation expenses totaling $25.0 million in 2008;

•	the tax benefit related to tax credits of $24.5 million;

•	domestic manufacturing benefits of $13.1 million; and

•	$5.1 million of tax benefits recorded to our income tax provision reflecting the resolution of various issues related to the settlement of IRS audits for the tax years 2004 to 2005. In conjunction with those settlements, we reduced our tax reserves by $4.9 million and recorded current and deferred tax benefits for the remaining portion of the settlement amounts.

In addition, our overall tax rate has changed significantly due to fluctuations in our income from continuing operations before taxes, which was $7.3 million in 2010, $549.7 million in 2009, and $634.7 million in 2008.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

As of December 31, 2010, we had $30.5 million of total gross unrecognized tax benefits, of which approximately $24.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance as of December 31, 2007	$41,823
Additions to tax provisions related to the current year	8,445
Additions to tax provisions related to the prior years	10,029
Reduction for tax provisions of prior years	(8,232)

Balance as of December 31, 2008	52,065
Additions to tax provisions related to the current year	6,501
Additions to tax provisions related to the prior years	3,403
Reduction for tax provisions of prior years	(22,139)

Balance as of December 31, 2009	39,830
Additions to tax provisions related to the current year	3,237
Additions to tax provisions related to prior years	4,241
Reduction for tax provisions of prior years	(16,814)

Balance as of December 31, 2010	$30,494

We continue to recognize interest and penalties related to unrecognized tax benefits, which are not significant, within our provision for income taxes.

The components of net deferred tax assets (liabilities) are described in the following table (amounts in thousands):

	For The Years Ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$987	$1,649
Tax credits	34,294	22,163
Inventory	101,239	85,511
Depreciable assets	8,645	8,433
Stock-based compensation	173,360	183,395
Intangible amortization	110,326	133,172
Realized and unrealized capital losses	32,737	531
Reserves, accruals and other	128,893	120,388

Total deferred tax assets	590,481	555,242
Deferred tax liabilities:
Realized and unrealized capital gains	—	—

Net deferred tax assets	$590,481	$555,242

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our ability to realize the benefit of the net deferred tax assets is dependent on our generating sufficient taxable income. While it is not assured, we believe that it is more likely than not that we will be able to realize all of our net deferred tax assets. The amount we can realize, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2010, we had for U.S. income tax purposes, no significant net operating loss carryforwards and tax credit carryforwards of $48.1 million, primarily for state income tax purposes. The tax credits begin expiring after 2022.

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

NOTE Q.	BENEFIT PLANS

Defined Contribution Plans

We have two defined contribution plans:

•	the Genzyme Corporation 401(k) Plan, which we refer to as the 401(k) Plan; and

•	the Biomatrix, Inc. Retirement Plan, which we refer to as the Biomatrix Plan.

The 401(k) Plan was established effective January 1, 1988 to provide a long-range program of systematic savings for eligible employees. Employees of Genzyme Corporation as well as our wholly-owned subsidiaries in the United States are eligible to participate in the 401(k) Plan. For 2010, eligible employees could elect, through salary reduction agreements, to have up to 60% or a maximum of $16,500 of their eligible compensation contributed on a pre-tax basis to the 401(k) Plan. We made bi-weekly matching contributions to the 401(k) Plan equal to 100% of the first 6% of the 401(k) Plan participant’s eligible earnings that are contributed as pre-tax contributions.

SG&A includes the following charges related to the 401(k) Plan, representing our matching contributions incurred in each year:

•	$38.7 million in 2010;

•	$33.8 million in 2009; and

•	$33.6 million in 2008.

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

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status and the amounts recognized for our defined benefit pension plans outside the United States (amounts in thousands):

	December 31,
	2010	2009

Change in benefit obligation:
Projected benefit obligation, beginning of year	$108,360	$65,322
Service cost	8,535	4,471
Interest cost	6,026	4,642
Plan participants’ contributions	2,302	2,024
Actuarial loss	7,502	24,687
Foreign currency exchange rate changes	(5,740)	8,658
Benefits paid	(1,759)	(1,444)

Projected benefit obligation, end of year	$125,226	$108,360

Change in plan assets:
Fair value of plan assets, beginning of year	$65,111	$43,755
Return on plan assets	8,196	10,145
Employer contribution	9,642	4,380
Plan participants’ contributions	2,302	2,024
Foreign currency exchange rate changes	(3,297)	6,053
Benefits paid	(1,569)	(1,246)

Fair value of plan assets, end of year	$80,385	$65,111

Funded status at end of year	$(44,841)	$(43,249)

Amounts recognized in our consolidated balance sheets consist of (amounts in thousands):

	December 31,
	2010	2009

Accrued expenses	$(2,018)	$(1,973)
Other noncurrent liabilities	(42,823)	(41,276)

Net amount recognized	$(44,841)	$(43,249)

The amounts recognized in accumulated other comprehensive income for our U.K. Pension Plan were (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net actuarial losses	$35,838	$34,076	$20,631
Net prior service costs	—	—	—

The amounts recognized or not yet recognized in accumulated other comprehensive income (loss) by our other pension plans were not significant for the years ended December 31, 2010, 2009 or 2008. The estimated amounts that will be amortized from accumulated other comprehensive income (loss) at December 31, 2010 into net pre-tax periodic pension costs in 2011 are also not significant.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used in determining related obligations of pension benefit plans are shown below:

	December 31,
	2010	2009

Weighted average assumptions:
Discount rate	5.39%	5.67%
Rate of compensation increase	4.35%	4.62%

For the year ended December 31, 2010, the discount rate used to determine the benefit obligations for our plans was based on highly rated long-term bond indices and yield curves that match the duration of each plan’s benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from reputable rating agencies. The discount rate represents the average of the discount rates for each plan weighted by plan liabilities as of December 31, 2010. The discount rate reflects the rate at which the pension benefits could be effectively settled.

The weighted average assumptions used to determine the net pension expense are shown below:

	December 31,
	2010	2009	2008

Weighted average assumptions:
Discount rate	5.68%	6.43%	5.78%
Rate of return on assets	7.77%	7.64%	7.61%
Rate of compensation increase	4.65%	4.15%	4.81%

The components of net pension expense are as follows (amounts in thousands):

	December 31,
	2010	2009	2008

Service cost	$8,535	$4,471	$6,313
Interest cost	6,026	4,642	5,468
Expected return on plan assets	(5,359)	(4,034)	(5,607)
Amortization and deferral of actuarial gain	1,805	761	827

Net pension expense	$11,007	$5,840	$7,001

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows (amounts in thousands):

	December 31,
	2010	2009

Projected benefit obligation	$125,226	$108,360
Accumulated benefit obligation	112,000	99,079
Fair value of plan assets	80,385	65,111

At December 31, 2010 and 2009, plan assets for our foreign defined pension benefit plans consist primarily of the assets of our U.K. Pension Plan. All of the U.K. Pension Plan assets are invested in six mutual funds, which are designated as Level 1 investments as of December 31, 2010. Defined pension benefit plan assets for our other foreign subsidiaries as of December 31, 2010 and 2009 were not significant.

The investment objective of our U.K. Pension Plan is to maximize the overall return from investment income and capital appreciation without resorting to a high risk investment strategy. The plan has no employer-related investments. Our U.K. Pension Plan retains professional investment managers that invest plan

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets primarily in equity securities, bonds, property, and cash and other investments, which is consistent with the plan’s liability profile.

The U.K. Pension Plan’s benchmark allocation strategy is 55% U.K. equities, 20% overseas equities, 15% bonds and 10% real estate.

The actual weighted average asset allocations for our U.K. Pension Plan are as follows:

	December 31,
	2010	2009

U.K. equity securities	49%	56%
Other overseas equity securities	27%	21%
Bonds	14%	9%
Real estate	10%	8%
Other	—%	6%

Total	100%	100%

The assumption made for the expected return on assets is based on the benchmark allocation strategy for our U.K. Pension Plan. Returns for individual asset categories are derived from market yields at the effective date, together with, in the case of equity-type assets, allowance for the additional future return expected from such assets compared to fixed interest investments.

Contributions

We expect to contribute approximately $10 million to our U.K. Pension Plan in 2011.

Estimated Future Benefit Payments

We expect to pay the following benefit payments for our defined pension benefit plans outside the United States, which reflect expected future service, as appropriate (amounts in thousands):

Estimated
Future Benefit
Payments

2011	$2,053
2012	2,155
2013	2,378
2014	2,831
2015	3,191
2016 - 2020	21,210

Total	$33,818

NOTE R.	SEGMENT INFORMATION

We present segment information in a manner consistent with the method we use to report this information to our management. We changed our segment reporting structure to better reflect the way we manage and measure the performance of our businesses. Under the new reporting structure, we are organized into five reporting segments as described above in Note A., “Summary of Significant Accounting Policies — Description of Business,” to these consolidated financial statements. We have revised our 2009 and 2008 segment disclosures to conform to our 2010 presentation.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have provided information concerning the operations of these reportable segments in the following tables (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Personalized Genetic Health(1)	$1,652,785	$1,849,608	$2,296,137
Renal and Endocrinology	1,070,110	1,008,352	954,420
Biosurgery	628,750	561,816	491,100
Hematology and Oncology(2)	678,774	512,919	309,538
Multiple Sclerosis(2)	—	12,467	21,709
Other(3)	15,492	30,127	53,260
Corporate	2,797	1,999	1,261

Total	$4,048,708	$3,977,288	$4,127,425

Depreciation and amortization expense:
Personalized Genetic Health	$37,368	$31,363	$25,346
Renal and Endocrinology	112,243	106,737	98,556
Biosurgery	108,289	97,441	84,565
Hematology and Oncology(2)	109,910	102,454	70,109
Multiple Sclerosis	—	2,207	592
Other(3)	2,396	1,978	1,541
Corporate	97,747	81,124	64,028

Total	$467,953	$423,304	$344,737

Equity in income (loss) of equity method investments:
Personalized Genetic Health	$(3,004)	$—	$185
Renal and Endocrinology	—	—	—
Biosurgery	—	—	—
Hematology and Oncology	—	—	—
Multiple Sclerosis	—	—	—
Other	—	—	—
Corporate	—	—	16

Total	$(3,004)	$—	$201

Income (loss) before income taxes:
Personalized Genetic Health(1)(4)(5)	$398,293	$904,437	$1,080,462
Renal and Endocrinology(5)	528,286	453,322	261,992
Biosurgery	188,517	149,062	99,553
Hematology and Oncology(2)	75,989	(80,928)	(90,855)
Multiple Sclerosis(2)	(222,737)	(101,295)	(48,690)
Other(3)	(37,691)	(912)	9,825
Corporate(6)	(923,344)	(773,989)	(677,617)

Total	$7,313	$549,697	$634,670

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the impact of:

•	increased shipments of Cerezyme for the second half of 2010; and

•	supply constraints for Cerezyme and Fabrazyme in 2010 and 2009 due to the temporary interruptions of production at our Allston facility.

(2)	On May 29, 2009, we acquired the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer. As of that date, we ceased recognizing research and development revenue for Bayer’s reimbursement of a portion of the development costs for alemtuzumab for MS. The fair value of the research and development costs for alemtuzumab for MS that will be reimbursed by Bayer is accounted for as an offset to the contingent consideration obligations for alemtuzumab for MS.

Income (loss) before income taxes for our HemOnc and Multiple Sclerosis reporting segments includes the following contingent consideration expenses (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Contingent consideration expenses:
Hematology and Oncology	$(835)	$31,520	$—
Multiple Sclerosis	103,581	34,064	—

Total contingent consideration expenses	$102,746	$65,584	$—

In addition, income (loss) before income taxes for our Multiple Sclerosis reporting segment includes a gain on acquisition of business of $24.2 million for 2009 for which there were no comparable amounts in 2010. The fair value of the identifiable assets acquired of $1.03 billion exceeded the fair value of the purchase price for the transaction of $1.01 billion.

(3)	Excludes the results for our genetic testing and diagnostic products businesses which have met the criteria for discontinued operations and, accordingly, are included in discontinued operations for all periods presented.

(4)	Includes:

•	a charge of $175.0 million recorded to SG&A in 2010 for the upfront disgorgement of past profits provided for in the consent decree we entered into with the FDA. For more information about the consent decree, see Note O., “Commitments and Contingencies,” to these consolidated financial statements; and

•	a charge of $100.0 million recorded in July 2008 as a nonrefundable upfront license fee payment to PTC related to our collaboration agreement to develop and commercialize ataluren for the treatment of genetic diseases caused by nonsense mutations, including DMD, DF and hemophilia.

(5)	Includes:

•	charges of $130.0 million recorded in October 2008 for amounts accrued or paid to Osiris for nonrefundable upfront license fees related to our collaboration to develop and commercialize Prochymal and Chondrogen; and

•	a charge of $175.0 million recorded in June 2008 and a charge of $69.9 million recorded in February 2008 as license fee payments to Isis for exclusive, worldwide rights to mipomersen.

(6)	Loss before income taxes for Corporate includes our corporate, general and administrative and corporate science activities, all of the stock-based compensation expenses, as well as net gains on investments in equity securities, interest income, interest expense and other income and expense items that we do not specifically allocate to a particular reporting segment.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets

We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Segment Assets(1):
Personalized Genetic Health(2)(3)	$2,007,721	$1,967,991	$1,855,634
Renal and Endocrinology	1,284,011	1,283,731	1,381,100
Biosurgery	475,948	509,064	497,813
Hematology and Oncology(4)	1,371,911	1,406,684	1,022,272
Multiple Sclerosis(4)	950,998	956,448	324,111
Other	169,526	462,978	410,388
Corporate(5)	4,653,739	3,473,828	3,179,958

Total	$10,913,854	$10,060,724	$8,671,276

(1)	Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill. Assets for Other as of December 31, 2009 and 2008 includes the assets of our genetics testing, diagnostic products and pharmaceutical intermediates businesses. In November 2010, we completed the sale of our genetic testing business to LabCorp. Assets for Other as of December 31, 2010 includes the assets of our diagnostic products and pharmaceutical intermediates businesses, all of which have met the held for sale criteria. As a result, we now report the assets for these businesses under the captions “assets held for sale” and “assets held for sale — noncurrent” in our consolidated balance sheet as of December 31, 2010.

(2)	Effective January 1, 2008, in connection with the restructuring of BioMarin/Genzyme LLC, we licensed certain rights to commercialize Aldurazyme from the joint venture, and began consolidating the results of the joint venture at fair value. As of December 31, 2009, other intangible assets, net includes $240.2 million for the fair value of the joint venture’s manufacturing and commercialization rights to Aldurazyme, offset by $(24.0) million of related amortization. Other noncurrent liabilities as of December 31, 2009, includes $216.2 million of additional net liabilities related to the fair value of these rights. Effective January 1, 2010, under new guidance we adopted for consolidating variable interest entities, we no longer consolidate the results of this joint venture and no longer include this gross technology asset and the related accumulated amortization or a related other noncurrent liability in our consolidated balance sheet.

(3)	As of December 31, 2010, reflects the re-allocation of plant and equipment (and associated accumulated depreciation) from Corporate to PGH based on changes in how we review our business.

(4)	In May 2009, we acquired the worldwide rights to the oncology products Campath, Fludara and Leukine and alemtuzumab for MS from Bayer for $42.4 million of cash, net of refundable deposits, and $964.1 million of contingent consideration obligations. Total assets for the acquisition as of May 29, 2009, the date of acquisition, include (amounts in millions):

	Hematology
	and	Multiple
	Oncology	Sclerosis	Amount

Inventory	$136.4	$—	$136.4
Developed technology	261.4	—	261.4
IPR&D	—	632.9	632.9

Total	$397.8	$632.9	$1,030.7

(5)	Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments in debt

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, net property, plant and equipment and deferred tax assets. Segment assets for Corporate consist of the following (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Cash, cash equivalents, short- and long-term investments in debt securities	$1,950,022	$1,049,700	$973,691
Deferred tax assets, net	590,481	555,242	457,342
Property, plant & equipment, net	1,632,191	1,344,664	1,216,225
Investments in equity securities	64,341	74,438	83,325
Other	416,704	449,784	449,375

Total	$4,653,739	$3,473,828	$3,179,958

Geographic Information

We operate in the healthcare industry and we manufacture and market our products primarily in the United States and Europe. Our principal manufacturing facilities are located in the United States, England, Republic of Ireland, France and Belgium. The following tables contain certain financial information by geographic area (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
United States	$2,008,295	$1,907,563	$1,853,475
Europe	1,229,722	1,335,975	1,534,065
Other	810,691	733,750	739,885

Total	$4,048,708	$3,977,288	$4,127,425

	For the Years Ended December 31,
	2010	2009	2008

Long-lived assets:
United States	$1,736,468	$1,646,588	$1,374,708
Europe	1,333,704	1,350,139	1,099,916
Other	47,896	23,928	11,429

Total	$3,118,068	$3,020,655	$2,486,053

Our results of operations are dependent on sales of Cerezyme. Sales of this product represented 18% of our total revenue in 2010, 20% of our total revenue in 2009 and 30% of our total revenue in 2008. We manufacture Cerezyme at our Allston facility and perform fill-finish activities at our facility in Waterford, Ireland. We sell this product directly to physicians, hospitals and treatment centers as well as through unaffiliated distributors. Distributor sales of Cerezyme represented 12% of Cerezyme revenue in 2010, 15% in 2009 and 15% in 2008. We believe that our credit risk associated with trade receivables is mitigated as a result of the fact that this product is sold to a large number of customers over a broad geographic area.

Sales of Renagel/Renvela, including sales of bulk sevelamer, represented 17% of our total revenue in 2010, 18% of our total revenue in 2009 and 16% of total revenue in 2008. A substantial portion of the sales of Renagel/Renvela are to wholesale distributors.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE S.	QUARTERLY RESULTS (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2010	2010	2010	2010
	(Amounts in thousands, except per share amounts)

Total revenues	$941,891	$953,164	$1,001,800	$1,151,853
Gross profit(1)	680,866	665,127	691,883	815,822
Income (loss) from continuing operations, net of tax	(111,722)	(1,302)	74,080	71,007
Income (loss) from discontinued operations, net of tax(2)	(3,226)	(2,471)	(5,126)	400,904
Net income (loss)(3)	$(114,948)	$(3,773)	$68,954	$471,911
Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.42)	$(0.00)	$0.29	$0.27
Income (loss) from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.02)	$1.55
Net income (loss)	$(0.43)	$(0.01)	$0.27	$1.82
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.42)	$(0.00)	$0.28	$0.26
Income (loss) from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.02)	$1.49
Net income (loss)	$(0.43)	$(0.01)	$0.26	$1.76

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009	2009	2009	2009
	(Amounts in thousands, except per share amounts)

Total revenues	$1,019,677	$1,095,555	$923,766	$938,290
Gross profit(4)	789,291	814,092	642,493	640,723
Income from continuing operations, net of tax	206,219	185,563	13,632	21,517
Income (loss) from discontinued operations, net of tax(2)	(10,733)	2,011	2,363	1,728
Net income(5)	195,486	187,574	15,995	23,245
Basic income (loss) per share:
Income from continuing operations, net of tax	$0.76	$0.69	$0.05	$0.08
Income (loss) from discontinued operations, net of tax	$(0.04)	$0.00	$0.01	$0.01
Net income	$0.72	$0.69	$0.06	$0.09
Diluted income (loss) per share:
Income from continuing operations, net of tax	$0.74	$0.68	$0.05	$0.08
Income (loss) from discontinued operations, net of tax	$(0.04)	$0.00	$0.01	$0.01
Net income	$0.70	$0.68	$0.06	$0.09

(1)	Includes:

•	Charges associated with remediation costs at our Haverhill, England manufacturing facility consisted of a $7.5 million charge, which is net of $3.0 million of insurance reimbursements for the first quarter 2010; a $6.1 million charge, which is net of $2.4 million of insurance reimbursements for the second

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2010; a $9.1 million charge for the third quarter of 2010; and a $(0.7) million credit, which is net of $4.5 million of insurance reimbursements for the fourth quarter of 2010.

•	a $3.3 million charge for the first quarter and a $22.4 million charge for the second quarter of 2010 related to inventory write-offs, primarily due to interruptions in operations at our Allston facility and a $5.6 million charge in the third quarter of 2010 for manufacturing-related costs associated with various inventory write offs.

(2)	In May 2010, we announced our plan to pursue strategic alternatives for our genetic testing, diagnostic products and pharmaceutical intermediates businesses. As of September 1, 2010, the applicable assets and liabilities of all three businesses have been classified as held for sale in the accompanying consolidated balance sheets for 2010 and depreciation and amortization of the applicable assets ceased as of such date. In addition, as no significant involvement or continuing cash flows are expected from, or to be provided to, the genetic testing and diagnostic products businesses following the consummation of a sale transaction, both businesses have been reported as discontinued operations in our consolidated statements of operations.

For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations.

(3)	Includes:

•	for the first quarter of 2010, an $175.0 million charge for the up-front disgorgement of past profits as a result of the consent decree received from the FDA in March 2010;

•	for the second quarter of 2010, a $32.3 million charge recorded in June 2010 as an impairment of the carrying value of our investment in Isis common stock. We determined that the decline in value of our investment in Isis common stock to be other than temporary; and

•	for the fourth quarter of 2010, $28.3 million of restructuring charges and $4.3 million of additional charges related to exit activities, $26.9 million in charges related to the impairment of certain assets of our pharmaceutical intermediates business and a $4.7 million charge recorded in December 2010 as an impairment of the carrying value of our investment in Dyax common stock. We determined that the decline in value of our investment in Dyax common stock to be other than temporary.

(4)	Includes:

•	for the first quarter of 2009, a $9.2 million charge for the write off of Myozyme inventory costs related to incomplete production runs at our Belgium facility;

•	for the second quarter of 2009, a $24.1 million charge for the initial costs related to the remediation of our Allston facility and the write off of the Cerezyme work-in-process material;

•	for the third quarter of 2009, a $23.7 million charge for costs related to the remediation of our Allston facility; and

•	for the fourth quarter of 2009, a $20.9 million charge for manufacturing-related costs, including $10.1 million related to the remediation of our Allston facility and approximately $11 million of other manufacturing-related charges.

(5)	Includes:

•	for the first quarter of 2009, an $18.2 million charge for the acquisition of intellectual property from EXACT Sciences;

•	for the second quarter of 2009, a $24.2 million gain on acquisition of business related to our acquisition from Bayer; and

•	for the third quarter of 2009, a $7.0 million charge for the acquisition of intellectual property from Targeted Genetics.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE T.	VALUATION AND QUALIFYING ACCOUNTS

The following table provides information about our valuation and qualifying accounts for the years ended December 31, 2010, 2009 and 2008:

		Additions
	Balance at	Charged	Charged		Balance at
	Beginning	to Costs	to Other		End of
Description	of Period	and Expenses	Accounts	Deductions	Period

Year ended December 31, 2010:
Accounts receivable allowance	$69,894,000	$7,290,000	$88,032,000	$92,105,000	$73,111,000
Rebates	$134,002,000	$—	$320,444,000	$268,472,000	$185,974,000
Year ended December 31, 2009:
Accounts receivable allowances	$40,375,000	$18,705,000	$58,152,000	$47,338,000	$69,894,000
Rebates	$132,905,000	$—	$235,671,000	$234,574,000	$134,002,000
Year ended December 31, 2008:
Accounts receivable allowances	$40,287,000	$12,933,000	$14,071,000	$26,916,000	$40,375,000
Rebates	$90,437,000	$—	$203,333,000	$160,865,000	$132,905,000

NOTE U.	SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 2015 and 2020 Senior Notes (see Note M. “Long-Term Debt and Leases” to these consolidated financial statements) are guaranteed by two of our wholly-owned subsidiaries, Genzyme Therapeutic Products Limited Partnership and Genzyme Europe B.V. (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Genzyme Corporation (Parent), our Guarantor Subsidiaries (which are 100% owned by the Parent) and our Non-Guarantor Subsidiaries.

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statements of Operations for the Year Ended December 31, 2010

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Revenues:
Net product sales	$2,279,557	$1,212,619	$507,769	$—	$3,999,945
Net service sales	37,669	3,811	3,813	—	45,293
Research and development revenue	2,666	—	804	—	3,470

Total revenues	2,319,892	1,216,430	512,386	—	4,048,708

Operating costs and expenses:
Cost of products sold	740,183	858,384	(444,878)	—	1,153,689
Cost of services sold	29,619	4,174	4,058	—	37,851
Selling, general and administrative	1,005,304	333,134	215,483	—	1,553,921
Research and development	572,201	196,976	78,107	—	847,284
Amortization of intangibles	202,514	1,680	58,060	—	262,254
Restructuring charges	18,140	8,971	1,149	—	28,260
Contingent consideration expense	(69,080)	—	171,826	—	102,746
Charge for impaired assets	1,288	—	25,585	—	26,873

Total operating costs and expenses	2,500,169	1,403,319	109,390	—	4,012,878

Operating income (loss)	(180,277)	(186,889)	402,996	—	35,830

Other income (expenses):
Equity in loss of equity method investments	(3,004)	—	—	—	(3,004)
Losses on investments in equity securities, net	(30,334)	—	—	—	(30,334)
Gain on acquisition of business	40,034	—	(40,034)	—	—
Other	(3,945)	791	3,619	—	465
Inter-subsidiary income (expense)	(97,222)	557,003	(459,781)	—	—
Investment income	1,007	8,620	1,755	—	11,382
Investment expense	(14,982)	(301)	8,257		(7,026)

Total other income (expenses)	(108,446)	566,113	(486,184)	—	(28,517)

Income (loss) from continuing operations before income taxes	(288,723)	379,224	(83,188)	—	7,313
Benefit from (provision for) income taxes	129,462	(107,770)	3,058	—	24,750

Income (loss) from continuing operations, net of tax	(159,261)	271,454	(80,130)	—	32,063
Loss from discontinued operations, net of tax	388,766	(21)	1,336	—	390,081
Income from subsidiaries	192,639	—	—	(192,639)	—

Net income (loss)	$422,144	$271,433	$(78,794)	$(192,639)	$422,144

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GENZYME CORPORATION AND SUBSIDIARIES
Consolidating Statements of Operations for the Year Ended December 31, 2009

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Revenues:
Net product sales	$2,149,061	$1,272,757	$488,311	$—	$3,910,129
Net service sales	39,388	4,167	3,262	—	46,817
Research and development revenue	19,636	—	706	—	20,342

Total revenues	2,208,085	1,276,924	492,279	—	3,977,288

Operating costs and expenses:
Cost of products sold	604,484	847,321	(411,594)	—	1,040,211
Cost of services sold	21,055	4,469	4,612	—	30,136
Selling, general and administrative	770,682	323,684	150,032	—	1,244,398
Research and development	558,533	206,854	68,466	—	833,853
Amortization of intangibles	198,984	1,788	52,735	—	253,507
Contingent consideration expense	67,255	—	(1,671)	—	65,584

Total operating costs and expenses	2,220,993	1,384,116	(137,420)	—	3,467,689

Operating income (loss)	(12,908)	(107,192)	629,699	—	509,599

Other income (expenses):
Losses on investments in equity securities, net	(56)	—	—	—	(56)
Gain on acquisition of business	4,574	—	19,585	—	24,159
Other	1,221	(114)	(2,754)	—	(1,647)
Inter-subsidiary income (expense)	(146,572)	595,786	(449,214)	—	—
Investment income	2,688	13,949	1,005	—	17,642
Investment expense	(8,519)	(245)	8,764	—	—

Total other income (expenses)	(146,664)	609,376	(422,614)	—	40,098

Income (loss) from continuing operations before income taxes	(159,572)	502,184	207,085	—	549,697
Benefit from (provision for) income taxes	80,447	(151,550)	(51,663)	—	(122,766)

Income (loss) from continuing operations, net of tax	(79,125)	350,634	155,422	—	426,931
Loss from discontinued operations, net of tax	(14,220)	(14)	9,603	—	(4,631)
Income From Subsidiaries	515,645	—	—	(515,645)	—

Net income (loss)	$422,300	$350,620	$165,025	$(515,645)	$422,300

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GENZYME CORPORATION AND SUBSIDIARIES
Consolidating Statements of Operations for the Year Ended December 31, 2008

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Revenues:
Net product sales	$2,111,663	$1,466,826	$461,485	$—	$4,039,974
Net service sales	35,729	5,748	3,933	—	45,410
Research and development revenue	40,181	—	1,860	—	42,041

Total revenues	2,187,573	1,472,574	467,278	—	4,127,425

Operating costs and expenses:
Cost of products sold	538,376	741,076	(453,520)	—	825,932
Cost of services sold	18,732	5,533	4,917	—	29,182
Selling, general and administrative	701,733	314,143	156,824	—	1,172,700
Research and development	740,631	235,494	318,286	—	1,294,411
Amortization of intangibles	183,901	3,831	24,820	—	212,552
Contingent consideration expense	1,049	987	—	—	2,036

Total operating costs and expenses	2,184,422	1,301,064	51,327	—	3,536,813

Operating income (loss)	(3,151)	171,510	415,951	—	590,612

Other income (expenses):
Equity in loss of equity method investments	201	—	—	—	201
Gains on investments in equity securities, net	2,160	—	(5,500)	—	(3,340)
Other	1,867	47	(1,628)	—	286
Inter-subsidiary income (expense)	(56,092)	614,433	(558,341)	—	—
Investment income	10,597	35,612	5,120	—	51,329
Interest expense	(17,924)	(353)	13,859	—	(4,418)

Total other income (expenses)	(59,191)	649,739	(546,490)	—	44,058

Income (loss) from continuing operations before income taxes	(56,040)	821,249	(130,539)	—	634,670
Benefit from (provision for) income taxes	41,735	(281,851)	32,551	—	(207,565)

Income (loss) from continuing operations, net of tax	(14,305)	539,398	(97,988)	—	427,105
Loss from discontinued operations, net of tax	(11,237)	13	5,200	—	(6,024)
Income From Subsidiaries	446,623	—	—	(446,623)	—

Net income (loss)	$421,081	$539,411	$(92,788)	$(446,623)	$421,081

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheets as of December 31, 2010

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,004,862	$154,966	$171,284	$—	$1,331,112
Short-term investments	32,333	115,009	—	—	147,342
Accounts receivable, net	480,090	447,489	162,109	—	1,089,688
Inventories	189,004	125,579	272,357	—	586,940
Assets held for sale	35,792	48	41,850	—	77,690
Other current assets	63,585	124,781	58,966	—	247,332
Intercompany accounts and notes receivable	133,276	836,269	(323,265)	(646,280)	—
Deferred tax assets	206,605	3,495	10,754	—	220,854

Total current assets	2,145,547	1,807,636	394,055	(646,280)	3,700,958
Property, plant and equipment, net	1,425,041	222,059	1,278,484	—	2,925,584
Long-term investments	274,262	197,306	—	—	471,568
Intercompany notes receivable				—
Goodwill	1,271,119	5,982	83,877	—	1,360,978
Other intangible assets, net	1,209,716	5,531	585,572	—	1,800,819
Deferred tax assets — noncurrent	320,540	1,150	47,937	—	369,627
Investment in equity securities	64,341	—	—	—	64,341
Investment in subsidiaries	3,173,829	153,201	(130,131)	(3,196,899)	—
Assets held for sale — noncurrent	32,885	—	58,951	—	91,836
Other noncurrent assets	65,055	55,248	7,840	—	128,143
	50,761	—	—	(50,761)	—

Total assets	$10,033,096	$2,448,113	$2,326,585	$(3,893,940)	$10,913,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,195	$13,255	$71,877	$—	$132,327
Accrued expenses	524,375	218,062	96,544	—	838,981
Income Taxes Payable	93,555	5,036	19,497	—	118,088
Intercompany accounts and notes payable	326,293	527,287	(207,300)	(646,280)	—
Deferred revenue	14,712	12,850	1,987	—	29,549
Current portion of contingent consideration obligations	75,835	—	82,233	—	158,068
Current portion of long-term debt and capital lease obligations	7,518	(1)	67	—	7,584
Liabilities held for sale	14,051	179	7,138	—	21,368

Total current liabilities	1,103,534	776,668	72,043	(646,280)	1,305,965
Long-term debt and capital lease obligations	1,098,944	—	12	—	1,098,956
Long-term debt intercompany				—
Deferred revenue — noncurrent	30,833	1	26	—	30,860
Long-term contingent consideration obligations	337,253	—	466,000	—	803,253
Long term Intercompany Notes Payable	(144,466)	353,690	(158,463)	(50,761)	—
Other noncurrent liabilities	20,025	29,215	38,607	—	87,847

Total liabilities	2,446,123	1,159,574	418,225	(697,041)	3,326,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	2,601	—	—	—	2,601
Additional paid-in capital	5,307,059	—	—	—	5,307,059
Accumulated earnings	2,092,240	—	—	—	2,092,240
Accumulated other comprehensive income	185,073				185,073

Total stockholders’ equity	7,586,973	—	—	—	7,586,973

Subsidiary equity	—	1,288,539	1,908,360	(3,196,899)	—

Total liabilities and stockholders’ equity	$10,033,096	$2,448,113	$2,326,585	$(3,893,940)	$10,913,854

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GENZYME CORPORATION AND SUBSIDIARIES
Consolidating Balance Sheets as of December 31, 2009

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$358,760	$166,135	$217,351	$—	$742,246
Short-term investments	11,649	151,981	—	—	163,630
Accounts receivable, net	403,977	403,053	92,701	—	899,731
Inventories	248,988	106,179	252,855	—	608,022
Other current assets	116,867	27,492	66,388	—	210,747
Intercompany accounts and notes receivable	1,334	1,173,881	(104,142)	(1,071,073)	—
Deferred tax assets	169,615	6,814	1,998	—	178,427

Total current assets	1,311,190	2,035,535	527,151	(1,071,073)	2,802,803
Property, plant and equipment, net	1,285,136	209,751	1,314,462	—	2,809,349
Long-term investments	11,668	132,156	—	—	143,824
Intercompany notes receivable	207,916	—	200,407	(408,323)	—
Goodwill	1,299,272	6,484	97,607	—	1,403,363
Other intangible assets, net	1,773,209	7,257	532,796	—	2,313,262
Deferred tax assets — noncurrent	372,408	1,552	2,855	—	376,815
Investment in equity securities	74,438	—	—	—	74,438
Investment in subsidiaries	4,264,074	—	—	(4,264,074)	—
Other noncurrent assets	91,682	971	44,217	—	136,870

Total assets	$10,690,993	$2,393,706	$2,719,495	$(5,743,470)	$10,060,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,623	$19,389	$113,617	$—	$189,629
Accrued expenses	495,162	107,409	93,652	—	696,223
Intercompany accounts and notes payable	1,408,902	(13,619)	(324,210)	(1,071,073)	—
Deferred revenue	14,295	9,318	1,134	—	24,747
Current portion of contingent consideration obligations	69,037	—	92,328	—	161,365
Current portion of long-term debt and capital lease obligations	8,124	—	42	—	8,166

Total current liabilities	2,052,143	122,497	(23,437)	(1,071,073)	1,080,130
Long-term debt and capital lease obligations	116,393	—	41	—	116,434
Long-term debt intercompany	—	360,407	47,916	(408,323)	—
Deferred revenue — noncurrent	13,356	—	29	—	13,385
Long-term contingent consideration obligations	582,050	—	271,821	—	853,871
Other noncurrent liabilities	243,399	34,299	35,554	—	313,252

Total liabilities	3,007,341	517,203	331,924	(1,479,396)	2,377,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	2,657	—	—	—	2,657
Additional paid-in capital	5,688,741	—	—	—	5,688,741
Accumulated earnings	1,670,096	—	—	—	1,670,096
Accumulated other comprehensive income	322,158	—	—	—	322,158

Total stockholders’ equity	7,683,652	—	—	—	7,683,652
Subsidiary equity	—	1,876,503	2,387,571	(4,264,074)	—

Total liabilities and stockholders’ equity	$10,690,993	$2,393,706	$2,719,495	$(5,743,470)	$10,060,724

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statements of Cash Flows for the Year Ended December 31, 2010

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$422,144	$271,433	$(78,794)	$(192,639)	$422,144
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	346,900	8,704	139,839	—	495,443
Stock-based compensation	155,346	15,670	16,009	—	187,025
Provision for bad debts	18,783	202	132	—	19,117
Charge for impaired assets	1,288	(27)	25,612	—	26,873
Gain on sale of business	(720,553)	—	40,034	—	(680,519)
Contingent consideration expense	(69,080)	—	171,826	—	102,746
Losses on investments in equity securities, net	30,334	—	—		30,334
Equity in loss of equity method investments	3,004	—	—	—	3,004
Intercompany	(353,867)	40,527	120,701	192,639	—
Deferred income tax benefit	(68,316)	(188)	(21,415)	—	(89,919)
Tax benefit from employee stock-based compensation	4,764	—	—	—	4,764
Excess tax benefits from stock-based compensation	19,795	—	—	—	19,795
Other	675	2,208	888	—	3,771
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(169,467)	(132,293)	(34,412)	—	(336,172)
Inventories	29,125	(32,401)	(55,770)	—	(59,046)
Other current assets	(17,209)	(96,682)	7,323	—	(106,568)
Accounts payable, accrued expenses and deferred revenue	597,950	(80,993)	(72,777)	—	444,180

Cash flows from operating activities	231,616	(3,840)	259,196	—	486,972

Cash Flows from Investing Activities:
Purchases of investments	(307,792)	(427,163)	—	—	(734,955)
Sales and maturities of investments	2,855	415,632	—	—	418,487
Purchases of equity securities	(8,009)	—	—	—	(8,009)
Proceeds from sales of investments in equity securities	16,208	—	—	—	16,208
Proceeds from sale of business	915,910	—	—	—	915,910
Purchases of property, plant and equipment	(464,945)	(7,008)	(182,152)	—	(654,105)
Investments in equity method investment	(3,633)	—	—	—	(3,633)
Purchases of other intangible assets	(8,941)	(168)	(9,180)	—	(18,289)
Other	(8,494)	402	1,134	—	(6,958)

Cash flows from investing activities	133,159	(18,305)	(190,198)	—	(75,344)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	426,519	—	—	—	426,519
Repurchases of our common stock	(1,000,000)	—	—	—	(1,000,000)
Excess tax benefits from (provision for) stock-based compensation	(19,795)	—	—	—	(19,795)
Proceeds from issuance of debt, net	994,350	—	18	—	994,368
Payments of debt and capital lease obligations	(12,735)	—	(20)	—	(12,755)
Increase (decrease) in bank overdrafts	(43,888)	—	—	—	(43,888)
Payment of contingent consideration obligation	(59,722)	—	(71,480)	—	(131,202)
Other	(133)	3,351	4,457	—	7,675

Cash flows from financing activities	284,596	3,351	(67,025)	—	220,922

Effect of exchange rate changes on cash	5,186	7,625	(48,040)	—	(35,229)

Increase (decrease) in cash and cash equivalents	654,557	(11,169)	(46,067)	—	597,321
Cash and cash equivalents at beginning of period	358,760	166,135	217,351	—	742,246
Less: Cash included in assets held for sale	(8,455)	—	—		(8,455)

Cash and cash equivalents at end of period	$1,004,862	$154,966	$171,284	$—	$1,331,112

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GENZYME CORPORATION AND SUBSIDIARIES
Consolidating Statements of Cash Flows for the Year Ended December 31, 2009

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$422,300	$350,620	$165,025	$(515,645)	$422,300
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	323,791	8,797	123,776	—	456,364
Stock-based compensation	204,229	—	—	—	204,229
Provision for bad debts	18,348	(18)	526	—	18,856
Contingent consideration expense	67,255	—	(1,671)	—	65,584
Intercompany	(118,264)	25,235	(415,421)	508,450	—
Gain on acquisition of business	(4,574)	—	(19,585)	—	(24,159)
Losses on investments in equity securities, net	56	—	—	—	56
Deferred income tax benefit	(177,145)	(6,382)	87,790	—	(95,737)
Tax benefit from employee stock-based compensation	15,450	—	—	—	15,450
Excess tax benefits from stock-based compensation	(3,305)	—	—	—	(3,305)
Other	(4,345)	5,125	3,490	—	4,270
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	15,584	(339,861)	423,651	—	99,374
Inventories	28,189	(48,848)	30,635	—	9,976
Other current assets	22,719	(26,589)	2,401	—	(1,469)
Accounts payable, accrued expenses and deferred revenue	(79,814)	129,702	(42,640)	—	7,248

Cash flows from operating activities	730,474	97,781	357,977	(7,195)	1,179,037

Cash Flows from Investing Activities:
Purchases of investments	(11,305)	(297,820)	(92)	—	(309,217)
Sales and maturities of investments	26,284	376,002	—	—	402,286
Purchases of equity securities	(14,844)	—	—	—	(14,844)
Proceeds from sales of investments in equity securities	10,478	—	—	—	10,478
Purchases of property, plant and equipment	(324,306)	(88,842)	(248,565)	—	(661,713)
Acquisitions	(27,866)	(15,080)	(8,390)	—	(51,336)
Purchases of other intangible assets	(41,883)	—	—	—	(41,883)
Other	(365)	(5,246)	416	—	(5,195)

Cash flows from investing activities	(383,807)	(30,986)	(256,631)	—	(671,424)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	100,521	—	—	—	100,521
Repurchases of our common stock	(413,874)	—	—	—	(413,874)
Excess tax benefit from stock-based compensation	3,305	—	—	—	3,305
Payments of debt and capital lease obligations	(9,466)	1,916	58	—	(7,492)
Increase (decrease) in bank overdrafts	1,334	(438)	—	—	896
Payment of contingent consideration obligation	(10,487)	—	(15,930)	—	(26,417)
Other	(22,350)	13,849	14,946	—	6,445

Cash flows from financing activities	(351,017)	15,327	(926)	—	(336,616)

Effect of exchange rate changes on cash	32,833	5,673	(46,558)	7,195	(857)

Increase (decrease) in cash and cash equivalents	28,483	87,795	53,862	—	170,140
Cash and cash equivalents at beginning of period	330,277	78,340	163,489	—	572,106

Cash and cash equivalents at end of period	$358,760	$166,135	$217,351	$—	$742,246

GENZYME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GENZYME CORPORATION AND SUBSIDIARIES
Consolidating Statements of Cash Flows for the Year Ended December 31, 2008

	Genzyme	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$421,081	$539,411	$(92,788)	$(446,623)	$421,081
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation and amortization	289,149	10,487	75,028	—	374,664
Stock-based compensation	187,596	—	—	—	187,596
Provision for bad debts	12,587	237	159	—	12,983
Intercompany	398,435	(1,092,245)	242,647	451,163	—
Losses on investments in equity securities, net	3,340	—	—		3,340
Deferred income tax benefit	(180,918)	(1,763)	(12,519)	—	(195,200)
Tax benefit from employee stock-based compensation	59,868	—	—	—	59,868
Excess tax benefits from stock-based compensation	(18,445)	—	—	—	(18,445)
Other	(2,131)	2,917	3,117	—	3,903
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(84,403)	(72,485)	19,615	—	(137,273)
Inventories	(12,224)	(12,885)	20,409	—	(4,700)
Other current assets	2,588	(5,117)	14,671	—	12,142
Accounts payable, accrued expenses and deferred revenue	10,388	62,335	(33,507)	—	39,216

Cash flows from operating activities	1,086,911	(569,108)	236,832	4,540	759,175

Cash Flows from Investing Activities:
Purchases of investments	(40,639)	(380,395)	167	—	(420,867)
Sales and maturities of investments	72,258	536,736	—	—	608,994
Purchases of equity securities	(88,656)	—	—	—	(88,656)
Proceeds from sales of investments in equity securities	8,594	—	—	—	8,594
Purchases of property, plant and equipment	(323,172)	(54,978)	(219,412)	—	(597,562)
Investments in equity method investment	4,844	—	—		4,844
Acquisitions	(16,561)	—	—	—	(16,561)
Purchases of other intangible assets	(91,691)	—	(492)	—	(92,183)
Other	7,873	6,680	(2,696)	—	11,857

Cash flows from investing activities	(467,150)	108,043	(222,433)	—	(581,540)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	318,753	—	—	—	318,753
Repurchases of our common stock	(143,012)	—	—	—	(143,012)
Excess tax benefit from stock-based compensation	18,445	—	—	—	18,445
Payments of debt and capital lease obligations	(699,233)	5,293	(21)	—	(693,961)
Increase (decrease) in bank overdrafts	24,786	974	—	—	25,760
Other	8,429	(3)	(654)	—	7,772

Cash flows from financing activities	(471,832)	6,264	(675)	—	(466,243)

Effect of exchange rate changes on cash	(1,256)	(10,733)	10,231	(4,540)	(6,298)

Increase (decrease) in cash and cash equivalents	146,673	(465,534)	23,955	—	(294,906)

Cash and cash equivalents at beginning of period	183,604	543,874	139,534	—	867,012

Cash and cash equivalents at end of period	$330,277	$78,340	$163,489	$—	$572,106

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal controls over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth under the heading “Report of Independent Registered Public Accounting Firm,” which is included in Part II, Item 8. of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Conduct is posted on our website at www.genzyme.com in the Investors Section under “Corporate Governance”. We intend to make all required disclosures concerning amendments to, or waivers of, any provision of the Code of Conduct in the Corporate Governance section on our website.

Certain information regarding our executive officers is set forth at the end of Part I of this Form 10-K under the heading, “Executive Officers.” The other information required by this item is incorporated by reference from our Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K:

(b). Exhibits

EXHIBIT NO.		DESCRIPTION

2.1		License and Asset Purchase Agreement dated as of March 30, 2009 and related Letter Agreements between Genzyme Corporation and Bayer Schering Pharma AG, and License Agreement dated as of May 29, 2009 between Genzyme Corporation and Alcafleu Management GmbH & Co. KG. Filed as Exhibit 2.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)
2.2		Asset Purchase Agreement, dated September 13, 2010, between Genzyme Corporation and Laboratory Corporation of America Holdings. Filed as Exhibit 2.1 to Genzyme’s Form 8-K filed on September 19, 2010.*
2.3		Agreement and Plan of Merger, dated February 16, 2011, by and among Genzyme Corporation, Sanofi-Aventis and GC Merger Corp. Filed as Exhibit 2.1 to Genzyme’s Form 8-K filed on February 16, 2011.
3.1		Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed June 22, 2010.*
3.2		By-laws of Genzyme Corporation, as amended. Filed as Exhibit 3.2 to Genzyme’s Form 8-K filed June 22, 2010.*
3.3		Certificate of Limited Partnership of Genzyme Therapeutics Products Limited Partnership, dated December 21, 2005. Filed as Exhibit 3.3 to Genzyme’s Form S-4 filed September 7, 2010.*
3.4		Limited Partnership Agreement of Genzyme Therapeutics Products Limited Partnership, dated July 1, 2006. Filed as Exhibit 3.4 to Genzyme’s Form S-4 filed September 7, 2010.*
3.5		Amendment No. 1 to Limited Partnership Agreement of Genzyme Therapeutics Products Limited Partnership, dated June 15, 2010. Filed as Exhibit 3.5 to Genzyme’s Form S-4 filed September 7, 2010.*
4.1		Indenture dated as of June 17, 2010 by and between Genzyme Corporation and The Bank on New York Mellon Trust Company, N.A., as Trustee. Filed as Exhibit 4.1(a) to Genzyme’s Form 8-K filed on June 17, 2010.*
4	.1.1	First Supplemental Indenture dated as of June 17, 2010 by and among Genzyme Corporation, the Subsidiary Guarantor(s) party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 3.625% Senior Note due 2015 and 5.000% Senior Note due 2020). Filed as Exhibit 4.1(b) to Genzyme’s Form 8-K filed on June 17, 2010.*

EXHIBIT NO.		DESCRIPTION

4	.1.2	Guarantee and Second Supplemental Indenture dated as of December 28, 2010 by and among Genzyme Europe B.V., Genzyme Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.**
10.1		Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface’s Registration Statement on Form S-1 (File No. 33-55874).*
10	.1.1	Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.1 to Genzyme’s Form 10-K for the year ended December 31, the year ended December 31, 2003.*
10	.1.2	Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.2 to Genzyme’s Form 10-K for the year ended December 31, 2003.*
10	.1.3	Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.3 to Genzyme’s Form 10-K for the year ended December 31, 2003.*
10	.1.4	Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990, by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.4 to Genzyme’s Form 10-K for the year ended December 31, 2003.*
10	.1.5	Lease Agreement dated November 30, 2005 by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.5 to Genzyme’s Form 10-K for the year ended December 31, 2006.*
10	.1.6	First Amendment to Lease, dated May 21, 2010, to the Lease Agreement dated November 30, 2005 by and between FC 64 Sidney, Inc. and Genzyme Corporation. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)
10.2		Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme’s Form 10-K for the year ended December 31, 1993.*
10	.2.1	First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*
10	.2.2	Second Amendment to Lease, dated December 22, 1997, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*
10.3		Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L’Etoile, Lyon, France. Filed as Exhibit 10.4 to Genzyme’s Form 10-K for the year ended December 31, 2003.*
10	.3.1	Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. Filed as Exhibit 10.4.1 to Genzyme’s Form 10-K for the year ended December 31, 2003.*
10.4		Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme Corporation and Kendall Square LLC. Filed as Exhibit 10.4 to Genzyme’s Form 10-K for the year ended December 31, 2005.*
10	.4.1	First Amendment to Lease, dated August 1, 2003, to the Lease dated August 28, 2000, by and between Genzyme Corporation and Kendall Square LLC. Filed as Exhibit 10.5.1 to Genzyme’s Form 10-K for the year ended December 31, 2004.*
10.5		Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford), by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.*

EXHIBIT NO.		DESCRIPTION

10.6		Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/k/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.*
10.7		Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.*
10.8		Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford), by and between the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.*
10.9		Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford) by the Industrial Development Authority and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended September 30, 2001.*
10.10		Transfer of Long Lease and Other Assets, dated November 15, 2001, by and between Pharming and Genzyme Flanders.**
10.11		Lease, dated November 4, 2002, by and between the Province of Antwerp and Genzyme Flanders, including amendments to lease transferred pursuant to agreement dated November 15, 2001 by and between Pharming and Genzyme Flanders.**
10.12		Lease, dated October 21, 2010, by and between the Province of Antwerp and Genzyme Flanders.**
10.13		Lease, dated October 29, 2010, by and between Cipal, an inter-municipal service organization, and Genzyme Flanders.**
10.14		1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.12 to Genzyme’s Form 10-K for the year ended December 31, 2006.*
10.15		1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.*
10	.15.1	Form of Non-Statutory Stock Option for grants under Genzyme’s 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*
10	.15.2	2007 Director Equity Plan, as amended. Filed as Exhibit 10.8 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*
10	.15.3	Form of Non-Statutory Stock Option Agreement for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*
10	.15.4	Form of Restricted Stock Unit Award Agreement for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.4 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*
10.16		2001 Equity Incentive Plan, as amended. Filed as Exhibit 10.14 to Genzyme’s 10-K for 2006.*
10	.16.1	Forms of Non-Statutory Stock Option Agreement for grants to executive officers under Genzyme’s 2001 Equity Incentive Plan. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*
10	.16.2	Forms of Incentive Stock Option Agreement for grants to executive officers under the 2001 Equity Incentive Plan. Filed as Exhibit 10.6 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*
10.17		2004 Equity Incentive Plan, as amended. Filed as Exhibit 10.7 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*
10	.18.1	Forms of Incentive Stock Option Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.14.1 to Genzyme’s Form 10-K for the year ended December 31, 2008.*
10	.18.2	Forms of Nonstatutory Stock Option Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.14.2 to Genzyme’s Form 10-K for the year ended December 31, 2008.*

EXHIBIT NO.		DESCRIPTION

10	.18.3	Forms of Restricted Stock Unit Award Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended March 31, 2008.*
10	.18.4	Forms of Performance Restricted Stock Unit Award Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended March 31, 2010.*
10.19		Senior Executive Long-Term Incentive Program. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q/A for the quarter ended March 31, 2010.*
10	.19.1	Forms of Performance Restricted Stock Unit Award Agreement for grants to executive officers under the Senior Executive Long-Term Incentive Program. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q/A for the quarter ended March 31, 2010.*
10.20		1996 Directors’ Deferred Compensation Plan, as amended. Filed as Exhibit 10.16 to Genzyme’s Form 10-K for the year ended December 31, 2008.*
10.21		Amended and Restated Executive Employment Agreement effective as of December 31, 2008 between Genzyme Corporation and Henri A. Termeer. Filed as Exhibit 10.2 to Genzyme’s Form 8-K filed December 5, 2008.*
10.22		Amended and Restated Executive Employment Agreement effective as of December 31, 2008 between Genzyme Corporation and Peter Wirth. Filed as Exhibit 10.3 to Genzyme’s Form 8-K filed December 5, 2008.*
10.23		Form of Indemnification Agreement between Genzyme Corporation and its executive officers. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2004.*
10.24		Form of Severance Agreement between Genzyme Corporation and its executive officers. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2007.*
10.25		Senior Executive Annual Cash Incentive Program. Filed as Exhibit 10.1 to Genzyme’s Form 8-K filed December 5, 2008.*
10	.25.1	Senior Executive Annual Incentive Plan. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q/A for the quarter ended March 31, 2010.*
10.26		Amended and Restated Collaboration Agreement, effective as of January 1, 2008, among Genzyme Corporation, BioMarin and BioMarin/Genzyme LLC. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended March 31, 2008.*(†)
10.27		Manufacturing, Marketing and Sales Agreement among Genzyme Corporation, BioMarin and BioMarin/Genzyme LLC, effective as of January 1, 2008. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended March 31, 2008.*(†)
10.28		Supply Agreement, dated January 24, 2006, by and between Cambrex Charles City, Inc. and Genzyme Corporation. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2006.*(†)
10.29		Contract Manufacturing Agreement dated September 14, 2001, as amended, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme’s Form 10-K for the year ended December 31, 2002.*(†)
10	.29.1	Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme’s Form 10-K for the year ended December 31, 2003.*(†)
10	.29.2	Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme’s Form 10-K for the year ended December 31, 2003.*(†)
10	.29.3	Fourth Amendment, dated July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme’s Form 10-K for the year ended December 31, 2004.*(†)
10	.29.4	Amended and Restated Contract Manufacturing Agreement signed as of December 15, 2006, between Genzyme Corporation (as successor to GelTex) and The Dow Chemical Company. Filed with Genzyme’s Form 8-K filed on December 21, 2006.*(†)

EXHIBIT NO.		DESCRIPTION

10.30		North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme Corporation and Wyeth. Filed as Exhibit 10.31 to Genzyme’s Form 10-K for the year ended December 31, 2004.*(†)
10.31		Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme Corporation and Invitrogen Corporation. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*(†)
10	.31.1	Amendment No. 2 effective as of January 1, 2007 to Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme Corporation and Invitrogen Corporation. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2007.*(†)
10	.31.2	Amended and Restated Contract Purchase and Supply Agreement between Invitrogen Corporation and Genzyme Corporation effective December 31, 2007. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2007.*(†)
10.32		License and Co-Development Agreement between Genzyme Corporation and Isis Pharmaceuticals, Inc. dated June 24, 2008. Filed as Exhibit 10.7 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*(†)
10.33		License Agreement dated as of January 1, 1995 and First Amendment thereto, dated as of October 7, 2003, between Genzyme Corporation and Mount Sinai School of Medicine of the City University of New York. Filed as Exhibit 10.10 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)
10.34		Technology Transfer and Supply Agreement between Genzyme Corporation and Hospira Worldwide, Inc. effective December 31, 2009. Filed as Exhibit 10.29 to Genzyme’s Form 10-K for the year ended December 31, 2009.*
10.35		Master Supply Agreement dated as of June 30, 2010 among Genzyme Corporation, Genzyme Ireland Limited and Hospira Worldwide, Inc. Filed as Exhibit 10.9 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)
10.36		Credit Agreement, dated July 14, 2006, among Genzyme Corporation and those of its subsidiaries party thereto, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. Filed with Genzyme’s Form 8-K filed on July 19, 2006.*
10	.36.1	Amendment, dated as of November 30, 2010, to the Credit Agreement, dated as of July 14, 2006, among Genzyme Corporation and those of its subsidiaries party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the co-documentation agents, co-agents and other lenders named therein.**
10.37		Amended and Restated Agreement dated April 14, 2010 between Genzyme Corporation, Relational Investors LLC, Ralph V. Whitworth and the other parties identified therein. Filed as Exhibit 99.1 to Genzyme’s Form 8-K filed on April 15, 2010.*
10.38		Agreement dated June 9, 2010 between Genzyme Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P. and High River Limited Partnership. Filed as Exhibit 99.1 to Genzyme’s Form 8-K filed on June 30, 2010.*
10.39		Consent Decree dated May 24, 2010 between Genzyme Corporation and the United States Food and Drug Administration. Filed as Exhibit 99.1 to Genzyme’s Form 8-K filed on May 24, 2010.*
10.40		Registration Rights Agreement dated June 17, 2010 by and among Genzyme Corporation, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Banc of America Securities LLC. Filed as Exhibit 10.1 to Genzyme’s Form 8-K filed on June 17, 2010.*
10.41		Master Confirmation Agreement dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs & Co. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*
10	.41.1	Supplemental Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs &Co. Filed as Exhibit 10.3.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)
21.1		Subsidiaries of Genzyme Corporation.**
23.1		Consent of PricewaterhouseCoopers LLP.**

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	The following materials from Genzyme Corporation’s Form 10-K for the year ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL):(i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes Consolidated Financial Statements.

*	Previously filed.

†	Confidential treatment has been requested or granted for the deleted portions of this Exhibit.

**	Filed herewith.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.14 through 10.25.1 above are management contracts or compensatory arrangements in which our executive officers or directors participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION

By:	/s/ Michael S. Wyzga
Michael S. Wyzga
Executive Vice President, Finance And Chief Financial Officer

Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Henri A. Termeer Henri A. Termeer	Director and Principal Executive Officer	March 1, 2011

/s/ Michael S. Wyzga Michael S. Wyzga	Principal Financial Officer	March 1, 2011

/s/ Jason A. Amello Jason A. Amello	Corporate Controller and Principal Accounting Officer	March 1, 2011

/s/ Douglas A. Berthiaume Douglas A. Berthiaume	Director	March 1, 2011

/s/ Robert J. Bertolini Robert J. Bertolini	Director	March 1, 2011

/s/ Gail K. Boudreaux Gail K. Boudreaux	Director	March 1, 2011

/s/ Steven Burakoff Steven Burakoff	Director	March 1, 2011

/s/ Robert J. Carpenter Robert J. Carpenter	Director	March 1, 2011

/s/ Charles L. Cooney Charles L. Cooney	Director	March 1, 2011

/s/ Victor J. Dzau Victor J. Dzau	Director	March 1, 2011

Name	Title	Date

/s/ Eric J. Ende Eric J. Ende	Director	March 1, 2011

/s/ Dennis M. Fenton Dennis M. Fenton	Director	March 1, 2011

/s/ Connie Mack III Connie Mack III	Director	March 1, 2011

/s/ Richard F. Syron Richard F. Syron	Director	March 1, 2011

/s/ Ralph V. Whitworth Ralph V. Whitworth	Director	March 1, 2011