Form 10-K/A
period 2010-12-31
GENZYME CORP
filed 2011-03-24
CIK 732485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)

500 Kendall Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Genzyme Common Stock, $0.01 par value	The Nasdaq Global Select Market
(“Genzyme Stock”)
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
     Number of shares of Genzyme Stock outstanding as of March 18, 2011: 263,669,254.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission, or SEC, on March 1, 2011, which we refer to as the Original Filing. This Amendment is being filed solely for the purpose of including the information required in Part III (Items 10, 11, 12, 13 and 14) that was omitted from the Original Filing.
     In addition to amending Items 10 through 14 of Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amends the cover page to update the number of shares of Genzyme Stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.
     Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made subsequent to the Original Filing.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
CURRENT DIRECTORS
     Biographical information about our current directors, including their qualifications and experience, is provided below.

Name	Age	Principal Occupation	Director Since
Douglas Berthiaume	62	President, Chief Executive Officer and Chairman of the Board of Waters Corporation	1988
Robert Bertolini	49	Retired Schering-Plough Corp. executive	2009
Gail Boudreaux	50	Executive Vice President of United Health Group Incorporated	2004
Steven Burakoff	68	Professor at Mount Sinai School of Medicine	2010
Robert Carpenter	65	President of Boston Medical Investors, Inc.	1994
Charles L. Cooney	66	Professor at Massachusetts Institute of Technology	1983
Victor Dzau	65	President and Chief Executive Officer of Duke University Health System	2000
Eric J. Ende	42	Managing Director of Silverback Group and President of Ende Consulting Group	2010
Dennis M. Fenton	59	Former Amgen, Inc. executive	2010
Connie Mack III	70	Consulting Partner at Liberty Partners	2001
Richard F. Syron	67	Professor at Boston College	2006
Henri Termeer	65	President and Chief Executive Officer of Genzyme	1983
Ralph Whitworth	55	Principal of Relational Investors LLC	2010
     The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. We believe that all of our directors display personal and professional integrity; satisfactory levels of education and/or business experience; broad-based business acumen; an appropriate level of understanding of our business and its industry and other industries relevant to our business; the ability and willingness to devote adequate time to the work of the Board and its committees; a fit of skills and personality with those of our other directors that helps build a board that is effective, collegial and responsive to the needs of our company; strategic thinking and a willingness to share ideas; a diversity of experiences, expertise and background; and the ability to represent the interests of all of our shareholders.
     Douglas A. Berthiaume has served as Chairman of the Board of Waters Corporation, a manufacturer of high performance liquid chromatography, mass spectrometry, thermal analysis and rheology products and services, since February 1996, and as its President and Chief Executive Officer since August 1994. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore Corporation, the predecessor business of Waters Corporation. He is Chairman of the Children’s Hospital (Boston) Trust Board, a member of the Children’s Hospital board of trustees and a trustee of the University of Massachusetts Amherst Foundation.

     Robert J. Bertolini retired from Schering-Plough Corp. following its merger with Merck & Co. in November 2009. From November 2003 until November 2009, he served as Executive Vice President and Chief Financial Officer at Schering-Plough, with responsibility for tax, accounting and financial asset management. He worked with the chief executive officer in all aspects of transforming the company’s operations, building strong finance and information technology functions and leading business development and strategy. Having joined Schering-Plough at a time when it was facing challenges across several areas, Mr. Bertolini was part of the team that turned Schering- Plough around and drove strategic decisions. Prior to joining Schering-Plough, Mr. Bertolini spent 20 years at public accounting firm PricewaterhouseCoopers, ultimately leading its global pharmaceutical industry practice.
     Gail K. Boudreaux has served since May 2008 as an Executive Vice President of United Health Group Incorporated, a diversified health and well-being company that offers a broad spectrum of products and services designed to improve healthcare, and as President of its United Healthcare business. United Healthcare serves nearly 25 million consumers and manages health benefits for individuals, public sector employers and businesses of all sizes. From December 2005 to April 2008, Ms. Boudreaux was Executive Vice President for external operations at Health Care Service Corporation, or HCSC, the country’s largest non-investor-owned health insurance company. From September 2002 to December 2005, Ms. Boudreaux served as President of Blue Cross and Blue Shield of Illinois, a division of HCSC and the oldest and largest health insurance company in Illinois. Prior to joining HCSC, Ms. Boudreaux held positions of increasing responsibility during 20 years at Aetna, Inc., a provider of health, dental, group, life, disability and long-term care insurance benefits. She serves on the board of directors of America’s Health Insurance Plans, the health insurance industry’s trade association.
     Steven J. Burakoff, M.D., is Professor of Medicine, Hematology and Medical Oncology at the Mount Sinai School of Medicine and Director of the Tisch Cancer Institute at the Mount Sinai Medical Center, since 2007. Prior to his appointment at Mount Sinai, Dr. Burakoff was the Laura and Isaac Perlmutter Professor, New York University School of Medicine; Director, New York University Cancer Institute; and Director, Skirball Institute of Biomolecular Medicine, New York University School of Medicine, from 2000 to 2007. Previously, Dr. Burakoff was Chair of Pediatric Oncology at the Dana-Farber Cancer Institute and the Margaret M. Dyson Professor of Pediatrics at the Harvard Medical School. From 2008 to 2010, Dr. Burakoff has served as a director of Ligand Pharmaceuticals Incorporated, a publicly traded biotechnology company. Dr. Burakoff served as a director of Pharmacopeia, a publicly traded biopharmaceutical company, from 2005 to 2008, when Pharmacopeia was acquired by Ligand.
     Robert J. Carpenter is President of Boston Medical Investors, Inc., a privately-held company he formed in 1994 that invests in early stage health care companies. From January 2002 to August 2007, Mr. Carpenter was Chairman of the Board of Peptimmune Inc., a privately-held company that develops immunotherapies for treating auto-immune diseases. He also served as President of Peptimmune from January 2002 until November 2004. From November 1991 until it merged with us in December 2000, Mr. Carpenter was Chairman of GelTex Pharmaceuticals Inc., which he co-founded in 1991 and where he served as President and CEO until May 1993. He also co-founded VacTex Inc., and served as its President and CEO from November 1995 until its acquisition by Aquila Biopharmaceuticals, Inc. in April 1998. Mr. Carpenter was Chairman of the Board, President, and CEO of Integrated Genetics, Inc., a biotechnology company that merged with us in 1989. Following the merger and until 1991, he was our Executive Vice President, and CEO and Chairman of the Board of IG Laboratories, Inc., an affiliated company which merged with us in September 1995. Mr. Carpenter is Chairman of Hydra Biosciences, Inc., which develops drugs based on recently discovered ion channels.
     Charles L. Cooney, Ph.D. is the Robert T. Haslam (1911) Professor of Chemical and Biochemical Engineering and Faculty Director, Deshpande Center for Technological Innovation at Massachusetts Institute of Technology. Dr. Cooney joined the MIT faculty as an Assistant Professor in 1970 and became a Professor in 1982. Dr. Cooney is a director of Polypore International, Inc., a global high technology manufacturer of specialized polymer-based membranes used in separation and filtration processes, and a director of India-based Biocon Limited, a biotechnology healthcare company with strategic focus on biopharmaceuticals and research services. He is also a principal of BioInformation Associates, Inc., a consulting company.
     Victor J. Dzau, M.D., has served as the Chancellor for Health Affairs and President and Chief Executive Officer of Duke University Health System in Durham, North Carolina since September 2004. From July 1996 until September 2004, he was the Hersey Professor of the Theory and Practice of Medicine at the Harvard Medical

School and Chairman of the Department of Medicine, Physician-in-Chief and Director of Research at Brigham and Women’s Hospital in Boston, Massachusetts. Prior to this, Dr. Dzau was the Arthur L. Bloomfield Professor and Chairman of the Department of Medicine at Stanford University. Dr. Dzau is a founding member of the Executive Committee of The Academy at Harvard Medical School. He has been elected to the Institute of Medicine, the National Academy of Science, and the European Academy of Science and Arts. Dr. Dzau was previously Chairman of the National Institutes of Health Cardiovascular Disease Advisory Committee and also sat on the advisory committee to the director of the NIH. Dr. Dzau sits on the board of directors of Pepsico, Inc., Alnylam Inc., Medtronic, Inc. and the Duke University Health System. From 1999-2006, he also served as a director of Corgentech, Inc.
     Eric J. Ende, M.D., is co-founder and Managing Director of Silverback Group, a private equity investment firm. Since 2009, Dr. Ende has served as President of Ende Consulting Group, which is focused on biotechnology industry consulting. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch. From 2000 to 2002, he was the senior biotechnology analyst at Banc of America Securities. From 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. During Dr. Ende’s career as a biotechnology analyst, he was named to Institutional Investor’s All-America Equity Research Team six times as well as to The Greenwich Survey list of top analysts.
     Dennis M. Fenton, Ph.D, has served as a director of Xenoport, Inc., a biopharmaceutical company focused on natural drug delivery systems, since August 2009. From 1982 to 2008, Dr. Fenton held numerous positions, including executive roles in process development, manufacturing, sales and marketing and research and development at Amgen, Inc., a biotechnology company. From 2000 to 2008, Dr. Fenton was Executive Vice President responsible for worldwide operations, manufacturing, process development and quality. From 1995 to 2000, Dr. Fenton was Senior Vice President of operations, and from 1992 to 1995, Dr. Fenton was Senior Vice President of sales, marketing and process development for Amgen.
     Senator Connie Mack III has served since January 2010 as a government relations consulting partner at Liberty Partners in Washington D.C. From February 2005 through December 2009 he served as Senior Policy Advisor and Co-Chairman of the government relations practice group at King & Spalding LLP, a Washington D.C. law firm. From February 2001 until February 2005, he served as Senior Policy Advisor in the government relations practice at Shaw Pittman, a Washington, D.C. law firm. In addition, he served from November 2001 to November 2003 as a member of the NIH Advisory Committee to the Director. Senator Mack served as a United States Senator from the State of Florida from January 1989 until January 2001, and served in the House of Representatives from January 1983 to January 1989. Prior to his government service, he spent 16 years in commercial banking, including five years as president of the Florida National Bank of Lee County. Senator Mack was founding Chairman of the Board of The Cape Coral Hospital from 1975-1977, leading the creation of a 100-bed, non-profit community-based hospital. Senator Mack is Chairman Emeritus of the parent board of the H. Lee Moffitt Cancer Center and Research Institute, for which he served as Chairman for seven years. He is also a director of Mutual of America Life Insurance Co., Darden Restaurants and Moody’s Corp. From 2006-2008, Senator Mack also served as a director of Spirit Aerosystems, and from 2001 to 2010 he served as a director to EXACT Sciences Corporation.
     Richard F. Syron, Ph.D., is Adjunct Professor of Finance at Boston College. From January 2004 to September 8, 2008 he served as Chairman and Chief Executive Officer of Federal Home Loan Mortgage Corporation, commonly referred to as Freddie Mac, the second largest source of mortgage financing in the United States. On September 6, 2008, the board of directors of Freddie Mac adopted a resolution consenting to the appointment of the Federal Housing Finance Agency as conservator of Freddie Mac, which appointment was effected the same day. On September 8, 2008, Dr. Syron resigned as Chairman and Chief Executive Officer of Freddie Mac. From June 1999 to January 2000, Dr. Syron served as President and Chief Executive Officer of Thermo Electron Corporation, which designs and develops technology-based instruments and from January 2000 to December 2002 he served as Chairman of the Thermo Electron board, and from December 2002 until December 2003 as Executive Chairman of the Thermo Electron board. Prior to that, Dr. Syron served as Chief Executive Officer of the American Stock Exchange, the Federal Reserve Bank of Boston, and the Federal Home Loan Bank of Boston. He has also served as deputy assistant secretary of the United States Treasury, principal assistant to former Federal Reserve chairman Paul A. Volcker, and has held several economic, research, policy and managerial positions in state and national government. From 1996-2005, Dr. Syron served as a director of John Hancock Life

Insurance Company and from 2002-2006 he served as a director of McKesson Corp. Dr. Syron is a Trustee of Boston College and of the Woods Hole Oceanographic Institute.
     Henri A. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. Under his leadership, we have grown from a modest entrepreneurial venture to one of the world’s leading biotechnology companies. In 2008, he was appointed to Massachusetts Governor Deval Patrick’s Council of Economic Advisors, and he is a co-chair of the Leadership Council of the Massachusetts Life Sciences Collaborative. Mr. Termeer is also Chairman Emeritus of the New England Healthcare Institute, a nonprofit, applied research health policy organization he was instrumental in founding. He serves on the board of directors of the Pharmaceutical Research and Manufacturers of America. Mr. Termeer is Chairman of the Federal Reserve Bank of Boston’s board of directors, a board member of ABIOMED Inc., and a board member of Massachusetts Institute of Technology Corporation. He is a director of Massachusetts General Hospital, a board member of Partners HealthCare and a member of the Board of Fellows of Harvard Medical School.
     Ralph V. Whitworth is a Founder, Principal, and Investment Committee member of Relational Investors LLC, an investment fund specializing in strategic block investments. Mr. Whitworth founded the fund in 1996. From 1988 to 1996, Mr. Whitworth served as President of Whitworth and Associates, a firm that advised major corporations and investors on investments, acquisitions, and corporate governance matters. He was also President of Development at United Thermal Corporation from 1989 to 1992. Mr. Whitworth held the pro bono position of President of the United Shareholders Association from 1986 to 1994, and while doing so, authored the petition for rulemaking that in 1992 culminated in a major overhaul of the SEC’s shareholder communication and compensation disclosure rules. From 1985 to 1988, Mr. Whitworth served as Assistant to the General Partner at Mesa Limited Partnership, the nation’s largest independent oil and gas exploration company at that time. In addition, Mr. Whitworth served on the U.S. Senate Judiciary Committee staff of Senator Paul Laxalt from 1981 to 1984. Mr. Whitworth is the former Chairman of the Board of Apria Healthcare Group Inc. (1998-2005), former Chairman of the Board of Waste Management, Inc (1999; director 1998-2004), and a former director of Sovereign Bancorp, Inc. (2006-2009), Sprint Nextel Corporation (2008), Mattel, Inc. (2000-2003), Tektronix, Inc. (1999-2002), Sirius Satellite Radio, Inc. (1994-2001), Wilshire Technologies, Inc. (1997-1999), and United Thermal Corporation (1989-1993). Mr. Whitworth is also a member of Titan Investment Partners, LLC, an investment fund that focuses on emerging companies. Mr. Whitworth also serves on the Advisory Council of the Public Company Accounting Oversight Board.

EXECUTIVE OFFICERS
     Biographical information about our executive officers, including their experience and positions with us, is provided below.

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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Our executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of our securities with the SEC. Our staff assists our executive officers and directors in preparing ownership reports and reporting ownership changes, and typically files these reports on their behalf. Based on a review of the copies of reports filed by us and written representations that no other reports were required, we believe that during 2010 our executive officers and directors complied with all Section 16(a) filing requirements, except: a Form 4 was not timely filed for Mr. Jason Amello to reflect the sale of 595 shares on July 23, 2010 and 1,042 shares on July 26, 2010, which transactions were reported on Form 5 on February 10, 2011.
CODE OF CONDUCT
     We have adopted a Code of Conduct, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Conduct is posted on our website at www.genzyme.com in the Investors section under “Corporate Governance.” We intend to make all required disclosures concerning amendments to, or waivers of, any provision of the Code of Conduct in the Corporate Governance section on our website.
AUDIT COMMITTEE
     We have a separately designated standing audit committee established by the Board for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The audit committee held 11 meetings in 2010. Members of the committee are Mr. Bertolini (chairman), Ms. Boudreaux, Senator Mack and Drs. Ende, Fenton and Syron each of whom is independent as defined by the applicable NASDAQ listing standards. Mr. Bertolini was appointed to the committee in January 2010 and Drs. Ende and Fenton were appointed in June 2010. Until Mr. Bertolini’s appointment, Mr. Berthiaume served as chairman of the committee. The Board has identified Mr. Bertolini and Dr. Syron as our audit committee financial experts. The committee evaluates and selects our independent auditors, reviews our audited financial statements and discusses the adequacy of our internal controls with management and the outside auditors. The committee also supervises the relationship between Genzyme and its outside auditors, reviews the scope of both audit and non-audit services and related fees, and determines the independence of the outside auditors.

Item 11.	EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During 2010 and as of the date of this Amendment No. 1 to Annual Report on Form 10-K, none of the members of our compensation committee was or is an officer or employer of the Company, and none of our executive officers served or serves on the compensation committee or board of any company that employed or employs any member that employed or employs any member of our compensation committee or board of directors.
COMPENSATION COMMITTEE REPORT
     In fulfilling our role to discharge the board’s responsibilities relating to the total remuneration of the company’s senior executives and the company’s benefit and equity plans, we have reviewed and discussed with management the Compensation Discussion and Analysis found below. Based on the foregoing review and discussions, we recommended to the board that the Compensation Discussion and Analysis be included in the company’s 2010 Annual Report on Form 10-K for filing with the SEC.
By the Compensation Committee,
Charles L. Cooney, Chairman
Douglas A. Berthiaume
Steven J. Burakoff
Robert J. Carpenter
Victor J. Dzau
Ralph V. Whitworth
COMPENSATION DISCUSSION AND ANALYSIS
     In considering our executive compensation policies and practices, we have an obligation to balance our interest in conserving cash and minimizing shareholder dilution, with our interest in using compensation to attract, retain and motivate employees. In reconciling these competing concerns, we strive to act in the long-term best interests of the company and our shareholders. The compensation committee works directly with independent compensation consultants, and also may consult with academics and other experts from time to time to support the board’s commitment to be knowledgeable and current regarding executive compensation trends and best practices. The committee has hosted special meetings with the full board to educate board members on key issues in the business environment and the role those issues play in executive compensation. In 2009, the committee undertook a complete review of our executive compensation program, and implemented specific changes which are outlined under the heading “— Changes to 2010 Compensation Program” below. The review included design recommendations from the committee’s compensation consultant, members of senior management as well as information and feedback from investors. As part of the process, the committee also received general information and feedback from additional independent individuals with compensation expertise (Charles Tharp of the Center on Executive Compensation and Frederic Cook of Frederic W. Cook & Co., Inc.) and hosted a joint meeting with the nominating and corporate governance committee in August 2009 to review compensation trends and practices.
     Review of 2010. Our results for 2010 reflect increasing supplies of Cerezyme and Fabrazyme, revenue growth across all other major product lines, and reductions in operation expenses. For 2010, we reported GAAP revenue of $4.05 billion compared with $3.98 billion in 2009. GAAP net income in 2010 was $422.1 million, or $1.57 per diluted share, compared with $422.3 million, or $1.54 per diluted share, in 2009. Sales of Cerezyme were $719.6 million compared with $793.0 million in 2009. Sales of Fabrazyme were $188.2 million compared with $429.7 million in 2009. Cerezyme supply increased throughout 2010, with currently treated patients returning to full dosing by the end of the year. Fabrazyme supply improved and allocations increased 82 percent from the third quarter to the fourth. In May 2010, we entered into a consent decree with the Food and Drug Administration, or the FDA, relating to our Allston facility. Pursuant to the consent decree, we paid $175.0 million to the FDA as disgorgement of past profits, are required to cease fill-finish operations at the facility for all products, and are required to implement a plan to bring our Allston facility operations into compliance with applicable laws and regulations. In addition to the costs associated with compliance with the consent decree, we incurred increased manufacturing costs in connection with the consent decree, including consultant fees and costs of implementing compliance measures.
     In 2010, we implemented our plan to increase shareholder value by focusing on our core businesses, capitalizing on near-term growth drivers, balancing revenue and earnings growth with cash flow return on investment, improving our operating margins by reducing costs and improving operational efficiencies across the company and optimizing our capital structure. Our results for 2010 reflected the progress we made in implementing our value improvement program, including:
•	The sale of our genetic testing, diagnostic products and pharmaceutical intermediates businesses. In November 2010, we completed the sale of the genetics testing business for net cash proceeds of $915.9 million, and in December 2010, agreed to sell our diagnostics products business for $265.0 million in cash, which transaction closed in January 2011. The sale of our pharmaceutical intermediates business was completed in February 2011.
•	Implementing a program to reduce costs and increase operational efficiencies, primarily through procurement improvements, spending reductions and workforce reductions, which resulted in savings of approximately $26 million in the fourth quarter of 2010, and is expected to result in approximately $275 million in savings in 2011.
•	The repurchase of $1.0 billion of common stock, 15.6 million shares of which were repurchased in June and 121,344 additional shares were repurchased in October 2010. The repurchases were funded almost entirely by the proceeds from our sale of $1.0 billion in notes in June 2010, consisting of $500.0 million of 3.625% senior notes due 2015, and $500.0 million of 5.0% senior notes due 2020.
     Our financial and stock performance in 2010 directly impacted our named executive officers’ compensation. Our 2010 annual incentive program for our named executive officers includes four components: individual performance, corporate revenue, cash flow return on invested capital, and identified key business objectives. We did not meet the revenue and cash flow return on investment targets under our 2010 annual incentive program and, accordingly, no payouts were made to our named executive officers with respect to these components of this program. The committee reviewed the three key business objectives for 2010, which were:
•	to materially recover from the manufacturing issues that affected our Personalized Genetic Health business and implement measures for sustaining operations for this business;
•	advance our product pipeline; and
•	renew the organization through new hires for certain senior positions and progressing our business excellence initiatives.
     The committee discussed the progress the company made in addressing each of these objectives and approved a payout of 95% to each of the named executive officers for the key business objectives component. The committee approved payment of the individual performance component ranging from 80% — 120%.
     Changes to 2010 Compensation Program. In 2009, the compensation committee undertook a comprehensive review of our executive compensation program with the objective of identifying and implementing changes to ensure that our incentives reflected an appropriate balance with company performance and did not incent business practices that were reasonably likely to have a material adverse effect on the company. The committee considered input from Towers Watson, senior management, investors and others. The committee asked Towers Watson to prepare a competitive analysis and make design recommendations. Towers Watson reviewed with the committee the compensation programs of our peer group looking specifically at:
•	components of compensation;
•	performance/payout ranges;
•	financial metrics; and
•	performance measurement.
     At the committee’s request, we also formed a senior management committee that included our chief financial officer, executive vice president for corporate development, chief human resources officer and senior vice president of compensation and benefits to develop compensation design alternatives, identify appropriate company performance metrics, and make recommendations to the compensation committee for our 2010 annual and long-term incentive programs. The compensation committee asked Towers Watson to evaluate the senior management committee recommendations and information provided by others and to present their independent assessment to the committee. After evaluating Towers Watson’s findings, the compensation committee decided to implement certain changes to our executive compensation program in 2010 that sought to:
•	align incentive compensation with a broader set of measures of company performance that we believed appropriately reflected the factors most important to the creation of shareholder value: revenue growth, capital efficiency/profitability, and key business objectives; and
•	provide greater transparency to our shareholders regarding executive compensation decisions.

     The details of these changes are discussed under the headings “— Annual Incentive Program” and “— Long-Term Incentive Program” below.
     Objectives and Overview of Executive Compensation. We pay our executives using three components: base salary, annual incentive cash awards and long-term incentive awards. We have avoided other long-term obligations such as defined benefit programs, supplemental employee retirement plans, nonqualified deferred compensation plans and retiree health benefits.
     Our perspective is long-term and our goal is to create sustained shareholder value. We operate in a complex, dynamic environment and it often takes years to achieve our goals. For example, developing a therapeutic product from concept to market can take in excess of 10 years, and many product candidates never make it to market. Acquisitions, whether of products, companies or intellectual property rights, are opportunistic in nature and need to balance short-term financial objectives with long-term opportunities to earn risk-adjusted returns in excess of our cost of capital. Building an infrastructure to accommodate future products and growth requires early investment with no guarantee of return. Our compensation program balances these growth and return on capital objectives and reflects the long product development business cycle in the healthcare industry. This approach aligns our compensation decisions with our shareholders’ interests in our achievement of sustainable business objectives and corporate performance goals.
     We also maintain a philosophy of inclusiveness by expanding our long-term equity program to include all of our employees, to encourage them to become stakeholders and invest in achieving success for the company, which helps align employee interests with our shareholders’ interests.
     Process and Philosophy for Setting Executive Compensation. We look to our named executive officer group to focus on building and creating the future of the company and expect them to make strategic decisions that move the company forward. We apply deliberate, thoughtful processes throughout the year in a continuing assessment of company and individual executive performance to guide the committee in making compensation decisions. By making compensation decisions considering both competitive market practice and our unique organization and culture, we strive to create an appropriate compensation program for our executives while recognizing shareholder interests in limiting company expenditures.
     Our expectations for our chief executive officer and other executive officers are focused on a sustainable business strategy that includes:
•	financial performance, with an emphasis on return on capital financial metrics;
•	company growth and internal product development;
•	strategic management of the complexities of a global business with a diverse and growing product portfolio and expanding the business into a number of new markets; and
•	operational business management, including development of a diverse and complex global manufacturing infrastructure, investment in strong science and research capabilities, integration of acquisitions, and development of a strong executive management team.
     Risk Considerations. The compensation committee, with the assistance of its independent compensation consultant, also has considered whether our executive compensation program creates risks that are reasonably likely to have a material adverse effect on the company and concluded that it does not. In doing so, the committee considered the company’s strategic goals and operational practices and evaluated our incentive program design to assess whether these programs foster a business environment that might drive inappropriate decision-making or behavior. While a significant portion of our executives’ compensation is performance-based, we believe several features of our program mitigate inappropriate or excessive risk-taking that could harm shareholder value: we set performance goals that we believe are reasonable and set targets with payouts at multiple levels of performance, rather than an “all or nothing” approach; we cap payout levels under our new short- and long-term incentive plans, which is consistent with market prevalent practice and does not provide disproportionate leverage for achievement of short- or long-term results; we use a mix of performance goals in our new annual and long-term incentive programs to align incentive compensation with a broad set of measures important to the creation of shareholder value; the majority of compensation is provided in long-term awards that are intended to align executives’ interests with those of our shareholders; for our new long-term incentive program, we use both time vesting stock options and performance vesting restricted stock units that have staggered vesting schedules; and as described under the heading “— Process and Philosophy for Setting Executive Compensation,” the committee undertakes a continuing assessment of company and individual executive performance.
     Peer Group and Market Analysis. The compensation committee analyzes the compensation practices of a group of peer companies for comparison purposes and to gain an external perspective in preparation for setting executive salaries and short- and long-term incentive compensation. The committee looks at the data from our peer group to evaluate the appropriateness and competitiveness of our pay positioning, but does not target a certain level of compensation relative to the group. The committee reviews the compensation of our peer group regularly, which includes an analysis by Towers Watson of potential peer companies considering factors that include:
•	revenue size and growth rate;
•	research and development expense;
•	number of employees;
•	market capitalization;
•	one- and three-year total shareholder return;
•	net income;
•	similarity of core businesses to ours;
•	international presence; and
•	labor market competition.
     Following the compensation committee’s review of the Towers Watson analysis and discussions with Towers Watson and senior management personnel, the committee decides which companies are the most appropriate for our peer group. For 2010, the compensation committee included three pharmaceutical companies and one medical instruments company. We note that these four companies are larger than us. We believe, however, that the inclusion of these four companies along with our traditional biotechnology peer companies is appropriate because these are the companies we consider to be our primary competitors for recruiting and retaining executive talent for similarly positioned executive positions. Our peer group for 2010 compensation analysis is comprised of ten companies: Allergan, Inc., Amgen Inc., Baxter International Inc., Biogen Idec, Inc., Bristol-Myers Squibb Company, Celgene Corp., Cephalon, Inc., Eli Lilly and Company, Gilead Sciences, Inc., and Medtronic, Inc.
     In addition to peer group analysis, each year the compensation committee considers published survey data for biotechnology, pharmaceutical and general industry companies to ensure that our executive positions are paid appropriately relative to the broader market. These surveys help the committee to match our incumbent executives to comparable market positions, when data is available, by looking at scope of responsibilities for various positions as well as internal comparisons. Specifically, for each executive officer position, the committee reviews competitive levels of base salary, annual incentive awards and equity incentive grants to supplement the data gathered from our peer companies listed above.
     Annual Incentive Program. The compensation committee establishes annual cash incentive opportunities for our executive officers. The incentives include a corporate component, an individual component and for executive officers who have responsibility for a business division, a division component. The corporate component is intended to link compensation to the company’s performance relative to financial targets established by the committee. The individual component allows the committee to reward an executive officer based on an assessment of how well the officer performed his or her role during the applicable year.
     Our 2010 short-term incentive program was intended to:
•	encourage behavior measured in the short-term that would contribute to growth and return on capital objectives over the following three to five years, focusing on both short-term financial metrics and key business objectives;
•	create incentives for building sustainable growth and return on capital without inappropriate risk taking;
•	utilize metrics that would be transparent to both shareholders and participants; and
•	align performance and payment ranges with competitive positioning.

     The metrics used for the corporate component of the 2010 annual incentive program and the relative weighting of corporate and individual performance were:
•	corporate revenue;
•	cash flow return on invested capital; and
•	key business objectives:
o	to materially recover from the manufacturing issues that affected our Genetic Diseases business and implement measures for sustaining operations for this business,

o	advance our product pipeline, and

o	renew the organization through new hires for certain senior positions and advance our “business excellence initiatives.”
     These metrics were chosen because we believed they provided a balance of short-term performance with strategic long-term focus on building shareholder value. Revenue continues to be a common measure used by many companies to align pay and performance. Cash flow return on invested capital provides balance as it encouraged our executives to concentrate on achieving profitable growth while paying appropriate attention to expense management and capital investment, important for both the short- and long-term. The business objectives were important for achieving long-term sustainable and profitable growth. For executive officers who have responsibilities for a business division, their goals were comprised of the corporate component plus a separate division component based on division operating income.
     For all executive officers, the relative weight assigned to individual performance was 20% and awards were expected to be based on the committee’s subjective review of an officer’s performance during the applicable year. For our executive officers who do not have a business division component, the corporate component was established at 80% of the bonus target and was comprised of the following:
•	40% corporate revenue;
•	20% cash flow return on invested capital; and
•	20% key business objectives.
     For executive officers who had a division component, the corporate component was set at 65% of the total bonus target and the division component was set at 15% and is weighted as follows:
•	35% corporate revenue;
•	15% cash flow return on invested capitaI;
•	15% key business objectives; and
•	15% division operating income.
     The performance and payout ranges for our 2010 metrics were:

	Performance range	Payout range
Revenue	90% - 115%	30% - 200%
Cash flow return on invested capital	90% - 115%	50% - 200%
Division operating income	set on a division by division basis	50% - 180%
     Cash flow return on invested capital wascalculated by dividing “adjusted cash profits” by the two-year average “adjusted invested capital.”
     Adjusted cash profits equals GAAP net income excluding (i) acquisition-related one time events (net of tax) and (ii) non-operating income or expense (net of tax), with the following added back: (a) R&D expense, (b) lease expense, (c) depreciation expense, (d) amortization expense (net of tax) and (e) investment income (net of tax).
     Adjusted invested capital equals total assets less (i) non-interest-bearing liabilities and (ii) non-operating items (such as deferred taxes), with the following added back: (a) capitalized R&D (net of amortization), (b) capitalized operating leases, (c) accumulated depreciation and (d) accumulated intangible amortization.

     Long-Term Incentive Program. From 2007 through 2009, our long-term incentive program for executive officers was comprised of equity awards in the form of time vesting stock options and time vesting restricted stock units, or RSUs. Beginning in 2010, our long-term incentive program for executive officers includes a combination of (i) performance vesting awards, tied to the achievement of pre-established performance goals over a three-year performance period, and (ii) time vesting stock options. Approximately half the grant is made in time vesting stock options with the remainder in performance vesting RSUs. The number of RSUs is determined by applying a 3:1 ratio such that one RSU is awarded for every three stock options.
     For the 2010-2012 performance period, the performance metrics are:
•	relative total shareholder return, or TSR, measured against the performance of a subset of biotechnology peer companies (currently 28 companies) in the S&P 500 Health Care Index; and
•	cash flow return on invested capital.
     Each Metric is Weighted Equally. For both metrics, performance between the threshold level and the target level will be awarded in performance vesting RSUs. The RSUs will be paid out in shares of our stock at the end of the three-year period if performance between the threshold level and target level is achieved. If performance above the target level is achieved, the portion of the award above the target level will be paid out in cash up to a predetermined maximum cash award. Since it is possible that performance-based RSUs may not pay out at all, it is completely “at risk” compensation.
     In January 2010, the compensation committee approved a range for the three-year cash flow return on invested capital metric of 85% to 115%. For performance between 85% and 100% of the cash flow return on invested capital target, the payout range is 50% to 100% of the senior executive’s target RSU award. Performance between 101% and 115% of the cash flow return on invested capital target will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum. The committee also approved the following performance levels for relative TSR:

Performance Level	Percentile Rank
Threshold	40th
Target	65th
Maximum	75th
     For performance between the relative TSR threshold and target levels, the payout range is 35% to 100% of the senior executive’s target RSU award. Relative TSR performance between the target and maximum levels will result in a cash payment that will be awarded based on performance achieved between target and maximum levels, up to a predetermined maximum.
     If a participating senior executive’s employment is terminated before the end of the performance period because of death, disability or retirement, payment of the performance vesting award will be pro-rated to the date of termination based upon the company’s actual achievement of performance levels at the end of the performance period. Pursuant to the terms of the RSU awards, upon a change in control, payment of a performance vesting award will be paid out at the target performance level and pro-rated to the date of the change of control. Notwithstanding the foregoing, in accordance with the terms of the Agreement and Plan of Merger, dated as of February 16, 2011, by and among the company, Sanofi-Aventis, or Sanofi, and GC Merger Corp., each RSU (including any RSUs which vest based on the achievement of performance conditions) that is outstanding immediately prior to the consummation of the tender offer, or the Tender Offer, by GC Merger Corp. will vest in full, if unvested, and the shares of common stock issued thereunder will be cancelled and converted upon the consummation of the tender offer into the right to receive the same consideration being paid by GC Merger Corp. for the shares of company common stock, tendered in the Tender Offer.
     Without sustained growth and positive stock price performance, our executives carry the risk that they will not be able to realize gains from the stock option component of their equity-based awards. Since it is possible that performance-based RSUs may not pay out at all, it is completely “at risk” compensation. The compensation committee does not consider realized gains from prior stock option or RSU awards in its compensation decisions for either cash or equity, as such awards recognize past achievement. While we encourage share ownership through this program, we do not have a formal share ownership policy. In addition, we do not have a specific policy regarding hedging the economic risk of share ownership, but advise our executive officers about the potential for violations under the short-sale rules of the Exchange Act.
     Mr. Termeer’s 2010 Compensation. At its meeting in December 2009, the compensation committee set base salary and target incentive cash compensation levels for 2010 for Mr. Termeer, our president and chief executive officer. In setting compensation for Mr. Termeer, the committee considered cash compensation levels of CEOs in our peer group, survey data provided by Towers Watson, and the company’s performance over the past year. The committee also considered secondary factors, including our financial performance prior to 2010 and Mr. Termeer’s cash and equity compensation during the past 10 years. In addition, citing the company’s business challenges and the results for 2009, Mr. Termeer requested that he not receive an increase in his base salary or cash incentive targets for 2010. After discussing this request, the committee determined not to increase base salary or cash incentive targets for Mr. Termeer for 2010.
     The compensation committee believes that an emphasis on cash incentive compensation tied to corporate performance is appropriate for a chief executive officer. The committee discussed the alignment of a pay-for-performance philosophy whereby total annual cash compensation is weighted more heavily toward pay considered to be “at risk”. Accordingly, Mr. Termeer’s level of short-term incentive compensation reflects our pay-for-performance philosophy under which his target annual incentive cash compensation makes up more than half of his potential total cash compensation. With no increase over 2009 cash compensation, the committee set Mr. Termeer’s base salary at $1,643,460 and his cash incentive target at $2,136,500. Of this amount, approximately 80%, or $1,709,200, was tied to corporate financial performance and 20%, or $427,300 was tied to Mr. Termeer’s individual performance. As described above under the heading “— Review of 2010,” we did not meet the corporate revenue and cash flow return on invested capital goals established under the 2010 annual incentive program. Accordingly, no amounts were payable to Mr. Termeer for those metrics. In February 2011, the committee awarded Mr. Termeer 120% of his individual performance target, citing specifically his leadership in the management of the process with investment bankers and other outside advisers, including the probing process; his successful negotiations with Sanofi; his successful communication and execution of the phase 3 alemtuzumab for the multiple sclerosis program; and his execution of the on-going manufacturing recovery. The committee also awarded Mr. Termeer 95% of his key business objectives target for a total combined annual incentive payout of $918,695. This represents a total of 43% of his combined target annual cash incentive for 2010.
     In February 2010, the compensation committee granted Mr. Termeer performance vesting RSUs and in June 2010, granted Mr. Termeer stock options to purchase shares of our common stock. The committee believes it is appropriate for equity awards to comprise a significant portion of Mr. Termeer’s total compensation. The committee referenced CEO equity data from the company’s peer group provided by Towers Watson to guide its decisions. The committee reviewed Mr. Termeer’s performance and the long-range performance and growth of the company, noting the key performance measures from 2009 considered in setting Mr. Termeer’s cash compensation discussed above. As a result of its analysis, the compensation committee decided to award the same number of stock options as he was awarded in 2009, and the same number of performance RSUs as was granted as time vesting RSUs in 2009. Accordingly, the committee granted Mr. Termeer stock options to purchase 190,000 shares of our common stock and performance vesting RSUs for 63,650 shares. This resulted in a decrease in value, at the time of grant, of 9% from his 2009 award.

     The following table summarizes the components of 2010 compensation decisions approved by the committee as a percentage of total compensation for Mr. Termeer:

	2010 ($)	% of Total
	(approved)	Compensation
Base salary	1,643,460	15%
Target annual cash incentive
— individual performance	427,300
— corporate revenue	854,600
— cash flow return on invested capital	427,300
— key business objectives	427,300
Total target annual cash incentive (1)	2,136,500	20%
Total target cash compensation	3,779,960	35%
Value of equity awards (2)
— stock options	3,768,802	35%
— performance RSUs	3,186,001	30%
Total equity value	6,954,803	65%
Total compensation	10,734,763	100%

(1)	None of the corporate revenue or cash flow return on invested capital cash incentive was paid to Mr. Termeer for 2010. Total compensation paid to Mr. Termeer for 2010 is discussed below under the “Summary Compensation Table” section of this Item 11.

(2)	Based on grant date fair value, discussed below under the “Grants of Plan-Based Awards for 2010” section of this Item 11.
     2010 Compensation for Named Executive Officers, Other than Mr. Termeer. To determine compensation for our other named executive officers in 2010, the compensation committee reviewed the compensation data of our peer group, as well as survey data provided by the committee’s compensation consultant. The committee’s objective is to ensure that total compensation for our named executive officers is appropriate and reflects the individual performance of each executive.
     The approach to compensation for our named executive officers also reflects our non-hierarchical management structure. We employ a relatively flat management structure compared with the more traditional multi-tiered management structures employed by many other companies. Our executive officers make up an operating committee that includes business, legal, medical and scientific officers. This operating committee meets regularly to discuss the ongoing management of the company as well as strategic planning for the company’s development and future growth. They have an integral role in helping Mr. Termeer chart the future of the company. Cash and equity compensation for members of the operating committee falls within relatively narrow ranges, reflecting the flat management layer directly below the CEO. Due to the way the operating committee operates, the differential between the compensation levels for our named executive officers and the compensation for Mr. Termeer is greater than that seen in the more traditional hierarchical compensation structures employed by many other companies.
     For the named executive officers other than himself, Mr. Termeer discusses with the compensation committee each officer’s individual performance and his recommendation for base salary increases and target annual cash incentive compensation amounts. Because the named executive officers are responsible for implementing our strategic direction, Mr. Termeer’s recommendations focus on sustainable, strategic decision-making capabilities for each individual relative to the company as a whole and each individual’s areas of responsibility. Mr. Termeer’s recommendations for 2010 included an emphasis on target incentive compensation to reflect our pay-for-performance structure. The committee also reviews a two-year history of cash compensation for each named executive officer. The committee reviews Mr. Termeer’s recommendations and makes its cash compensation decisions based on each officer’s performance, its assessment of that individual’s performance relative to the group and each officer’s compensation in light of competitive market information. At its December 2009 meeting, the committee determined not to increase base salary or cash incentive targets for 2010, excluding Dr. Meeker, for the named executive officers other than Mr. Termeer. The committee approved an increase of 3% for Dr. Meeker, to recognize his additional responsibilities in operations and the Biosurgery business. In addition, Dr. Meeker’s compensation was increased 23% in April 2010 when he took on the newly created role of Chief Operating Officer.
     A significant portion of executive compensation consists of annual cash incentive awards. The annual cash incentive targets for 2010 were tied to both corporate performance and performance in individual areas of responsibility. To reflect an emphasis on pay for performance, 80% of the annual cash incentive target for the named executive officers, other than Mr. Termeer, was tied to corporate financial performance. As described above under the heading “— Review of 2010,” we did not meet the corporate revenue and cash flow return on invested capital goals established under the 2010 annual incentive program. Accordingly, no amounts were payable to any of the named executive officers for those metrics. In February 2011, the committee awarded each named executive officer 95% of the key business objectives target for 2010 and Mr. Termeer made recommendations to the committee for the individual performance component of each named executive officer’s annual incentive, based on his evaluation of each officer’s performance during 2010. Consideration was given to the individual’s leadership, their management of their respective complex and dynamic areas of responsibility, and their individual contributions to the company during a very challenging year. Mr. Wyzga was awarded 80%, Dr. Meeker was awarded 90%, and Messrs. Wirth and Canute were each awarded 120%, of their respective individual performance targets. In awarding his annual performance above target, the committee noted Mr. Wirth’s leadership role during 2010 in negotiating with Mr. Whitworth and Mr. Icahn regarding director seats, as well as his on-going role in helping determine the strategic direction of the company, including in the negotiations with Sanofi. In awarding Mr. Canute’s annual performance above target, the committee noted his strong leadership skills and the significant progress he has made in getting global manufacturing back on track and assuring the sustainability of operations.
     In February 2010, the compensation committee granted performance vesting RSUs and in June 2010, granted stock options to purchase shares of our common stock to each of the named executive officers. To determine the number of options and performance vesting RSUs to grant to each named executive officer, the committee considered:
•	Mr. Termeer’s recommendations regarding each named executive officer’s performance in 2009 and assessment of the officer’s long-term potential at Genzyme;
•	equity grant data from our peer group;
•	survey data of long-term incentive practices prepared by Towers Watson; and
•	our equity granting history for the last three years.
     The committee approved equity awards of 42,750 stock options and 14,250 performance vesting RSUs for each of our named executive officers, excluding Dr. Meeker, other than Mr. Termeer. Dr. Meeker was awarded 14,250 performance vesting RSUs in February 2010, 5,750 performance vesting RSUs in April 2010 and 60,000 stock options in June 2010. Mr. Canute’s long-term incentive awards were granted when he joined the company in March 2010. The committee concluded that providing a grant with no increase in the number of stock options and restricted stock units as was granted in 2009 would be both appropriate and competitive with our peer group. Consistent with the adjustment made to Mr. Termeer’s awards, these awards had a decrease in value of 9% from 2009 awards. In addition, Mr. Canute was granted new-hire stock options and time vesting RSUs in March 2010 when he joined the company.

     The following table summarizes the components of 2010 compensation decisions approved by the committee as a percentage of total compensation for the named executive officers other than Mr. Termeer listed in the summary compensation table included below:

	Mr. Wyzga		Mr. Canute		Dr. Meeker		Mr. Wirth
Base salary	532,000	21%	485,000	10%	600,000	18%	760,000	27%
Target annual cash incentive
— individual performance	101,000		101,000		122,750		101,000
— corporate revenue	202,000		202,000		245,500		202,000
— cash flow return on invested capital	101,000		101,000		122,750		101,000
— key business objectives	101,000		101,000		122,750		101,000
Total target cash incentive (1)	505,000	19%	505,000	10%	613,750	18%	505,000	18%
Total target cash compensation	1,037,000	40%	990,000	20%	1,213,750	36%	1,265,000	45%
Value of equity awards (2)	1,561,264	60%	4,033,625	80%	2,156,547	64%	1,561,264	55%
Total compensation	2,598,264	100%	5,023,625	100%	3,370,297	100%	2,826,264	100%

(1)	None of the corporate revenue or cash flow return on invested capital cash incentive was paid for 2010. Total compensation paid to the named executive officers for 2010 is discussed below under the “Summary Compensation Table” section of this Item 11.

(2)	Based on grant date fair value, disussed below under the “Grants of Plan-Based Awards for 2010” section of this Item 11.
     Executive Employment Agreements. Messrs. Termeer and Wirth each have an employment agreement with an initial three-year term that automatically extends by one year each December 31, unless written notice of non-renewal is given. Each agreement provides that the board, or a duly appointed committee of the board, shall set the executive’s base salary annually, and that such base salary shall not be lower than the base salary for the preceding calendar year. Both agreements provide:
•	certain life and disability insurance benefits;
•	eligibility to participate in the company’s annual cash incentive plan;
•	eligibility to participate in the company’s equity incentive plans;
•	certain payments and benefits for termination without cause, with or without a change in control event, or termination by the executive for good reason following a change in control;
•	accelerated vesting of equity awards in the event of termination without a change in control event without cause, or due to death or disability; and
•	confidentiality, non-competition and ownership of inventions provisions.
     Executive Severance Agreements. The committee believes that it is in the best interests of the company and its shareholders to ensure the continued dedication of our executive officers should the company be in the situation of facing a change in control. Such a situation would require our executive officers to remain highly focused and attentive to managing the operations of the company. The financial security provided by severance benefits can mitigate the inevitable distractions created by the personal uncertainties and risks created by a pending or threatened change in control.
     Other than Messrs. Termeer and Wirth, whose severance arrangements are included in their employment agreements and described under the heading “— Executive Employment Agreements” above, we have severance agreements with all of our executive officers, including our named executive officers. These agreements have an initial one-year term and renew automatically each December 31 for an additional one-year period, unless written notice of non-renewal is given. Under these agreements, payments will be made following a change in control upon the involuntary termination of the named executive officer’s employment by us without cause or by the named executive officer for good reason.
     For a more complete description and quantification of benefits payable to our named executive officers upon and following termination of employment see below under the “Potential Payments upon Termination or Change in Control” section of this Item 11.

     None of the employment or severance agreements provide for tax gross-up payments, which allows us to avoid the often significant costs that could be involved in gross-up payments related to a change in control. None of the employment or severance agreements contain any clawback provisions.
     Tax Deduction Limits on Executive Compensation. Section 162(m) of the Code generally does not permit Genzyme a federal income tax deduction for taxable year compensation in excess of $1,000,000 paid to each of our chief executive officer and our three other highest paid executive officers excluding the chief financial officer. Certain performance-based compensation that is awarded under a plan, the material terms of which have been approved by shareholders, is exempt from the deduction limit. Although the 2010 salary and annual cash incentive awards paid to our named executive officers do not qualify for the performance-based compensation exemption, our shareholders have approved the 2001 and 2004 Equity Incentive Plans, which are designed to allow us to deduct the compensation expense related to stock options granted to our named executive officers under those plans. We have in the past and may in the future award compensation that is not fully deductible under Section 162(m).
     This compensation discussion and analysis is intended to provide an overview and analysis of the policies and decisions made for executive compensation. We believe the decisions of the compensation committee and the company follow a deliberate and thoughtful process and are aligned with both the short- and long-term objectives of the corporation and its shareholders. The following tables and disclosures are intended to support and augment this discussion.
SUMMARY COMPENSATION TABLE
     The following table provides information about the compensation earned during the last three years by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during 2010, whom we refer to collectively as our named executive officers.

					Non-
					Equity
					Incentive	All
					Plan	Other
			Stock	Option	Compen-	Compen
Name and Principal		Salary	Awards	Awards	sation	-sation
Position	Year	($)(1)	($)(1)	($)(1)	($)	($)(2)	Total ($)
Henri A. Termeer	2010	1,643,460	3,186,001	3,768,802	918,695	128,132	9,645,090
Chief Executive Officer (3)(5)	2009	1,704,725	3,733,709	3,944,780	0	124,189	9,507,403
	2008	1,578,514	4,588,160	4,454,400	1,962,725	115,502	12,699,301

Michael S. Wyzga	2010	532,000	713,284	847,980	176,750	14,249	2,284,263
Executive Vice President;	2009	551,785	835,905	887,576	100,000	14,256	2,389,522
Chief Financial Officer	2008	509,538	1,027,200	1,002,240	489,500	13,347	3,041,825

Scott A. Canute (4)	2010	410,385	2,168,510	1,865,115	217,150	170,858	4,832,018
Executive Vice President; President, Global Manufacturing and Corporate Operations

David P. Meeker, M.D.	2010	573,219	966,399	1,190,148	227,088	10,187	2,967,041
Chief Operating Officer	2009	491,731	835,905	887,576	96,880	9,985	2,322,077
	2008	424,308	1,027,200	1,002,240	450,803	9,643	2,914,194

Peter Wirth	2010	760,000	713,284	847,980	217,150	16,611	2,555,025
Executive Vice President (5)	2009	788,462	835,905	887,576	105,000	16,611	2,633,554
	2008	734,331	1,027,200	1,002,240	489,500	15,711	3,268,982

(1)	We are required to account for equity awards at fair value. In 2010, we granted equity awards under a long-term incentive program for senior executives that includes a combination of time vesting stock options and performance and market vesting restricted stock units, or PSUs, tied to the achievement of pre-established performance and market goals over a three-year performance period. The value of stock option awards was determined using the Black-Scholes option valuation model, which estimates the value of an equity award using subjective assumptions which can vary over time. PSUs granted in 2010 have a performance period from 2010 through 2012 and performance metrics of (1) cash flow return on invested capital and (2) relative total shareholder return, or R-TSR. The fair value of PSUs subject to the cash flow return on investment performance metric is estimated based on the market value of our stock on the date of grant using the Black-Scholes valuation model. We use a lattice model with a Monte Carlo simulation to determine the fair value of PSUs subject to the R-TSR performance metric. Valuation information regarding the 2010 option and PSU awards can be found below under the “Grants of Plan-Based Awards for 2010” section of this Item 11. For a more complete discussion of the relevant assumptions we use to calculate the grant date fair value of option awards, see Note A, “Summary of Significant Accounting Policies — Stock-Based Compensation,” and Note N, “Stockholders’ Equity,” to our consolidated financial statements included in Part II, Item 8. of the Original Filing.

(2)	All other compensation above includes company contributions made under our retirement savings plan, a 401(k) plan.

(3)	For security purposes we provide a driver to Mr. Termeer for commuting to and from work and work-related events. The cost to the company of providing this benefit to Mr. Termeer was $84,329 for 2010, $81,386 for 2009 and $73,599 for 2008 and is included in “All Other Compensation” for Mr. Termeer. This cost is based on the driver’s salary plus vehicle expenses, including gas, mileage, and vehicle lease expense.

(4)	Mr. Canute joined the Company on March 1, 2010. All other compensation for Mr. Canute includes a sign-on bonus of $50,000 and relocation costs totaling $106,158.

(5)	All other compensation for Mr. Termeer for 2010, 2009 and 2008 includes insurance premiums totaling $28,103 in each year that we paid for life and disability insurance benefits. For Mr. Wirth, all other compensation includes insurance premiums of $1,911 for each of 2010, 2009 and 2008 that we paid for life insurance benefits. We have provided these insurance policies to ensure Messrs. Termeer and Wirth receive a similar level of benefit as is provided in our group plans, as their calculated benefits under our group plan exceed the maximum limits.

GRANTS OF PLAN-BASED AWARDS FOR 2010
     The following table provides information about the annual cash awards and equity incentive awards granted to each of our named executive officers during the year ended December 31, 2010.

									All Other			Grant
									Stock	All Other	Exercise	Date Fair
									Awards:	Option	or	Value of
			Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Number	Awards:	Base	Stock
			Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			of Shares	Number of	Price	and
			Thresh-						of Stock	Securities	of Option	Option
	Approval	Grant	hold	Target	Maximum			Max-	or Units	Underlying	Awards	Awards
Name	Date	Date	($)	($)	($)	Threshhold	Target	imum	(#)	Options (#)	($/Sh)	($)
Henri A. Termeer	1/22/2010	N/A	0	2,136,500	3,418,400
	2/24/2010	2/24/2010				15,912	31,825	31,825				1,798,113
	2/24/2010	2/24/2010				11,138	31,825	31,825				1,387,888
	6/15/2010	6/16/2010								190,000	$51.52	3,768,802

Michael S. Wyzga	1/22/2010	N/A	0	505,000	808,000
	2/24/2010	2/24/2010				3,562	7,125	7,125				402,563
	2/24/2010	2/24/2010				2,493	7,125	7,125				310,721
	6/15/2010	6/16/2010								42,750	$51.52	847,980

Scott A. Canute	3/1/2010	N/A	0	505,000	808,000
	3/1/2010	3/1/2010				3,562	7,125	7,125				412,039
	3/1/2010	3/1/2010				2,493	7,125	7,125				310,721
	3/1/2010	3/15/2010							25,000			1,445,750
	3/1/2010	3/15/2010								50,000	$57.22	1,017,135
	6/15/2010	6/15/2010								42,750	$51.52	847,980

David P. Meeker	1/22/2010	N/A	0	650,000	1,040,000
	2/24/2010	2/24/2010				3,562	7,125	7,125				402,563
	2/24/2010	2/24/2010				2,493	7,125	7,125				310,721
	4/1/2010	4/1/2010				1,437	2,875	2,875				151,081
	4/1/2010	4/1/2010				1,006	2,875	2,875				102,034
	6/15/2010	6/16/2010								60,000	$51.52	1,190,148

Peter Wirth	1/22/2010	N/A	0	505,000	808,000
	2/24/2010	2/24/2010				3,562	7,125	7,125				402,563
	2/24/2010	2/24/2010				2,493	7,125	7,125				310,721
	6/15/2010	6/16/2010								42,750	$51.52	847,980

(1)	Actual amounts paid in March 2011 are included in the “Non-Equity Incentive Plan Compensation” column of the preceding Summary Compensation Table. The threshold amounts assume a payout of 30% of each of the corporate revenue and cash flow return on invested capital components of the named executive officer’s annual cash incentive. The maximum amounts assume a payout of 200% of each of the corporate revenue and cash flow return on invested capital components of the named executive officer’s annual cash incentive.

(2)	Represents target payout under our 2010 long-term incentive program. The threshold amounts assume a payout of 50% of the executive’s RSU award for the cash flow return on invested capital target, and 35% of the executive’s RSU award for the relative TSR target.
     On February 24, 2010, our compensation committee granted PSUs to the named executive officers under the 2004 Equity Incentive Plan, with a performance period of January 1, 2010 through December 31, 2012. PSUs subject to the cash flow return on investment performance metric granted on February 24, 2010 had a grant date fair market value of $56.50 per share which was the closing price of our stock on that date. PSUs subject to the R-TSR performance metric granted on February 24, 2010 had a grant date fair market value of $43.61 per share. The committee awarded PSUs to Mr. Canute on March 1, 2010, when he joined the Company. Mr. Canute was granted time vesting RSUs and stock options on March 15, 2010 under our new-hire equity grant program. The RSUs had a grant date fair value and option exercise price of $57.22, which was the closing price of our stock on the date of grant and the options had a grant date fair value of $20.34 per share, which was based on the Black-Scholes option pricing model. The committee awarded additional PSUs to Dr. Meeker on April 1, 2010 under the same performance metrics as the February 2010 awards. On June 16, 2010, stock options were granted to the named executive officers at the same time that stock options and time vesting RSUs were granted to all qualified, eligible employees of the company. These stock options have an exercise price of $51.52 per share, which was the closing price of our stock on the date of grant. The options have a ten-year term and vest 20% on the date of grant with an additional 20% vesting annually over the next four years on the anniversary of the date of grant.
     The grant date fair value of the stock options granted on June 16, 2010 was $19.84 per share, which was based on the Black-Scholes option pricing model. For a more complete discussion of the relevant assumptions we use to calculate the grant date fair value of equity awards can be found in Note A, “Summary of Significant Accounting Policies — Stock-Based Compensation,” and Note N, "Stockholders’ Equity,” to our consolidated financial statements included in Part II, Item 8. of the Original Filing.
     The stock option awards for the named executive officers include vesting acceleration in the event of termination as a result of disability or death, or upon a change in control of the company. Stock options and time vesting RSUs for Messrs. Termeer and Wirth will automatically vest if employment is terminated by the company without cause prior to a change in control.

     For stock option awards, in the event of termination as a result of disability or death, the named executive officers, or their beneficiaries, will have one year to exercise vested options unless the options otherwise would expire under their stated terms. In addition, if the named executive officer has reached retirement eligibility (defined as age 60 plus completion of at least five years of service) with the company, at termination of employment for any reason other than cause, vesting of stock options will be accelerated and the executive officer will have three years to exercise the options unless they otherwise would expire under their stated terms. This retirement eligibility provision does not apply to options granted before December 1, 2003. The named executive officers do not have any acceleration of vesting provision relating to retirement eligibility for RSU awards. Nonstatutory options for the named executive officers are transferable to defined family members.
     If a named executive officer leaves his employment with us for any reason other than death, disability, retirement (as described above), following a change in control, or for cause, he may exercise vested options for a period of 90 days from the date of termination. Unvested options will be cancelled as of the date of termination.
OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
     The following table provides information about outstanding stock option awards and unvested restricted stock units held by each of our named executive officers as of December 31, 2010.

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market
	Securities	Securities			Shares or	Value of
	Underlying	Underlying			Units of	Shares or
	Unexercised	Unexercised			Stock That	Units of
	Options (#)	Options (#)	Option	Option	Have Not	Stock That
	Exercisable	Unexercisable	Exercise	Expiration	Vested	Have Not
Name	(1)	(1)(2)	Price ($)	Date	(#)(3)	Vested ($)(4)
Henri A. Termeer	12,362		126.59	5/31/2011	128,418	9,143,362
	5,614		274.31	5/31/2011
	500,000		53.47	5/31/2011
	600,000		32.52	5/30/2012
	6,181		85.74	5/30/2012
	7,017		41.50	5/30/2012
	475,000		46.24	5/29/2013
	460,000		43.90	5/27/2014
	425,000		62.98	5/26/2015
	400,000		58.50	5/25/2016
	160,000	40,000	62.16	5/24/2017
	120,000	80,000	68.48	5/22/2018
	76,000	114,000	58.66	5/21/2019
	38,000	152,000	51.52	6/16/2020

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market
	Securities	Securities			Shares or	Value of
	Underlying	Underlying			Units of	Shares or
	Unexercised	Unexercised			Stock That	Units of
	Options (#)	Options (#)	Option	Option	Have Not	Stock That
	Exercisable	Unexercisable	Exercise	Expiration	Vested	Have Not
Name	(1)	(1)(2)	Price ($)	Date	(#)(3)	Vested ($)(4)
Michael S. Wyzga	592		135.25	2/9/2011	43,500	3,097,200
	791		126.59	5/31/2011
	505		274.31	5/31/2011
	954		85.74	5/30/2012
	90,000		46.24	5/29/2013
	81,000		43.90	5/27/2014
	69,000		62.98	5/26/2015
	69,000		58.50	5/25/2016
	36,000	9,000	62.16	5/24/2017
	27,000	18,000	68.48	5/22/2018
	17,100	25,650	58.66	5/21/2019
	8,550	34,200	51.52	6/16/2020

	Option Awards				Stock Awards
					Number
	Number of	Number of			of Shares	Market
	Securities	Securities			or Units	Value of
	Underlying	Underlying			of Stock	Shares or
	Unexercised	Unexercised			That	Units of
	Options (#)	Options (#)	Option	Option	Have Not	Stock That
	Exercisable	Unexercisable	Exercise	Expiration	Vested	Have Not
Name	(1)	(1)(2)	Price ($)	Date	(#)(3)	Vested ($)(4)
David P. Meeker	169		135.25	2/9/2011	49,250	3,506,600
	20,000		50.02	4/16/2011
	29,080		53.47	5/31/2011
	20,630		32.52	5/30/2012
	4,000		27.46	6/12/2012
	15,000		30.57	3/6/2013
	22,500		46.24	5/29/2013
	41,000		43.90	5/27/2014
	35,000		62.98	5/26/2015
	48,500		58.50	5/25/2016
	19,400	4,850	62.16	5/24/2017
	27,000	18,000	68.48	5/22/2018
	17,100	25,650	58.66	5/21/2019
	12,000	48,000	51.52	6/16/2020

	Option Awards				Stock Awards
					Number
	Number of	Number of			of Shares	Market
	Securities	Securities			or Units	Value of
	Underlying	Underlying			of Stock	Shares or
	Unexercised	Unexercised			That	Units of
	Options (#)	Options (#)	Option	Option	Have Not	Stock That
	Exercisable	Unexercisable	Exercise	Expiration	Vested	Have Not
Name	(1)	(1)(2)	Price ($)	Date	(#)(3)	Vested ($)(4)
Peter Wirth	520		135.25	2/9/2011	43,500	3,097,200
	1,571		274.31	5/31/2011
	642		126.59	5/31/2011
	62,000		53.47	5/31/2011
	2,245		41.50	5/30/2012
	185,300		32.52	5/30/2012
	1,468		85.74	5/30/2012
	90,000		46.24	5/29/2013
	81,000		43.90	5/27/2014
	69,000		62.98	2/26/2015
	69,000		58.50	5/25/2016
	36,000	9,000	62.16	5/24/2017
	27,000	18,000	68.48	5/22/2018
	17,100	25,650	58.66	5/21/2019
	8,550	34,200	51.52	6/16/2020

(1)	Includes stock options originally granted in our Biosurgery and Molecular Oncology tracking stocks which were converted into stock options for Genzyme common stock on June 30, 2003. A total of 40,631 of these converted options are exercisable with exercise prices from $41.50 to $274.31.

(2)	Stock options vest 20% on the date of grant and 20% per year over the next four years on the anniversary of the date of grant. The grant date of the stock options is ten years prior to the option expiration date.

(3)	The following table provides information with respect to the vesting of each outstanding time-vesting RSU and performance-vesting RSU held by the named executive officers as of December 31, 2010:

RSU Vesting Date	H. Termeer	M. Wyzga	D. Meeker	P. Wirth
May 22, 2011	22,334	15,000	15,000	15,000
May 21, 2011	21,217
May 21, 2012	21,217	14,250	14,250	14,250
March 1 2013
PSU Vesting Date
December 31, 2012	63,650	14,250	20,000	14,250

Totals	128,418	43,500	49,250	43,500

(4)	The market value of RSUs is based on a price of $71.20, which was the closing price of our stock on December 31, 2010.

2010 OPTION EXERCISES AND STOCK VESTED
     The following table provides information about the exercise of stock options and vesting of restricted stock units during the year ended December 31, 2010 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired On	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)	Vesting (#)(1)	On Vesting ($)
Henri A. Termeer	200,000	5,331,380	110,549	5,379,146
Michael S. Wyzga	0	0	15,000	727,200
Scott A. Canute	0	0	0	0
David P. Meeker	16,488	371,951	8,083	391,864
Peter Wirth	48,216	1,157,473	15,000	727,200

(1)	Time vesting RSUs granted in 2007 vested in May 2010 under their terms. For Mr. Termeer, shares acquired for time vesting RSUs includes vesting of 22,333 shares granted in 2008 and 21,216 shares granted in 2009, under the retirement eligibility vesting provisions of those awards.
     On February 23, 2009, Mr. Termeer entered into a Rule 10b5-1 trading plan to exercise 400,000 stock options due to expire in May 2010 and sell the exercised shares at specified prices. Mr. Termeer’s trading plan included provisions to exercise and sell the shares at certain pre-determined dates if his limit prices are not met, in order to ensure that all of the shares are exercised and sold prior to the expiration date of the stock options. As a result of not meeting a limit order sale price, in November 2009, 200,000 shares were exercised and sold under the plan. In February 2010, an additional 100,000 shares were exercised and sold under the plan and on May 17, 2010, the final 100,000 shares were exercised and sold under the plan.
     Mr. Wirth entered into a Rule 10b5-1 trading plan to exercise 48,216 stock options due to expire in May 2010 and to sell the exercised shares. Dr. Meeker entered into a Rule 10b5-1 trading plan to exercise 16,488 stock options that were due to expire in May 2010 and to sell the exercised shares.
     We encourage our officers to establish Rule 10b5-1 trading plans. Given the limited times during the year when our officers are allowed to trade, transactions under a Rule 10b5-1 trading plan allow our officers to trade in our stock without becoming subject to the presumption that they are basing their trades on non-public information.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     Due to factors such as the timing during the year of an event, the company’s stock price and the executive’s age, any of which can affect the nature and amount of benefits provided upon the events discussed below, actual amounts paid or distributed may vary. All equity calculations in this discussion assume a stock price of $71.20, which was the closing price of our stock on December 31, 2010, the last trading day of the year.
     Termination Outside of a Change in Control. The employment agreements for Messrs. Termeer and Wirth provide for the following payments upon termination by us without cause prior to a change in control:
•	a lump sum payment of two times the sum of his annual salary and annual cash incentive;

•	continued health, life and disability insurance and other benefits for two years from the date of termination, except to the extent comparable benefits are provided by a new employer; and

•	full vesting of all non-performance based options or RSUs under our equity incentive plans.

     Assuming the employment of Messrs. Termeer and Wirth had been terminated by us without cause prior to a change in control on December 31, 2010, they would have been entitled to the following payments:

	Lump Sum		Value of Accelerated
	Base + Bonus ($)	Benefits ($)	Equity Awards ($)	Total (1)
Henri A. Termeer	5,249,645	103,885	14,302,400	19,655,930
Peter Wirth	2,114,500	5,909	3,207,627	5,328,036

(1)	Cash payment amounts are based on the following components:
•	base pay using salary as of December 31, 2010 times the multiplier;

•	annual cash incentive, calculated by taking the higher of (a) the last cash incentive paid, or (b) the average of the last two cash incentives paid, times the multiplier;

•	health benefits, based on COBRA rates as of January 1, 2011; and

•	life and disability insurance premiums, based on current formula calculations.
     Termination Due to Death or Disability. In the event that a named executive officer’s employment is terminated due to death, all non-performance based stock options would fully vest under the terms and conditions of the named executive officers’ equity awards and their beneficiaries would have one year from the date of termination to exercise their options unless the options otherwise would expire under their stated terms. The terms of Mr. Termeer’s and Mr. Wirth’s employment agreements also provide for accelerated vesting of non-performance based equity upon death.
     For termination of employment due to disability for Messrs. Termeer and Wirth, all non-performance based RSUs would fully vest under the terms and conditions of their employment agreements and their equity awards. For the other named executive officers, outstanding non-performance based RSUs would be cancelled at termination for disability under the terms and conditions of their equity awards.
     Assuming the employment of the named executive officers had been terminated due to death or disability on December 31, 2010, they would have been entitled to accelerated vesting of equity with the following value:

	Value of Accelerated	Value of Accelerated
	Equity Awards Due to	Equity Awards Due to
	Death ($)	Disability ($)
Henri A. Termeer	14,302,400	14,302,400
Michael S. Wyzga	3,207,627	1,125,027
Scott A. Canute	3,152,056	1,372,056
David P. Meeker	3,441,695	1,359,095
Peter Wirth	3,207,627	3,207,627
     Termination with Retirement Eligibility. Under the terms and conditions of the named executive officers’ equity awards, if their employment terminates for any reason other than for cause after they have reached retirement eligibility (defined as age 60 plus completion of at least five years of service), they will receive full vesting of their outstanding non-performance based stock options and will have three years from the date of termination to exercise the options unless the options would otherwise expire under their stated terms. None of our named executive officers receive any accelerated vesting for RSUs for termination with retirement eligibility. Messrs. Termeer and Wirth have met the retirement eligibility definition, and assuming these executive officers had terminated their employment on December 31, 2010 other than for cause, they would have been entitled to accelerated vesting of stock options with the following value:

Value of Accelerated Stock Options ($)
Henri A. Termeer	5,000,120
Peter Wirth	1,125,027
     Termination Following a Change in Control. Under the employment agreements with Messrs. Termeer and Wirth, upon termination following a change in control of the company, by us other than for cause or disability or by Mr. Termeer or Mr. Wirth for good reason, we must:
•	make a lump sum severance payment of three times the sum of his annual salary and annual cash incentive;

•	continue life, disability, accident and health insurance coverage for three years, except to the extent comparable benefits are provided by a new employer; and

•	in certain circumstances, pay legal costs and relocation expenses associated with the termination.
     Under the severance agreements with Messrs. Canute and Wyzga, and Dr. Meeker, upon termination of employment following a change in control of the company, by us without cause or by the named executive officer for good reason, we must:
•	make a lump sum severance payment of two times the sum of his annual salary and annual cash incentive;

•	continue life, disability, accident and health insurance coverage for two years following the date of termination, except to the extent comparable benefits are provided by a new employer;

•	provide outplacement services; and

•	in certain circumstances, pay legal costs and relocation expenses associated with such termination.
     In addition, under the terms and conditions of the named executive officers’ equity awards, upon a change in control they will receive full vesting of their outstanding stock options and RSUs.
     Under the named executive officer’s employment or severance agreements, as applicable, the amounts payable upon a change in control would be reduced to the extent necessary to maximize the after-tax value to each named executive officer. Assuming the employment of our named executive officers had been terminated following a change in control of the company by us without cause or by the named executive officer for good reason on December 31, 2010, with no such reduction, they would have been entitled to the following payments:

	Lump Sum		Value of Accelerated
	Base + Bonus ($)	Benefits ($)	Equity Awards ($)(1)	Total (2)(3)
Henri A. Termeer	7,874,468	355,828	14,302,400	22,532,696
Michael S. Wyzga	1,653,500	274,072	3,207,627	5,135,199
Scott A. Canute	970,000	276,851	3,152,056	4,398,907
David P. Meeker	1,747,683	277,261	3,441,695	5,466,639
Peter Wirth	3,171,750	208,864	3,207,627	6,588,241

(1)	The value of accelerated equity awards is based on a price of $71.20, which was the closing price of our stock on December 31, 2010.

(2)	Cash payment amounts are based on the following components:
•	base pay using salary as of December 31, 2010 times the applicable multiplier;

•	annual cash incentive, calculated by taking the higher of (a) the last cash incentive paid, or (b) the average of the last two cash incentives paid, times the applicable multiplier;

•	health benefits, based on COBRA rates as of January 1, 2011;

•	life, accident and disability insurance premiums, based on current formula calculations;

•	outplacement services, using the maximum provided for in the agreements;

•	relocation services, based on most recent costs paid by us for executive relocation; and

•	legal fees, based on an estimate of average attorney rates and hours of estimated services needed.
(3)	The amounts in the table above vary from those provided in Item 3(a) in Amendment No. 25 to our Solicitation/Recommendation Statement or Schedule 14D-9 filed with the SEC on March 7, 2011, which assumed that the employment of our named executive officers will terminate following a change in control of Genzyme either by us without cause or by the executive officer for good reason on April 1, 2011 and did not include the value of accelerated equity awards because all equity awards will accelerate upon consummation of the Tender Offer.

     Under the employment agreements with Messrs. Termeer and Wirth, and the severance agreements with Messrs. Canute and Wyzga, and Dr. Meeker, a “change in control” would be deemed to have occurred if:
•	any person, other than Genzyme or our affiliate, becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

•	during any period of 24 consecutive months, the individuals who at the beginning of such period constituted our board of directors or any individuals who would be continuing directors cease for any reason to constitute a majority of our board of directors;

•	there is consummated a merger, share exchange or consolidation with any other company or the sale of all or substantially all of our assets (each, a business combination), other than (i) a business combination that would result in the Genzyme shareholders prior to the business combination continuing to hold a majority of the voting power of the surviving entity or (ii) a business combination effected to implement a recapitalization of the company where no person becomes the beneficial owner of 50% or more of the voting power of our then outstanding securities; or

•	our shareholders approve a plan of complete liquidation of the company.
     Proposed Acquisition by Sanofi-Aventis. As described under the heading “— Proposed Acquisition by Sanofi-Aventis” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Original Filing, on February 16, 2011, we announced that we had entered into a definitive merger agreement with Sanofi and a wholly-owned subsidiary of Sanofi. For additional details regarding the amounts payable to our named executive officers if the merger transaction is completed, please see our Current Report on Form 8-K, dated February 16, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.
DIRECTOR COMPENSATION
     The following table sets forth information concerning the compensation paid to, or earned by, our non-employee directors for the year ended December 31, 2010. Henri A. Termeer, the Chairman of our Board of Directors, is not included in the table as he is also our President and Chief Executive Officer and accordingly receives no compensation for his service as director. Information about Mr. Termeer’s compensation is provided under the “Summary Compensation Table” section above.

	Fees
	Earned	Stock	Option	All Other
	or Paid in	Awards	Awards	Compen-
Name	Cash ($)	(2)(3)	($)(2)(3)	sation ($)	Total ($)
Douglas A. Berthiaume	105,167	122,360	141,330	—	368,857
Robert J. Bertolini	142,833	122,360	141,330	—	406,523
Gail K. Boudreaux	123,500	122,360	141,330	—	387,190
Steven J. Burakoff (1)	55,538	122,360	141,330	—	319,228
Robert J. Carpenter	152,750	122,360	141,330	—	416,440
Charles L. Cooney	128,000	122,360	141,330	—	391,690
Victor J. Dzau	100,500	122,360	141,330	—	364,190
Eric J. Ende (1)	65,038	122,360	141,330	—	328,728
Dennis M. Fenton (1)	62,538	122,360	141,330	—	326,228
Sen. Connie Mack	122,500	122,360	141,330	—	386,190
Richard F. Syron	112,000	122,360	141,330	—	375,690
Ralph V. Whitworth (1)(2)	90,577	247,428	293,536	—	631,541

(1)	Drs. Burakoff, Ende and Fenton were appointed to the board of directors on June 16, 2010. Mr. Whitworth was appointed to the board of directors on April 14, 2010.

(2)	The amounts reported for stock and option awards represent the grant date fair value of the awards. On June 16, 2010, under the automatic grant provisions of our 2007 Director Equity Plan, each non-employee director was granted RSUs for 2,375 shares, and stock options to purchase 7,125 shares, of our stock. These RSUs have a grant date fair value, and stock options have an exercise price, of $51.52 per share, which was the closing price of our stock on the date of grant. On April 14, 2010, Mr. Whitworth was granted RSUs for 2,375 shares, and stock options to purchase 7,125 shares, of our stock. Mr. Whitworth’s RSUs have a grant date fair value, and stock options have an exercise price, of $52.66 per share, which was the closing price of our stock on April 14, 2010.
The grant date fair value of the stock options granted on April 14, 2010 and June 16, 2010 were $21.36 and $19.84 per share, respectively, which were based on the Black-Scholes option pricing model. For a discussion of the relevant assumptions we use to calculate grant date fair value, see Note A, “Summary of Significant Accounting Policies — Stock-Based Compensation,” and Note N, “Stockholders’ Equity,” to our consolidated financial statements included in Part II, Item 8. of the Original Filing.
(3)	Non-employee directors had the following aggregate stock options and RSUs outstanding as of December 31, 2010:

	Stock Options	RSUs
Douglas A. Berthiaume	102,222	2,375
Robert J. Bertolini	14,250	2,375
Gail K. Boudreaux	82,125	2,375
Steven J. Burakoff	7,125	2,375
Robert J. Carpenter	98,630	2,375
Charles L. Cooney	71,630	2,375
Victor J. Dzau	84,039	2,375
Eric J. Ende	7,125	2,375
Dennis M. Fenton	7,125	2,375
Sen. Connie Mack	90,812	2,375
Richard F. Syron	67,125	2,375
Ralph V. Whitworth	14,250	2,375
The outstanding stock options have an average exercise price of $59.24 per share and a remaining average life of 5.8 years.
     Our non-employee directors, receive the following cash compensation for their service on the board and its committees:
•	an annual retainer of $40,000, paid quarterly;

•	$2,500 for each board meeting they attend;

•	$1,500 for each committee meeting they attend;

•	an annual retainer of $20,000 for service as audit committee chair, paid quarterly;

•	an annual retainer of $10,000 for service as compensation committee chair, paid quarterly; and

•	an annual retainer of $10,000 for service as nominating and corporate governance committee chair, paid quarterly.
     As part of changes implemented to strengthen the role of our lead director, the compensation committee requested its compensation consultant prepare an analysis of lead director compensation, including at our peer companies. Following a review of this analysis, the committee recommended to the board in February 2010, and the board approved, an annual retainer of $25,000, paid quarterly, for service as lead director of the company. In addition, the committee also approved an increase from $10,000 to $20,000 to the annual retainer for service as compensation committee chair. In August 2010, the committee reviewed the role and responsibilities of the lead director and recommended to the board, and the board approved, an increase to the annual retainer for service as the lead director from $25,000 to $50,000, effective October 1, 2010.
     Non-employee directors also receive equity awards for each year (or partial year) that they serve on our board. Stock options and RSUs are granted automatically under our 2007 Director Equity Plan on the date of each annual meeting of shareholders or, in the case of directors elected other than at an annual meeting, upon election to the board. The plan provides for an annual grant to each non-employee board member of (1) stock options to purchase 7,125 shares of our stock, and (2) RSUs for 2,375 shares of our stock. Stock options and RSUs become fully vested on the date of the next annual shareholders meeting following the date of grant, provided the director is an active member of the board at the opening of business on that date. Each stock option grant has an exercise price equal to the closing price of the stock on the date of grant and a term of ten years. RSUs are valued on the date of grant based on the closing price of our stock. The plan provides for acceleration of all unvested awards in the event of a change in control of the company.
     Under our Directors Deferred Compensation Plan, each director may choose to defer receipt of all or part of the cash compensation payable to him or her as a director until the year following the year his or her service as a director ends or until another date specified in advance by the director. The director can elect to defer compensation in exchange for a future payment of cash, stock or a combination of cash and stock. At the director’s election, the future payments may be made in either a lump sum or annual installments for a period specified by the director, up to a maximum of five years. Amounts deferred in the cash account are credited with interest on the last day of each calendar quarter at the rate paid on 90-day Treasury bills hypothetically purchased on the first day of the calendar quarter. Amounts deferred in the stock account are treated as invested in hypothetical shares of our common stock, and the hypothetical shares are credited to the director’s account on the first day of each calendar quarter based on the average closing price of our common stock for all trading days during the preceding quarter. As of December 31, 2010, five of the twelve eligible directors had accounts under the plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY PLANS
     The following table provides information about shares of our stock that may be issued under our 2001 Equity Incentive Plan, 2004 Equity Incentive Plan, 2007 Director Equity Plan, Directors’ Deferred Compensation Plan and 2009 Employee Stock Purchase Plan, as of December 31, 2010:

Number of securities
remaining available for
future issuance under
	Number of securities to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	31,369,918	(1)	$47.51	8,254,216	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	31,369,918		$47.51	8,254,216

(1)	Includes options outstanding assumed in the following acquisitions:

			Weighted-average
		Options	exercise
	Acquisition Date	Outstanding	price ($)
Ilex	December 2004	9,900	42.84
Focal	June 2001	458	73.61
Novazyme	September 2001	442	1.75
Also includes 22,832 shares in deferred compensation obligations that may be paid out in shares of our common stock.
(2)	Includes 2,559,273 shares that may be issued under our 2009 Employee Stock Purchase Plan plus 83,129 shares reserved under our Directors’ Deferred Compensation Plan.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following tables set forth the number of shares of our common stock beneficially owned:
•	as of March 18, 2011, by each of our directors, each of our named executive officers and our directors and executive officers as a group; and

•	as of the date indicated, by each person know to us to own 5% or more of our outstanding shares.
     Ownership percentages are based on 263,669,254 shares outstanding as of March 18, 2011. Unless otherwise noted below, each person has sole voting and investment power for the shares that they beneficially own.

	Number of	Percent of
Directors and Named Executive Officers	Shares (1)	Common Stock
Scott Canute	21,050	*
Zoltan Csimma	278,644	*
Thomas DesRosier	159,747	*
James Geraghty	189,382	*
David P. Meeker (2)	322,877	*
Richard Moscicki	415,317	*

	Number of	Percent of
Directors and Named Executive Officers	Shares (1)	Common Stock
Alan Smith	406,903	*
Sandford D. Smith	242,990	*
Henri A. Termeer (3)	3,975,330	1.5%
Peter Wirth (4)	666,505	*
Michael S. Wyzga	424,375	*
Douglas Berthiaume (5)	170,106	*
Robert Bertolini	9,500	*
Gail Boudreaux	80,000	*
Steven Burakoff	0	*
Robert Carpenter	122,935	*
Charles L. Cooney (6)	76,121	*
Victor J. Dzau (7)	83,871	*
Eric Ende	0	*
Dennis Fenton	355	*
Connie Mack III	87,421	*
Richard F. Syron	65,011	*
Ralph Whitworth (8)	10,615,748	4.0%
All current officers and directors as a group (23 people)	18,414,188	7.0%

*	Represents less than 1%.

(1)	The shares listed include the following stock options exercisable and restricted stock units, or RSUs, vesting within 60 days after March 18, 2011:

Number of
Shares Subject
to Stock
Options and
RSUs
Scott Canute	21,050
Zoltan Csimma	265,664
Thomas DesRosier	152,589
James Geraghty	184,660
David P. Meeker	311,210
Richard Moscicki	394,487
Alan Smith	369,412
Sandford D. Smith	222,319
Henri A. Termeer	3,285,174

Number of
Shares Subject
to Stock
Options and
RSUs
Peter Wirth	650,876
Michael S. Wyzga	399,900
Douglas Berthiaume	94,900
Robert Bertolini	7,125
Gail Boudreaux	75,000
Steven Burakoff	0
Robert Carpenter	91,110
Charles L. Cooney	64,110
Victor J. Dzau	76,321
Eric Ende	0
Dennis Fenton	0
Connie Mack III	82,421
Richard F. Syron	60,000
Ralph Whitworth	7,125
All current officers and directors as a group (23 people)	6,815,453
(2)	The stock beneficially owned by Dr. Meeker includes 621 shares held by his wife and 495 shares held by his children. Dr. Meeker disclaims beneficial ownership of all shares held by his wife and children.

(3)	The stock beneficially owned by Mr. Termeer includes 2,371 shares held by his wife and 1,256 shares held in trusts for the benefit of Mr. Termeer’s children. Mr. Termeer disclaims beneficial ownership of all shares held by his wife and the trusts.

(4)	The stock beneficially owned by Mr. Wirth includes 148 shares held in an IRA account.

(5)	The stock beneficially owned by Mr. Berthiaume includes 4,048 shares held by his wife. Mr. Berthiaume disclaims beneficial ownership of all shares held by his wife.

(6)	The stock beneficially owned by Dr. Cooney includes 7,164 shares held jointly with his wife, 240 shares held individually by his wife, 1,882 shares held by his son and 600 shares held by his grandchildren. Dr. Cooney disclaims beneficial ownership of all shares held individually by his wife, son and grandchildren.

(7)	The stock beneficially owned by Dr. Dzau includes 2,550 shares held by his wife’s trust.

(8)	Mr. Whitworth is one of the principals of Relational Investors, LLC, or RILLC. RILLC is the record owner of 100 shares and sole general partner, or the sole managing member of the general partner, of Relational Investors, L.P. , Relational Fund Partners, L.P., Relational Coast Partners, L.P., RH Fund 1, L.P., RH Fund 6, L.P. Relational Investors III, L.P., Relational Investors VIII, L.P., Relational Investors IX, L.P., Relational Investors X, L.P., Relational Investors XV, L.P., Relational Investors XVI, L.P., Relational Investors XX, L.P., Relational Investors XXII, L.P., Relational Investors XXIII, L.P., and Relational Investors Alpha Fund I, L.P. These limited partnerships own a total of 7,693,166 shares. An additional 2,234,482 shares are held in accounts managed by RILLC and an additional 408,500 shares are held through co-investment arrangements with Relational Investors VIII, L.P. Mr. Whitworth disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The business address for the entities listed above is c/o Relational Investors LLC, 12400 High Bluff Drive, Suite 600, San Diego, CA 92130.
          The information in this table is as of March 18, 2011 and is based on the most recent filings submitted to the SEC regarding ownership of Genzyme shares and updated information provided to Genzyme by its shareholders. Unless otherwise noted, each person has sole voting and investment power for the Genzyme shares listed.

Five Percent Owners	Number of Shares	Percent of Common Stock
Carl C. Icahn (1)	13,100,000	5.0%
c/o Icahn Associates Corp.
767 Fifth Avenue, 47th Floor
New York, NY 10153

(1)	Information is based on a Schedule 13G filed jointly by Carl C. Icahn and certain other entities affiliated with Mr. Icahn. Mr. Icahn shares voting and dispositive power for all of the shares listed.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PERSONS TRANSACTIONS
     We have adopted a written policy for the review and approval or ratification of transactions involving related persons. The nominating and governance committee is responsible for applying the policy with the assistance of our company secretary. Related persons can include any of our directors or executive officers, certain of our shareholders, and any of their immediate family members. Transactions covered by the policy consist of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant; the amount involved exceeds $120,000; and in which any related person had, has or will have a direct or indirect material interest. Under the policy, certain transactions deemed not to give rise to conflicts of interest between Genzyme and a related person have a standing pre-approval, even if the aggregate amount is greater than $120,000. The chair of the nominating and governance committee has the authority to approve or ratify any related person transaction in which he or she is not involved and the aggregate amount of the transaction is expected to be less than $1 million.
     In determining whether to approve or ratify a related person transaction, the nominating and governance committee or chair of the committee is expected to take into account, among any other factors deemed appropriate, the proposed terms of the transaction, including the aggregate value and benefit to the related person; whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the benefits to Genzyme of the transaction; any alternative means or transactions whereby Genzyme could obtain similar benefits; and whether the transaction is consistent with our other policies or practices that may also govern the proposed transaction. To help identify related person transactions, each year, we require our directors and officers to complete a questionnaire identifying any transactions with us in which the officer or director or their family members have an interest. We had no transactions, nor are there any currently proposed transactions in which the company was or is to be a participant, in which the amount involved exceeds $120,000 and any related person had or will have a direct or indirect material interest reportable under SEC rules.
     In addition, our Corporate Code of Conduct describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest to notify their supervisor or our legal department. As described above under the “Code of Conduct” section in Part III, Item 10. of this Amendment No. 1 to Form 10-K, a copy of our Code of Conduct is posted on our website at www.genzyme.com in the Investors section under “Corporate Governance.”
DIRECTOR INDEPENDENCE
     The Board has reviewed the independence of each director, taking into account potential conflicts of interest, transactions, and other relationships that would reasonably be expected to compromise a director’s independence. To determine independence, the board relies on director responses to an annual questionnaire inquiring about, among other things, their relationships (and those of their immediate family members) with us, their affiliations, and other potential conflicts of interest. The Board has determined that Messrs. Berthiaume, Bertolini, Carpenter and Whitworth, Ms. Boudreaux, Drs. Burakoff, Cooney, Dzau, Ende, Fenton and Syron and Senator Mack are independent directors as defined by the applicable NASDAQ listing standards. Mr. Termeer is not independent because of his employment as our chief executive officer.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES FEES
     The firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, audited our financial statements for the years ending December 31, 2010 and 2009.
     The following table presents fees for professional services rendered for the two most recent fiscal years. The audit-related and tax fees for 2010 and 2009 did not exceed 100% of total audit fees for the respective years. There are no other fees in 2010 and 2009 other than as set forth below.

	2010	2009
	(amounts in thousands)
Audit fees(1)	$6,877	$5,365

Audit-related fees(2)	2,602	254

Tax fees

Tax compliance	$2,100	$1,149

Other tax(3)	—	294

All Other Fees(4)	$250	$—

(1)	Audit fees include fees incurred for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and of our internal control over financial reporting, the review of our interim financial statements included in our Forms 10-Q, the statutory audits of our foreign subsidiaries and accounting consultations necessary for the rendering of an opinion on our financial statements.

(2)	Audit-related services include services in connection with the SEC registration statements, due diligence and other acquisition-related services, and statutorily required audits of the financial statements of various benefit plans.

(3)	Other tax services include acquisition-related tax structuring, worldwide tax planning and other tax consultation.

(4)	Other fees consisted mainly of consulting services to assist with our assessment and establishment of an enterprise risk management program.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
     Our audit committee has instituted an Outside Auditor Independence Policy, which permits the utilization of our independent auditors for audit, audit-related, and tax services only, subject to the audit committee’s approval, and limits the audit-related and tax services to 120% of the total anticipated audit service fees for each year, without prior approval of the committee. This policy prohibits the utilization of our independent auditors for services other than audit, audit-related and tax services, and requires quarterly reports to our audit committee. The policy lists specific services which the committee allows, as well as specific services which are prohibited, consistent with the SEC’s release number 33-8183 (“Strengthening the Commission’s Requirements Regarding Auditor Independence”), effective May 6, 2003. All of the non-audit services for 2010 and 2009 were pre-approved by the audit committee in accordance with our Outside Auditor Independence Policy.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a)(1). Financial Statements
     The following financial statements (and related notes) of Genzyme Corporation and Subsidiaries were filed under Part II, Item 8., “Financial Statements and Supplementary Data,” of the Original Filing:
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

2.2	Asset Purchase Agreement, dated September 13, 2010, between Genzyme Corporation and Laboratory Corporation of America Holdings. Filed as Exhibit 2.1 to Genzyme’s Form 8-K filed on September 19, 2010.*

2.3	Agreement and Plan of Merger, dated February 16, 2011, by and among Genzyme Corporation, Sanofi-Aventis and GC Merger Corp. Filed as Exhibit 2.1 to Genzyme’s Form 8-K filed on February 16, 2011.*

3.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3.1 to Genzyme’s Form 8-K filed June 22, 2010.*

3.2	By-laws of Genzyme Corporation, as amended. Filed as Exhibit 3.2 to Genzyme’s Form 8-K filed June 22, 2010.*

3.3	Certificate of Limited Partnership of Genzyme Therapeutics Products Limited Partnership, dated December 21, 2005. Filed as Exhibit 3.3 to Genzyme’s Form S-4 filed September 7, 2010.*

3.4	Limited Partnership Agreement of Genzyme Therapeutics Products Limited Partnership, dated July 1, 2006. Filed as Exhibit 3.4 to Genzyme’s Form S-4 filed September 7, 2010.*

3.5	Amendment No. 1 to Limited Partnership Agreement of Genzyme Therapeutics Products Limited Partnership, dated June 15, 2010. Filed as Exhibit 3.5 to Genzyme’s Form S-4 filed September 7, 2010.*

4.1
Indenture dated as of June 17, 2010 by and between Genzyme Corporation and The Bank on New York Mellon Trust Company, N.A., as Trustee. Filed as Exhibit 4.1(a) to Genzyme’s Form 8-K filed on June 17, 2010.*

4.1.1
First Supplemental Indenture dated as of June 17, 2010 by and among Genzyme Corporation, the Subsidiary Guarantor(s) party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 3.625% Senior Note due 2015 and 5.000% Senior Note due 2020). Filed as Exhibit 4.1(b) to Genzyme’s Form 8-K filed on June 17, 2010.*

4.1.2	Guarantee and Second Supplemental Indenture dated as of December 28, 2010 by and among Genzyme Europe B.V., Genzyme Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

EXHIBIT NO.	DESCRIPTION
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

10.1.5	Lease Agreement dated November 30, 2005 by and between Forest City 64 Sidney Street, Inc. and Genzyme Corporation. Filed as Exhibit 10.1.5 to Genzyme’s Form 10-K for the year ended December 31, 2006.*

10.1.6
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

10.2.1
First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*

10.2.2
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

10.3.1
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

10.4.1
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

10.10	Transfer of Long Lease and Other Assets, dated November 15, 2001, by and between Pharming and Genzyme Flanders.*

10.11
Lease, dated November 4, 2002, by and between the Province of Antwerp and Genzyme Flanders, including amendments to lease transferred pursuant to agreement dated November 15, 2001 by and between Pharming and Genzyme Flanders.*

10.12	Lease, dated October 21, 2010, by and between the Province of Antwerp and Genzyme Flanders.*

10.13	Lease, dated October 29, 2010, by and between Cipal, an inter-municipal service organization, and Genzyme Flanders.*

10.14	1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.12 to Genzyme’s Form 10-K for the year ended December 31, 2006.*

10.15	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended June 30, 2006.*

10.15.1	Form of Non-Statutory Stock Option for grants under Genzyme’s 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*

10.15.2	2007 Director Equity Plan, as amended. Filed as Exhibit 10.8 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*

10.15.3	Form of Non-Statutory Stock Option Agreement for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*

10.15.4	Form of Restricted Stock Unit Award Agreement for grants under Genzyme’s 2007 Director Equity Plan. Filed as Exhibit 10.4 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*

10.16	2001 Equity Incentive Plan, as amended. Filed as Exhibit 10.14 to Genzyme’s 10-K for 2006.*

10.16.1
Forms of Non-Statutory Stock Option Agreement for grants to executive officers under Genzyme’s 2001 Equity Incentive Plan. Filed as Exhibit 10.5 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*

10.16.2	Forms of Incentive Stock Option Agreement for grants to executive officers under the 2001 Equity Incentive Plan. Filed as Exhibit 10.6 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*

10.17	2004 Equity Incentive Plan, as amended. Filed as Exhibit 10.7 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*

10.18.1	Forms of Incentive Stock Option Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.14.1 to Genzyme’s Form 10-K for the year ended December 31, 2008.*

10.18.2
Forms of Nonstatutory Stock Option Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.14.2 to Genzyme’s Form 10-K for the year ended December 31, 2008.*

EXHIBIT NO.	DESCRIPTION
10.18.3
Forms of Restricted Stock Unit Award Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended March 31, 2008.*

10.18.4
Forms of Performance Restricted Stock Unit Award Agreement for grants to executive officers under the 2004 Equity Incentive Plan. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended March 31, 2010.*

10.19	Senior Executive Long-Term Incentive Program. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q/A for the quarter ended March 31, 2010.*

10.19.1
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

10.22	Amended and Restated Executive Employment Agreement effective as of December 31, 2008 between Genzyme Corporation and Peter Wirth. Filed as Exhibit 10.3 to Genzyme’s Form 8-K filed December 5, 2008.*

10.23	Form of Indemnification Agreement between Genzyme Corporation and its executive officers. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2004.*

10.24	Form of Severance Agreement between Genzyme Corporation and its executive officers. Filed as Exhibit 10.2 to Genzyme’s Form 10-Q for the quarter ended September 30, 2007.*

10.25	Senior Executive Annual Cash Incentive Program. Filed as Exhibit 10.1 to Genzyme’s Form 8-K filed December 5, 2008.*

10.25.1	Senior Executive Annual Incentive Plan. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q/A for the quarter ended March 31, 2010.*

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

10.29.1
Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme’s Form 10-K for the year ended December 31, 2003.*(†)

10.29.2
Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme’s Form 10-K for the year ended December 31, 2003.*(†)

10.29.3
Fourth Amendment, dated July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme’s Form 10-K for the year ended December 31, 2004.*(†)

EXHIBIT NO.	DESCRIPTION
10.29.4
Amended and Restated Contract Manufacturing Agreement signed as of December 15, 2006, between Genzyme Corporation (as successor to GelTex) and The Dow Chemical Company. Filed with Genzyme’s Form 8-K filed on December 21, 2006.*(†)

10.30
North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme Corporation and Wyeth. Filed as Exhibit 10.31 to Genzyme’s Form 10-K for the year ended December 31, 2004.*(†)

10.31
Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme Corporation and Invitrogen Corporation. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2005.*(†)

10.31.1
Amendment No. 2 effective as of January 1, 2007 to Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme Corporation and Invitrogen Corporation. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2007.*(†)

10.31.2
Amended and Restated Contract Purchase and Supply Agreement between Invitrogen Corporation and Genzyme Corporation effective December 31, 2007. Filed as Exhibit 10.1 to Genzyme’s Form 10-Q for the quarter ended September 30, 2007.*(†)

10.32
License and Co-Development Agreement between Genzyme Corporation and Isis Pharmaceuticals, Inc. dated June 24, 2008. Filed as Exhibit 10.7 to Genzyme’s Form 10-Q for the quarter ended June 30, 2008.*(†)

10.33
License Agreement dated as of January 1, 1995 and First Amendment thereto, dated as of October 7, 2003, between Genzyme Corporation and Mount Sinai School of Medicine of the City University of New York. Filed as Exhibit 10.10 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)

10.34
Technology Transfer and Supply Agreement between Genzyme Corporation and Hospira Worldwide, Inc. effective December 31, 2009. Filed as Exhibit 10.29 to Genzyme’s Form 10-K for the year ended December 31, 2009.*

10.35
Master Supply Agreement dated as of June 30, 2010 among Genzyme Corporation, Genzyme Ireland Limited and Hospira Worldwide, Inc. Filed as Exhibit 10.9 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)

10.36
Credit Agreement, dated July 14, 2006, among Genzyme Corporation and those of its subsidiaries party thereto, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, ABN AMRO Bank N.V., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. Filed with Genzyme’s Form 8-K filed on July 19, 2006.*

10.36.1
Amendment, dated as of November 30, 2010, to the Credit Agreement, dated as of July 14, 2006, among Genzyme Corporation and those of its subsidiaries party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the co-documentation agents, co-agents and other lenders named therein.*

10.37
Amended and Restated Agreement dated April 14, 2010 between Genzyme Corporation, Relational Investors LLC, Ralph V. Whitworth and the other parties identified therein. Filed as Exhibit 99.1 to Genzyme’s Form 8-K filed on April 15, 2010.*

10.38
Agreement dated June 9, 2010 between Genzyme Corporation, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P. and High River Limited Partnership. Filed as Exhibit 99.1 to Genzyme’s Form 8-K filed on June 30, 2010.*

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

10.41	Master Confirmation Agreement dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs & Co. Filed as Exhibit 10.3 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*

EXHIBIT NO.	DESCRIPTION
10.41.1	Supplemental Confirmation dated June 17, 2010 between Genzyme Corporation and Goldman, Sachs &Co. Filed as Exhibit 10.3.1 to Genzyme’s Form 10-Q for the quarter ended June 30, 2010.*(†)

21.1	Subsidiaries of Genzyme Corporation.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Previously furnished.

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Previously furnished.

101
The following materials from Genzyme Corporation’s Form 10-K for the year ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL):(i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes Consolidated Financial Statements. Previously furnished.

*	Previously filed.

†	Confidential treatment has been requested or granted for the deleted portions of this Exhibit.

**	Filed herewith.
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
     Exhibits 10.14 through 10.25.1 above are management contracts or compensatory arrangements in which our executive officers or directors participate.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
By:	/s/ Michael S. Wyzga
Michael S. Wyzga
Executive Vice President, Finance And Chief Financial Officer

Dated: March 24, 2011